Form 10-Q
period 1996-03-31
MUTUAL RISK MANAGEMENT LTD
filed 1996-06-18
CIK 826918

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended March 31, 1996.

                                       or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____________ to
         ------------- .

  Commission File Number 1-10760

                           MUTUAL RISK MANAGEMENT LTD.

- --------------------------------------------------------------------------------
  (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          BERMUDA                                       NOT APPLICABLE
- --------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)
                                44 CHURCH STREET,
                             HAMILTON HM 12, BERMUDA
- --------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (441) 295-5688
- --------------------------------------------------------------------------------
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
- --------------------------------------------------------------------------------
(FORMER  NAME,  FORMER  ADDRESS AND FORMER  FISCAL YEAR,  IF CHANGED  SINCE LAST
REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES |X|             NO |_|

The number of outstanding shares of the registrant's Common Stock, $0.01 par value, as of March 31, 1996 was 13,545,296.

                           MUTUAL RISK MANAGEMENT LTD.

                                    I N D E X



PART I.     FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

Unaudited Consolidated Statements of Income for the three month
periods ended March 31, 1996 and 1995                                  3

Consolidated Balance Sheets at March 31, 1996 (unaudited)
and December 31, 1995                                                  4

Unaudited Consolidated Statements of Cash Flows for the
three month periods ended March 31, 1996 and 1995                      5

Consolidated Statements of Shareholders' Equity at
March 31, 1996 (unaudited) and December 31, 1995                       6

Notes to Unaudited Consolidated Financial Statements at                7
March 31, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              8-11
           CONDITION AND RESULTS OF OPERATIONS



PART II.OTHER INFORMATION:

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               12

Exhibit 11 - Computation of Net Earnings per Common
Share and Common Share Equivalents                                     13

SIGNATURES                                                             14

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


1.  INTERIM ACCOUNTING POLICY

     In the opinion of management of the Company, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three months ended March 31, 1996 are not necessarily indicative of what operating results may be for the full year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

     The results of operations for the three months ended March 31, 1996, reflect a continuation of growth in Risk management fees and Net income due to the addition of new programs, a relatively high renewal rate, increased investment income and the inclusion of Professional Underwriters Corp. ("PUC") for the first time in 1996. Net income available to common shareholders amounted to $8.9 million or $0.63 per Common Share for the three months ended March 31, 1996 representing an increase of 23% over the corresponding 1995 period.

(In thousands, except per share data)

                            COMPONENTS OF NET INCOME
                             QUARTER ENDED MARCH 31,
                                                             1996                               1995
                                                             ----                               ----

                                                                       PER                               PER
                                                                     COMMON                            COMMON
                                                                      SHARE                             SHARE
                                                                      -----                             -----

Operating income                                    $8,888            $0.63            $7,222           $0.54
Realized capital gains (losses) (a)                      1             0.00              (520)          (0.04)
                                                    ------             ----              -----           -----

Net income available to
  Common Shareholders                               $8,889            $0.63            $6,702           $0.50
                                                    ======            =====            ======           =====

Average shares outstanding (000's)                             14,019                          13,460
                                                               ------                          ------

(a)      Net of tax.

     Total revenues amounted to $35.2 million for the three months ended March 31, 1996 representing an increase of 22% over the corresponding 1995 period. The following table shows the major components of Revenues for these periods.

(In thousands)
                                 TOTAL REVENUES
                             QUARTER ENDED MARCH 31,

                                    1996         1995           INCREASE
                                    ----         ----           --------

Risk management fees              $18,158        $14,018         30%
Premiums earned                    11,754         11,518          2%
Net investment income               5,183          3,839         35%
Realized capital gains (losses)         5           (599)        N/M
Other income (losses)                  76             (6)        N/M
                                  -------        -------

                                  $35,176        $28,770         22%
                                  =======        =======

     Risk management fees increased 30% to $18.2 million for the first quarter of 1996 as compared to $14.0 million in 1995. The inclusion of PUC, which primarily acts as an underwriting manager for Program Business added $1.5 million or 11% to Risk management fees in the quarter. The Company's acquisition of PUC was completed on January 1, 1996.

(In thousands)
                              RISK MANAGEMENT FEES
                             QUARTER ENDED MARCH 31,

                                     1996          1995         INCREASE
                                     ----          ----         --------

Legion policy-issuing fees          $7,123        $6,613          8%
IPC Program fees                     4,028         3,335         21%
CRS fees                             2,696         2,179         24%
Underwriting management fees         1,527           ---        100%
Captive management fees              1,090           875         25%
Other fees                           1,694         1,016         67%
                                   -------       -------

Total                              $18,158       $14,018         30%
                                   =======       =======

     Legion Insurance Company, the Company's policy-issuing subsidiary, added 31 new programs during the first quarter of 1996 as compared to 17 in 1995. Legion's renewal rate was 77% in the first quarter of 1996 as compared to 82% in the first quarter of 1995. No new programs were sold in California in the first quarter of 1996 as compared to four in 1995. The renewal rate for the 13 California programs was 62% in the first quarter as opposed to 80% in 1995 reflecting a continuation of the underpricing taking place in that state. The growth in Legion programs is also responsible for the growth in the IPC program fees and CRS fees, however, the increase in these fees is greater than Legion's due to increased fees on renewal business. Both the Company's Captive management operations and its Brokerage companies continued to perform well in the 1996 first quarter producing Risk management fees of $2.5 million on a combined basis, a 42% increase over 1995 and pre-tax operating income of $1.1 million, a 77% increase over 1995. These operations included fees of $.5 million from Shoreline Mutual Management (Bermuda) Ltd. an increase of 56% over the first quarter of 1995.

     Gross premiums written decreased 12% for the three months ended March 31, 1996 to $57.3 million as compared to $64.8 million in the corresponding 1995 period primarily as a result of a change in the anniversary date of one large program from the first to second quarter. Premiums earned increased 2% compared to the corresponding 1995 quarter, these are offset by a 1% decrease in Total insurance costs and reflect the continued use of large deductible policies.

     Gross investment income increased by $1.6 million or 35% to $6.4 million in the first quarter of 1996 over the corresponding 1995 period as a result of an increase of 43% in gross invested assets to $444.5 million. Net investment income, after adjusting for investment income which is not included in the earnings of the Company, increased by 35% in the first quarter as a result of an increase of 56% in net invested assets to $354.8 million offset by a decrease in the yield on these assets to 6% from 7% in the first quarter of 1995.

     The effective tax rate in the quarter was 22.2% compared to 26.1% in the corresponding 1995 period.

(In thousands)

                                 TOTAL EXPENSES
                             QUARTER ENDED MARCH 31,

                                    1996         1995        INCREASE/(DECREASE)
                                  -------        -------     -------------------

Operating expenses                $10,013         $7,452      34%
Total insurance costs              11,811         11,880      (1%)
Interest expense                    1,510             72     N/M
Other expenses                         93             36     N/M
                                  -------        -------

Total                             $23,427        $19,440      21%
                                  =======        =======

     Total expenses increased 21% to $23.4 million for the first quarter as compared to $19.4 million in 1995 primarily as a result of the interest expense attributable to the Convertible Debentures issued October 30, 1995. Operating expenses increased by 34% to $10.0 million for the first quarter from $7.5 million in 1995 as a result of the inclusion of PUC which added $1.1 million or 15% of the increase together with the growth in personnel and other expenses stemming from the increased number of client programs.

     Income from continuing operations before income taxes increased by 26% in the first quarter of 1996 to $11.7 million as compared to $9.3 million in the first quarter 1995 as shown in the following table.

(In thousands)

              INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
                             QUARTER ENDED MARCH 31,

                                    1996                    1995
                                    -----                  -----

Risk management income             $9,089                  $7,461
Investment income *                 3,677                   3,168
Underwriting loss                     (57)                   (362)
                                  -------                  ------

Sub-total                          12,709                  10,267

General corporate expenses           (960)                   (937)
                                  -------                  ------

Total                             $11,749                  $9,330
                                  =======                  ======

*        Includes Realized capital losses and Interest expense.

     The pre-tax profit margin on Risk management fee income, including General corporate expenses was 45% for the first quarter as compared to 47% in the corresponding 1995 period.

FINANCIAL CONDITION AND LIQUIDITY

     Total assets increased to $1,430 million at March 31, 1996 as compared to $1,374 million at December 31, 1995. Assets held in separate accounts which are principally managed assets attributable to participants in the Company's IPC Programs accounted for approximately 39% and 38% of Total assets at March 31, 1996 and December 31, 1995 respectively. Total Shareholders' equity increased to $172 million at March 31, 1996 from $163 million at December 31, 1995 primarily as a result of Net income in the first three months offset by a decrease in the unrealized gain on investments net of tax from $1.2 million at December 31, 1995 to a loss of $.9 million at March 31, 1996. Return on equity was stable at 20.5% for the first quarter as compared to 20.8% for the first quarter of 1995.

  MUTUAL RISK MANAGEMENT LTD.

  PART II - OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


          A. EXHIBIT 11 - Computation of Net Earnings Per Common Share and Common Share Equivalents.

          B. REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the three month period ended March 31, 1996.

                                   EXHIBIT 11

                           MUTUAL RISK MANAGEMENT LTD.

                        COMPUTATION OF EARNINGS PER SHARE

                                               QUARTER ENDED MARCH 31,

                                             1996                   1995

                               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

Net income available to
common shareholders                         $8,889                 $6,702
                                       ===========           ============


Weighted Average Common Shares
Common Shares outstanding               13,184,890             12,987,191
                                       -----------           ------------


Common share  equivalents
associated  with  options
and   Redeemable   Common
Shares :
   Options                               1,357,623              1,199,983
   Redeemable Common Shares                351,438                351,438
                                       -----------           ------------
                                         1,709,061              1,551,421

Common Shares purchased with
proceeds from options and
Redeemable Common Shares exercised       (875,206)            (1,078,518)
                                       -----------           ------------
                                           833,855                472,903
                                       -----------           ------------


Total Weighted Average Common Shares    14,018,745             13,460,094
                                       ===========           ============



Earnings Per Common Share
     Net income available to
     common shareholders :                   $0.63                  $0.50
                                       ===========           ============

  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             MUTUAL RISK MANAGEMENT LTD.





                             -------------------------------------------
                             JAMES C. KELLY
                             SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND AUTHORIZED SIGNATORY

  DATE:  MAY 10, 1996
  /s/ James C. Kelly
  ------------------