Form 10-Q/A
period 1996-03-31
MUTUAL RISK MANAGEMENT LTD
filed 1996-08-12
CIK 826918

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

                                    PART II

                               OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.


               (c)  Exhibit 27 - Financial Data Schedule

  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             MUTUAL RISK MANAGEMENT LTD.





                             ___________________________________________
                             JAMES C. KELLY
                             SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND AUTHORIZED SIGNATORY

  DATE:  MAY 10, 1996
  /s/ James C. Kelly
  ------------------