Form 10-Q
period 1996-06-30
MUTUAL RISK MANAGEMENT LTD
filed 1996-08-14
CIK 826918

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended June 30, 1996.

                                       or


[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____________ to _____________ .

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

                                 (809) 295-5688
- --------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

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

               YES       [X]                 NO [_]

The number of outstanding shares of the registrant's Common Stock, $0.01 par value, as of June 30, 1996 was 18,587,814.

                           MUTUAL RISK MANAGEMENT LTD.

                                    I N D E X



Part I.   Financial Information:

          Item 1.   Financial Statements:

          Unaudited Consolidated Statements of Income for the six
          month periods ended June 30, 1996 and 1995                        3

          Unaudited Consolidated Balance Sheets at June 30, 1996 and
          December 31, 1995                                                 4

          Unaudited Consolidated Statements of Cash Flows for the six
          month periods ended June 30, 1996 and 1995                        5

          Unaudited Consolidated Statements of Shareholders' Equity at
          June 30, 1996 and December 31, 1995                               6

          Notes to Unaudited Consolidated Financial Statements at           7
          June 30, 1996

          Item 2.   Management's Discussion and Analysis of Financial       8-11
                    Condition and Results of Operations



PART II.  Other Information:

          Item 2.   Changes in Securities                                   12

          Item 4.   Submission of Matters to a Vote of Security Holders     12

          Item 6.   Exhibits and Reports on Form 8-K                        13


Signatures                                                                  14

Exhibits

          Exhibit 3 (ii) - Restated Bye-Laws of the Company
          Exhibit 11 - Computation of Net Earnings per Common
                Share and Common Share Equivalents
          Exhibit 27 - Financial Data Schedule

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                       Quarter Ended June 30                 Six Months Ended June 30
                                                      1996               1995                1996                1995

REVENUES
     Risk management fees                       $ 19,800,110        $ 15,932,399        $ 39,466,858        $ 30,975,205
     Premiums earned                              15,964,575          13,793,228          27,718,549          25,311,351
     Net investment income                         5,402,974           3,667,919          10,592,653           7,515,667
     Realized capital (losses) gains                (616,901)            338,890            (611,933)           (260,443)
     Other income                                     57,952              28,557             135,388              55,087
                                                ------------        ------------        ------------        ------------

     Total Revenues                               40,608,710          33,760,993          77,301,515          63,596,867
                                                ------------        ------------        ------------        ------------

EXPENSES
     Losses and loss expenses incurred             8,969,099           7,664,190          16,109,023          13,430,561
     Acquisition costs                             7,027,929           6,314,376          11,699,053          12,428,489
     Operating expenses                           11,871,721           9,041,623          23,122,061          17,283,165
     Interest expense                              1,549,474             266,530           3,071,647             346,241
     Other expenses                                  176,957              51,080             285,188             102,162
                                                ------------        ------------        ------------        ------------

     Total Expenses                               29,595,180          23,337,799          54,286,972          43,590,618
                                                ------------        ------------        ------------        ------------

INCOME FROM CONTINUING
 OPERATIONS BEFORE
 INCOME TAXES                                     11,013,530          10,423,194          23,014,543          20,006,249

     Income taxes                                  1,947,674           2,164,959           4,559,896           4,600,090
                                                ------------        ------------        ------------        ------------

INCOME FROM CONTINUING
 OPERATIONS                                        9,065,856           8,258,235          18,454,647          15,406,159

     Minority interest                               (33,869)           (100,563)           (241,055)           (242,700)
                                                ------------        ------------        ------------        ------------

NET INCOME                                         9,031,987           8,157,672          18,213,592          15,163,459

     Preferred share dividends                        40,587              51,196              81,175             102,392
                                                ------------        ------------        ------------        ------------

NET INCOME AVAILABLE TO
 COMMON SHAREHOLDERS                            $  8,991,400        $  8,106,476        $ 18,132,417        $ 15,061,067
                                                ============        ============        ============        ============

EARNINGS PER COMMON SHARE (1)

     Primary EPS                                $       0.47        $       0.44        $       0.95        $       0.82
                                                ============        ============        ============        ============

     Fully diluted EPS                          $       0.47        $       0.44        $       0.94        $       0.82
                                                ============        ============        ============        ============

     Dividends per share                        $       0.08        $       0.06        $       0.15        $       0.12
                                                ============        ============        ============        ============

     Weighted average number of Common
     Shares outstanding                           19,146,510          18,520,497          19,093,232          18,407,846
                                                ============        ============        ============        ============

(1) Prior periods per share calculations have been restated to reflect the four-for-three stock split to holders of record at May 31, 1996.

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                           JUNE 30,           DECEMBER 31,
                                                                                             1996                 1995
ASSETS
   Cash and cash equivalents                                                         $    61,077,492       $    79,669,981
   Investments :  Held in available for sale account at fair value
      (Amortized cost $385,262,927; 1995 - $350,540,285)                                 381,147,880           351,917,852
                                                                                     ---------------       ---------------
   Total marketable investments                                                          442,225,372           431,587,833
   Investments in affiliates                                                                 780,312               202,457
   Other investments                                                                       2,459,500             2,282,833
   Investment income due and accrued                                                       5,648,086             4,487,430
   Accounts receivable                                                                    89,296,225            82,394,552
   Reinsurance receivables                                                               268,506,427           256,678,476
   Deferred expenses                                                                      21,662,837            19,118,668
   Prepaid reinsurance premiums                                                           67,413,991            39,221,053
   Fixed assets                                                                            7,271,894             5,480,686
   Deferred tax benefit                                                                    5,120,131             6,182,842
   Goodwill                                                                               15,017,310             4,874,634
   Other assets                                                                            4,615,307             1,920,030
   Assets held in separate accounts                                                      575,302,847           525,176,516
                                                                                     ---------------       ---------------
   Total Assets                                                                      $ 1,505,320,239       $ 1,379,608,010
                                                                                     ===============       ===============
LIABILITIES, REDEEMABLE PREFERRED & COMMON SHARES & SHAREHOLDERS' EQUITY
LIABILITIES
   Reserve for losses and loss expenses                                              $   324,806,019       $   314,927,486
   Reserve for unearned premiums                                                          86,397,118            59,775,181
   Claims deposit liabilities                                                             72,175,203            71,788,775
   Accounts payable                                                                      103,003,527            93,259,762
   Accrued expenses                                                                        3,546,974             4,870,979
   Taxes payable                                                                          10,771,304             4,811,592
   Loans payable                                                                             512,104               574,022
   Prepaid fees                                                                           13,323,844            13,125,653
   Debentures                                                                            119,085,010           116,038,987
   Other liabilities                                                                       6,981,850             5,729,685
   Liabilities related to separate accounts                                              575,302,847           525,176,516
                                                                                     ---------------       ---------------
   Total Liabilities                                                                   1,315,905,800         1,210,078,638
                                                                                     ---------------       ---------------
REDEEMABLE PREFERRED & COMMON SHARES
   Preferred Shares - Series B non-voting Redeemable - authorized
       and issued 2,951,835 (par value and redemption value $1.00)                         2,951,835             2,951,835
   Common Shares subject to redemption - 468,584 Common Shares (par value $0.01, redemption value $3.50 less subscription loans
       receivable - $981,278,  plus interest received)                                     1,273,948             1,074,389
                                                                                     ---------------       ---------------
   Total Redeemable Preferred & Common Shares                                              4,225,783             4,026,224
                                                                                     ---------------       ---------------
SHAREHOLDERS' EQUITY
   Common Shares - Authorized 60,000,000 (par value $0.01)
                   Issued 18,119,230 (1995 - 17,805,138)                                     181,192               178,051
   Additional paid-in capital                                                             76,075,572            65,396,652
   Unrealized loss on investments - net of tax                                            (3,329,507)            1,154,823
   Retained earnings                                                                     112,261,399            98,773,622
                                                                                     ---------------       ---------------
   Total Shareholders' Equity                                                            185,188,656           165,503,148
                                                                                     ---------------       ---------------
   Total Liabilities,Redeemable Preferred & Common Shares
     & Shareholders' Equity                                                          $ 1,505,320,239       $ 1,379,608,010
                                                                                     ===============       ===============

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended June 30,
                                                                                     1996                   1995
NET CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                                      $  18,213,592           $  15,163,459
Items not affecting cash:
       Depreciation                                                                 1,314,567                 902,653
       Amortization of investments and net gain on sales                             (166,645)             (1,502,043)
       Amortization of Convertible Debentures                                       3,046,023                       0
       Deferred tax benefit                                                         2,070,997                (493,912)
       Other items                                                                    134,655                  68,039
Net changes in non-cash balances relating to operations :
       Accounts receivable                                                         (6,901,673)            (26,573,012)
       Reinsurance receivables                                                    (11,827,951)            (29,412,622)
       Investment income due and accrued                                           (1,160,656)                101,753
       Deferred expenses                                                              199,377              (2,120,929)
       Prepaid reinsurance premiums                                               (28,192,938)            (15,470,716)
       Other assets                                                                (2,695,277)             (2,132,548)
       Reserve for losses and loss expenses                                         9,878,533              27,971,438
       Claims deposit liabilities                                                     386,428               1,850,763
       Prepaid fees                                                                   198,191                (590,047)
       Reserve for unearned premium                                                26,621,937              21,343,146
       Accounts payable                                                             9,743,765              23,762,929
       Taxes payable                                                                5,959,712                 261,776
       Accrued expenses                                                            (1,324,005)                859,869
       Other liabilities                                                            1,252,165                 957,364
                                                                                -------------           -------------
NET CASH FLOW FROM OPERATING ACTIVITIES                                            26,750,797              14,947,360
                                                                                -------------           -------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from sale of investments - Available for sale                      50,024,043              39,192,468
       Proceeds from maturity of investments - Available for sale                  20,099,427              11,828,910
       Fixed assets purchased                                                      (3,122,094)               (789,004)
       Investments purchased - Available for sale                                (104,679,468)            (57,196,258)
       Investment in affiliates and other investments                                (676,049)               (212,938)
       Goodwill purchased                                                          (4,826,310)                      0
       Swap expense                                                                (2,743,546)             (4,405,196)
       Other items                                                                     48,379                  12,688
                                                                                -------------           -------------
NET CASH APPLIED TO INVESTING ACTIVITIES                                          (45,875,618)            (11,569,330)
                                                                                -------------           -------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Loans received                                                                       0              11,231,910
       Loan repaid                                                                    (61,918)                      0
       Loan interest received                                                          29,554                  42,105
       Loan repayment received                                                        170,005                 170,005
       Proceeds from shares issued                                                  5,120,507                 670,010
       Dividends paid                                                              (4,725,816)             (2,787,906)
                                                                                -------------           -------------
NET CASH FLOW FROM FINANCING ACTIVITIES                                               532,332               9,326,124
                                                                                -------------           -------------
       Net (decrease) increase in cash and cash equivalents                       (18,592,489)             12,704,154
       Cash and cash equivalents at beginning of period                            79,669,981              44,872,994
                                                                                -------------           -------------
Cash and cash equivalents at end of period                                      $  61,077,492           $  57,577,148
                                                                                =============           =============
Supplemental cash flow information:
       Interest paid                                                            $      25,624           $     346,241
                                                                                =============           =============
       Income taxes paid, net                                                   $   3,246,992           $   4,182,002
                                                                                =============           =============

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                        Series B
                                                                                        Preferred        Common
                                                                         Change in        Share           Share
                           Opening         Shares       Unrealized          Net         Dividends       Dividends        Closing
                           Balance         Issued       Gain (Loss)        Income       Declared(1)     Declared(2)      Balance

Six Months Ended June 30, 1996

Common Shares            $    178,051    $      3,141   $       --      $       --     $       --      $       --      $    181,192
Additional paid-in
   capital                 65,396,652      10,678,920           --              --             --              --        76,075,572
Unrealized gain (loss)
   on investments           1,154,823            --       (4,484,330)           --             --              --        (3,329,507)
Retained earnings          98,773,622            --             --        18,213,592        (81,175)     (4,644,640)    112,261,399
                         ------------    ------------   ------------    ------------   ------------    ------------    ------------

Total Shareholders'
Equity at June 30, 1996  $165,503,148    $ 10,682,061   $ (4,484,330)   $ 18,213,592   $    (81,175)   $ (4,644,640)   $185,188,656
                         ============    ============   ============    ============   ============    ============    ============

Year Ended December 31, 1995(3)

Common Shares            $    176,560    $      1,491   $       --      $       --     $       --      $       --      $    178,051
Additional paid-in
   capital                 63,779,856       1,616,796           --              --             --              --        65,396,652
Unrealized (loss)
   gain on
   investments            (12,913,950)           --       14,068,773            --             --              --         1,154,823
Retained earnings          73,950,774            --             --        30,354,371       (190,024)     (5,341,499)     98,773,622
                         ------------    ------------   ------------    ------------   ------------    ------------    ------------

Total Shareholders'
Equity at
December 31, 1995        $124,993,240    $  1,618,287   $ 14,068,773    $ 30,354,371   $   (190,024)   $ (5,341,499)   $165,503,148
                         ============    ============   ============    ============   ============    ============    ============

(1) Dividend per share amounts were $.03 for the six months ended June 30, 1996 and $.06 for the year ended December 31, 1995.

(2) Dividend per share amounts were $.23 for the six months ended June 30, 1996 and $.26 for the year ended December 31, 1995.

(3) Effective May 31, 1996 the Company effected a four - for - three stock split recorded in the form of a stock dividend. 4,438,974 Common Shares were issued in respect of this split. Prior periods have been restated.

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996


1.   INTERIM ACCOUNTING POLICY

     In the opinion of management of the Company, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of operations and cash flows for the six months ended June 30, 1996 and 1995. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the six months ended June 30, 1996 are not necessarily indicative of what operating results may be for the full year.

2.   FOUR-FOR-THREE STOCK SPLIT

     In May 1996 the Company announced a four-for-three stock split of its Common Shares. The record date for the stock split was May 31, 1996 and a dividend of additional Common Shares was distributed to shareholders on June 19, 1996. The consolidated financial statements have been adjusted to reflect the effects of the Common Stock split on earnings per share for all periods presented.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations for the Quarter and Six months ended June 30, 1996 and
1995

     The results of operations for the quarter and six months ended June 30, 1996, reflect a continuation of growth in Risk management fees and Net income due to the addition of new accounts, increased investment income and the inclusion of Professional Underwriters Corp. ("PUC") for the first time in 1996. The results for all periods reflect the recent acquisition of The Hemisphere Group Limited ("Hemisphere") in a pooling of interests transaction. Net income available to common shareholders amounted to $9.0 million or $.47 per Common Share for the second quarter and $18.1 million or $0.94 per Common Share for the six months ended June 30, 1996 on a fully diluted basis representing increases of 11% and 20% over the corresponding periods as shown in the tables below.

                                                                               Second Quarter to June 30,
                                                                    1996                                        1995
                                                ---------------------------------------------------------------------------------
                                                                         ($ thousands except per share data)
                                                                          PER                                         PER
                                                                     COMMON SHARE                                COMMON SHARE
                                                                     ------------                                ------------
                                                                  Fully         Fully
                                                                 Primary       Diluted                        Primary     Diluted

Net income excluding
  realized capital (losses) gains (a)              $9,488        $0.50         $0.49               $7,765     $0.42        $0.42
Realized capital (losses) gains (b)                  (497)       (0.03)        (0.02)                 341      0.02         0.02
                                                ---------        -----         -----              -------      ----         ----

Net income available to
  Common Shareholders                              $8,991        $0.47         $0.47               $8,106     $0.44        $0.44
                                                   ======        =====         =====               ======     =====        =====

Average number of
  shares outstanding (000's)                                    19,147        22,636                         18,520       18,520
                                                                ------        ------                         ------       ------


                                                                              Six Months Ending June 30,
                                                                    1996                                        1995
                                                ---------------------------------------------------------------------------------
                                                                         ($ thousands except per share data)
                                                                          PER                                         PER
                                                                     COMMON SHARE                                COMMON SHARE
                                                                     ------------                                ------------
                                                                 Fully         Fully
                                                                Primary       Diluted                        Primary      Diluted
Net income excluding
  realized capital losses (a)                     $18,628        $0.98         $0.96              $15,240     $0.83        $0.83
Realized capital losses (b)                          (496)       (0.03)        (0.02)                (179)    (0.01)       (0.01)
                                                ---------        -----         -----            ---------      ----        -----

Net income available to
  Common Shareholders                             $18,132        $0.95         $0.94              $15,061     $0.82        $0.82
                                                  =======        =====         =====              =======     =====        =====

Average number of
  shares outstanding (000's)                                    19,093        22,583                         18,408       18,408
                                                                ------        ------                         ------       ------

(a) 1995 results have been restated to reflect a pooling of interests following the acquisition of CFM Insurance Managers Ltd. and The Hemisphere Group Limited.
(b)  Net of tax.
(c) All per share amounts have been adjusted to reflect the four-for-three stock split which was effected May 31, 1996.

     Total revenues amounted to $40.6 million and $77.3 million for the quarter and six months ended June 30, 1996 representing increases of 20% and 22% over the corresponding 1995 periods. The following table shows the major components of Revenues for these periods.


(In thousands)

                                                                                  TOTAL REVENUES
                                                                                Periods to June 30,
                                                       Second Quarter                              Six Months
                                                     1996          1995     Increase           1996          1995       Increase
                                                     ----          ----     --------           ----          ----       --------
Risk management fees                              $ 19,800      $ 15,932       24%          $ 39,467      $ 30,975         27%
Premiums earned                                     15,965        13,793       16%            27,719        25,311         10%
Net investment income                                5,403         3,668       47%            10,593         7,516         41%
Realized capital gains (losses)                       (617)          339      282%)             (612)         (260)      (135%)
Other income (losses)                                   58            29      103%               135            55        146%
                                                  --------       --------                   --------       --------

                                                  $ 40,609      $ 33,761       20%          $ 77,302      $ 63,597         22%
                                                  ========       ========                   ========       ========

     Risk management fees increased 24% and 27% for the quarter and six months ended June 30, 1996 to $19.8 million and $39.5 million as compared to $15.9 million and $31.0 million in the corresponding 1995 periods. The inclusion of PUC, which primarily acts as an underwriting manager for Program Business, added $1.3 million or 8% and $2.9 million or 9% to Risk management fees in the quarter and six months to June 30, 1996. The Company's acquisition of PUC was completed on January 1, 1996.

(In thousands)

                                                                             RISK MANAGEMENT FEES
                                                                              Periods to June 30,
                                           Second Quarter                                        Six Months
                                     1996                 1995        Increase            1996                 1995       Increase
                                     ----                 ----        --------            ----                 ----       --------
Legion policy-issuing fees    $ 7,612     38%     $ 6,659     42%       14%       $14,735     37%       $13,272     43%      11%
IPC Program fees                4,110     21%       3,682     23%       12%         8,138     21%         7,017     23%      16%
CRS fees                        2,605     13%       2,316     15%       12%         5,301     13%         4,495     14%      18%
Underwriting management fees    1,332      7%           0      0%      100%         2,859      7%             0      0%     100%
Captive management fees         1,002      5%         897      6%       12%         2,093      5%         1,772      6%      18%
Hemisphere fees                 1,415      7%       1,024      6%       38%         2,923      7%         2,049      6%      43%
Other fees                      1,724      9%       1,354      8%       27%         3,418     10%         2,370      8%      44%
                              -------   ----      -------   ----      ----        -------   ----        -------   ----     ----

Total                         $19,800    100%     $15,932    100%       24%       $39,467    100%       $30,975    100%      27%
                              =======   ====      =======   ====                  =======   ====        =======   ====

     Legion Insurance Company and Legion Indemnity Company ("Legion"), the Company's policy-issuing subsidiaries, added 24 new accounts during the second quarter of 1996 and 55 new accounts during the first half of 1996 as compared to 23 and 40 in 1995. Legion's renewal rate was 66% in the second quarter and 71% in the first half of 1996 as compared to 80% and 81% in 1995 as a result of increased competition from traditional carriers for corporate accounts primarily in the workers' compensation market. Three new accounts were sold in California in the second quarter of 1996 as compared to one in the second quarter of 1995 for a total of three new accounts in 1996 and five in 1995. The renewal rate for the California accounts was 80% in the second quarter and 67% in the six months as opposed to 56% and 68% in 1995. The result of new sales combined with renewals is that Legion added 22 accounts on a net basis during the first half of 1996 equalling the number added during the first half of 1995.

     The growth in Legion accounts is also responsible for the growth in the IPC Program fees and CRS fees. Both the Company's Captive management operations and its Brokerage companies continued to perform well in the 1996 second quarter and six months producing Risk management fees of $2.5 million and $5.0 million on a combined basis, a 22% and 31% increase over 1995. These operations included fees of $.5 million and $1.1 million from Shoreline Mutual Management (Bermuda) Ltd. in the second quarter and six months of 1996 compared to $.4 million and $.7 million respectively in 1995.

     Gross premiums written increased 43% and 17% for the quarter and six months ended June 30, 1996 to $100 million and $158 million as compared to $70 million and $135 million in the corresponding 1995 periods. Premiums earned increased 16% and 10% to $16.0 million and $27.7 million compared to $13.8 million and $25.3 million in the corresponding quarter and half year of 1995, these are offset by a 14% and 8% increase in Total insurance costs.

     Gross investment income increased by $2.0 million and $3.6 million or 41.3% and 38.0% to $6.7 million and $13.1 million in the quarter and six months of 1996 over the corresponding 1995 periods as a result of an increase of 42.0% in gross invested assets to $446.3 million. Net investment income, after adjusting for investment income which is not included in the earnings of the Company, increased by 47% and 41% in the quarter and six months as a result of an increase of 56.1% in net invested assets to $359.0 million offset by a decrease in the yield on these assets to 6.0% from 6.4% in the second quarter of 1995 and to 6.0% from 7.0% in the second half of 1995.

     The effective tax rate in the quarter was 17.7% and 19.8% in the half year compared to 20.8% and 23.0% in the corresponding 1995 periods. This decline was due primarily to the tax benefit derived from the exercise of employee stock options during 1996 and an increase in earnings outside of the United States.

(In thousands)

                                                                            TOTAL EXPENSES
                                                                          Periods to June 30,
                                       Second Quarter                                           Six Months
                                     1996           1995           Increase                1996           1995           Increase
                                     ----           ----           --------                ----           ----           --------
Operating expenses               $  11,872      $   9,042             31%              $  23,122      $  17,283             34%
Total insurance costs               15,997         13,978             14%                 27,808         25,860              8%
Interest expense                     1,549            267            481%                  3,072            346            787%
Other expenses                         177             51            246%                    285            102            179%
                                ----------     ----------                              ---------      ---------

Total                            $  29,595      $  23,338             27%              $  54,287      $  43,591             25%
                                 =========      =========                              =========      =========

     Total expenses increased 27% and 25% to $29.6 million and $54.3 million for the quarter and six months as compared to $23.3 million and $43.6 million in 1995. Operating expenses increased by 31% and 34% to $11.9 million and $23.1 million for the quarter and six months from $9.0 million and $17.3 million in the corresponding 1995 periods as a result of the inclusion of PUC which added $1.1 million or 12% to operating expenses in the second quarter and $2.2 million or 13% for the six months together with the growth in personnel and other expenses stemming from the increased number of client accounts. The increases in Total insurance costs were the result of 16% and 10% increases in Premiums earned in the second quarter and first six months of 1996 over the corresponding 1995 periods. The increase in Interest earned was attributable to the Convertible Debentures issued October 30, 1995.

     Income from continuing operations before income taxes increased by 6% and 15% in the quarter and six months of 1996 to $11.0 million and $23.0 million as compared to $10.4 million and $20.0 million in the corresponding 1995 periods as shown in the following table.

(In thousands)

                                                       INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
                                                                        Periods to June 30,
                                                   Second Quarter                                        Six Months
                                           1996                      1995                      1996                     1995
                                           ----                      ----                      ----                     ----
Risk management income              $  9,004    73%          $  7,826     69%         $ 18,349      73%       $ 15,540       70%
Investment income *                    3,236    27%             3,740     33%            6,909      27%          6,909       33%
Underwriting loss                        (32)    0%              (185)    (2%)             (90)      0%           (548)      (3%)
                                    --------                 --------                 --------                --------

Sub-total                             12,208   100%            11,381    100%           25,168     100%         21,901      100%

General corporate expenses            (1,194)                    (958)                  (2,153)                 (1,895)
                                    --------                 --------                 --------                --------

Total                               $ 11,014                 $ 10,423                 $ 23,015                $ 20,006
                                    ========                 ========                 ========                ========

*    Includes Realized capital gains and losses and Interest expense.

     The pre-tax profit margin on Risk management fee income, including General corporate expenses was 40% and 41% for the quarter and six months of 1996. Excluding the results of PUC and Hemisphere pretax profit margins continued to be strong at 45% for the second quarter of both 1996 and 1995 and 46% for the first half of both 1996 and 1995.

Financial Condition and Liquidity

     Total assets increased to $1,505 million at June 30, 1996 as compared to $1,380 million at December 31, 1995. Assets held in separate accounts, which are principally managed assets attributable to participants in the Company's IPC Programs, accounted for approximately 38% of Total assets at both June 30, 1996 and December 31, 1995. Goodwill increased by $7.0 million in the quarter to $15.0 million as a result of the purchase of Dearborn Insurance Company, an excess surplus lines company domiciled in Illinois from AON Corporation and the purchase of minority interests in the Company's operations in London, Cayman, Barbados and Vermont. Total Shareholders' equity increased to $185 million at June 30, 1996 from $166 million at December 31, 1995 primarily as a result of Net income in the six months offset by a decrease in the unrealized gain on investments net of tax from $1.2 million at December 31, 1995 to a loss of $3.3 million at June 30, 1996. Return on equity was 20.0% for the second quarter and 20.7% for the first half of 1996 compared to 22.7% and 22.0% in the corresponding 1995 periods.

MUTUAL RISK MANAGEMENT LTD.

PART II - OTHER INFORMATION

Item 2. Changes in Securities

     At the 1996 Annual Meeting of Shareholders held on May 15, 1996, Common Shareholders of the Company approved an increase in the number of Common Shares authorized for issuance from twenty to sixty million. In addition, the shareholders also approved an amendment to Bye-Law No. 107 of the Company's Bye-Laws lowering the vote required in connection with future changes in the authorised share capital from 75% of the outstanding Common Shares to a simple majority of those voting on the matter.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held it's 1996 Annual General Meeting of Shareholders on May 15, 1996. The following are the results of the voting on the various matters considered at the meeting:

     (i) Election of Directors.

          Nominee                               For            Withheld
          -------                               ---            --------
          Robert A. Mulderig                12,235,208          56,595
          John Kessock, Jr                  12,235,368          56,435
          Glenn R. Partridge                12,233,903          57,900
          Beverly H. Patrick                12,138,627         153,176

     (ii) Increase in the Authorized Share Capital from twenty to sixty million shares.

          For:                              12,004,136
          Against:                             275,298
          Abstain:                              12,369

     (iii) Amendment of Bye-Law 107 of the Company's Bye-Laws to lower the required vote to amend the Bye-Laws in certain circumstances.

          For:                              10,176,161
          Against:                             215,917
          Abstain:                              67,539

     (iv) Appointment of Ernst & Young as the Company's Auditors.

          For:                              12,245,192
          Against:                               9,795
          Abstain:                              36,816

Item 6. Exhibits and Reports on Form 8-K

     A.   Exhibit 3 (ii) - Amended Bye-Laws of the Company.

          Exhibit 11 - Computation of Net Earnings Per Common Share and Common Share Equivalents.

          Exhibit 27 - Financial Data Schedule

     B. Reports on Form 8-K. No reports on Form 8-K were filed during the three month period ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              MUTUAL RISK MANAGEMENT LTD.




                              /s/ James C. Kelly
                              -------------------------------------------
                              James C. Kelly
                              Senior Vice President, Chief Financial Officer and Authorized Signatory

Date: August 12, 1996