Form 10-Q
period 1996-09-30
MUTUAL RISK MANAGEMENT LTD
filed 1996-11-14
CIK 826918

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|       Quarterly report under section 13 or 15(d) of the Securities Exchange
 -        Act of 1934. For the period ended September 30, 1996.

                                       or

| |      Transition report pursuant to section 13 or 15(d) of the Securities
 -       Exchange Act of 1934. For the transition period from ______ to______.

Commission File Number 1-10760

                           MUTUAL RISK MANAGEMENT LTD.
--------------------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

                   BERMUDA                            NOT APPLICABLE
--------------------------------------------------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)
                                44 Church Street,
                             Hamilton HM 12, Bermuda
--------------------------------------------------------------------------------
  (Address of principal executive offices)   (Zip code)

                                 (441) 295-5688
--------------------------------------------------------------------------------
  (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        YES    |X|                NO    | |
                                -                        -
  The number of outstanding shares of the registrant's Common Stock, $0.01 par value, as of September 30, 1996 was 18,739,734.

                           MUTUAL RISK MANAGEMENT LTD.

                                    I N D E X

Part I. Financial Information:

    Item 1. Financial Statements:

        Unaudited Consolidated Statements of Income for the nine month
        periods ended September 30, 1996 and 1995                          3

        Unaudited Consolidated Balance Sheets at September 30, 1996
        and December 31, 1995                                              4

        Unaudited Consolidated Statements of Cash Flows for the
        nine month periods ended September 30, 1996 and 1995               5

        Unaudited Consolidated Statements of Shareholders' Equity at
        September 30, 1996 and December 31, 1995                           6

        Notes to Unaudited Consolidated Financial Statements at
        September 30, 1996                                                 7

    Item 2. Management's Discussion and Analysis of Financial              8-12
                 Condition and Results of Operations



PART II.Other Information:

    Item 5. Other Information                                              13

    Item 6. Exhibits and Reports on Form 8-K                               13


Signatures                                                                 14

Exhibits

        Exhibit 11 - Computation of Net Earnings per Common
            Share and Common Share Equivalents
        Exhibit 27 - Financial Data Schedule


                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES


                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                               Quarter Ended September 30          Nine Months Ended September 30
                                                1996                1995               1996                1995
REVENUES
     Fee income                             $20,395,469         $16,717,469         $59,862,326         $47,692,674
     Premiums earned                          7,288,523          15,336,543          35,007,072          40,647,894
     Net investment income                    5,662,929           3,556,412          16,255,582          11,072,079
     Realized capital losses                   (559,873)             (6,056)         (1,171,806)           (266,498)
     Other (losses) income                       (7,526)             15,249             127,863              70,336
                                             ----------          ----------         -----------          ----------

     Total Revenues                          32,779,522          35,619,617         110,081,037          99,216,485
                                             ----------          ----------         -----------          ----------

EXPENSES
     Losses and loss expenses incurred        2,570,997           5,887,889          18,680,020          19,318,450
     Acquisition costs                        4,685,780           9,683,831          16,384,832          22,112,320
     Operating expenses                      12,449,908           9,429,686          35,571,969          26,712,851
     Interest expense                         1,560,224             270,850           4,631,871             617,091
     Other expenses                             177,234              53,081             462,422             155,245
                                             ----------          ----------         -----------          ----------

     Total Expenses                          21,444,143          25,325,337          75,731,114          68,915,957
                                             ----------          ----------          ----------          ----------

INCOME FROM CONTINUING
 OPERATIONS BEFORE
 INCOME TAXES                                11,335,379          10,294,280          34,349,923          30,300,528

     Income taxes                             1,852,945           2,414,352           6,412,841           7,014,442
                                             ----------          ----------          ----------          ----------

INCOME FROM CONTINUING
 OPERATIONS                                   9,482,434           7,879,928          27,937,082          23,286,086

     Minority interest                           (7,034)           (139,783)           (248,088)           (382,482)
                                             ----------          ----------         -----------          ----------

NET INCOME                                    9,475,400           7,740,145          27,688,994          22,903,604

     Preferred share dividends                   42,432              43,816             123,608             146,208
                                             ----------          ----------         -----------          ----------

NET INCOME AVAILABLE TO
 COMMON SHAREHOLDERS                         $9,432,968          $7,696,329         $27,565,386         $22,757,396
                                             ==========          ==========         ===========         ===========


EARNINGS PER COMMON SHARE (1)

     Primary EPS                                 $0.49               $0.41              $1.44               $1.23
                                                 =====               =====              =====               =====

     Fully diluted EPS                           $0.49               $0.41              $1.42               $1.23
                                                 =====               =====              =====               =====

     Dividends per share                         $0.08               $0.06              $0.23               $0.18
                                                 =====               =====              =====               =====

     Weighted average number of Common
     Shares outstanding                      19,120,043          18,687,410          19,102,653          18,502,561
                                             ==========          ==========          ==========          ==========

(1) Prior periods per share calculations have been restated to reflect the four-for-three stock split to holders of record at May 31, 1996.

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                                    1996                  1995
ASSETS
   Cash and cash equivalents                                                      $72,198,254           $79,669,981
   Investments :  Held in available for sale account at fair value
      (Amortized cost $386,251,075; 1995 - $350,540,285)                          383,593,396           351,917,852
                                                                               --------------        --------------
   Total marketable investments                                                   455,791,650           431,587,833

   Investments in affiliates                                                          771,361               202,457
   Other investments                                                                2,459,500             2,282,833
   Investment income due and accrued                                                5,117,906             4,487,430
   Accounts receivable                                                             86,916,621            82,394,552
   Reinsurance receivables                                                        278,995,706           256,678,476
   Deferred expenses                                                               22,157,799            19,118,668
   Prepaid reinsurance premiums                                                    55,748,439            39,221,053
   Fixed assets                                                                     8,047,746             5,480,686
   Deferred tax benefit                                                             6,002,405             6,182,842
   Goodwill                                                                        14,887,321             4,874,634
   Other assets                                                                     3,042,034             1,920,030
   Assets held in separate accounts                                               594,938,900           525,176,516
                                                                               --------------        --------------
   Total Assets                                                                $1,534,877,388        $1,379,608,010
                                                                               ==============        ==============
LIABILITIES, REDEEMABLE PREFERRED & COMMON SHARES & SHAREHOLDERS' EQUITY
LIABILITIES
   Reserve for losses and loss expenses                                          $331,093,877          $314,927,486
   Reserve for unearned premiums                                                   74,965,112            59,775,181
   Claims deposit liabilities                                                      70,976,215            71,788,775
   Accounts payable                                                               109,241,811            93,259,762
   Accrued expenses                                                                 5,248,275             4,870,979
   Taxes payable                                                                    8,931,012             4,811,592
   Loans payable                                                                      480,286               574,022
   Prepaid fees                                                                    13,419,343            13,125,653
   Debentures                                                                     120,634,443           116,038,987
   Other liabilities                                                                7,177,133             5,729,685
   Liabilities related to separate accounts                                       594,938,900           525,176,516
                                                                               --------------        --------------
   Total Liabilities                                                            1,337,106,407         1,210,078,638
                                                                               --------------        --------------
REDEEMABLE PREFERRED & COMMON SHARES
   Preferred Shares - Series B non-voting Redeemable - authorized
       and issued 2,951,835 (par value and redemption value $1.00)                  2,951,835             2,951,835
   Common Shares subject to redemption - 468,584 Common Shares (par value $0.01, redemption value $3.50 less subscription loans
       receivable - $767,522,  plus interest received)                              1,500,439             1,074,389
                                                                               --------------        --------------

   Total Redeemable Preferred & Common Shares                                       4,452,274             4,026,224
                                                                               --------------        --------------
SHAREHOLDERS' EQUITY
   Common Shares - Authorized 60,000,000 (par value $0.01)
                   Issued 18,271,150 (1995 - 17,805,138)                              182,712               178,051
   Additional paid-in capital                                                      75,356,332            65,396,652
   Unrealized (loss) gain on investments - net of tax                              (2,228,040)            1,154,823
   Retained earnings                                                              120,007,703            98,773,622
                                                                               --------------        --------------
   Total Shareholders' Equity                                                     193,318,707           165,503,148
                                                                               --------------        --------------
   Total Liabilities, Redeemable Preferred & Common Shares
     & Shareholders' Equity                                                    $1,534,877,388        $1,379,608,010
                                                                               ==============        ==============

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Nine Months Ended September 30,
                                                                                     1996                1995
NET CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                                        $27,688,994           $22,903,604
Items not affecting cash:
      Depreciation                                                                  2,051,202             1,432,895
      Amortization of investments and net gain on sales                               (92,194)           (2,476,817)
      Amortization of Convertible Debentures                                        4,595,456                     0
      Deferred tax benefit                                                            832,822              (788,596)
      Other items                                                                     302,447               115,617
Net changes in non-cash balances relating to operations:
      Accounts receivable                                                          (4,522,069)          (24,220,363)
      Reinsurance receivables                                                     (22,317,230)          (45,652,430)
      Investment income due and accrued                                              (630,476)              414,624
      Deferred expenses                                                            (1,087,430)           (5,422,899)
      Prepaid reinsurance premiums                                                (16,527,386)          (22,890,669)
      Other assets                                                                 (1,122,004)              413,451
      Reserve for losses and loss expenses                                         16,166,391            43,612,235
      Claims deposit liabilities                                                     (812,560)            1,742,203
      Prepaid fees                                                                    293,690               887,894
      Reserve for unearned premium                                                 15,189,931            30,926,910
      Accounts payable                                                             15,982,049            18,643,815
      Taxes payable                                                                 4,119,420             1,293,573
      Accrued expenses                                                                377,296             1,852,997
      Other liabilities                                                             1,447,448               639,827
                                                                                  -----------           -----------
NET CASH FLOW FROM OPERATING ACTIVITIES                                            41,935,797            23,427,871
                                                                                  -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of investments - Available for sale                       87,431,657            48,103,683
      Proceeds from maturity of investments - Available for sale                   29,154,549            20,094,558
      Fixed assets purchased                                                       (4,656,497)           (1,186,939)
      Investments purchased - Available for sale                                 (152,204,802)          (82,013,901)
      Investment in affiliates and other investments                                 (676,049)             (105,879)
      Goodwill purchased                                                           (4,853,555)             (200,000)
      Swap expense                                                                 (1,951,701)           (4,480,803)
      Other items                                                                      68,686                11,982
                                                                                  -----------           -----------
NET CASH APPLIED TO INVESTING ACTIVITIES                                          (47,687,712)          (19,777,299)
                                                                                  -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Loans received                                                                        0            11,203,274
      Loan repaid                                                                     (93,736)                    0
      Loan interest received                                                           42,290                61,882
      Loan repayment received                                                         383,760               383,760
      Proceeds from shares issued                                                   4,402,787               903,714
      Dividends paid                                                               (6,454,913)           (4,032,206)

                                                                                  -----------           -----------
NET CASH FLOW (APPLIED TO) FROM FINANCING ACTIVITIES                               (1,719,812)            8,520,424
                                                                                  -----------           -----------
      Net (decrease) increase in cash and cash equivalents                         (7,471,727)           12,170,996
      Cash and cash equivalents at beginning of period                             79,669,981            44,872,994
                                                                                  -----------           -----------
Cash and cash equivalents at end of period                                        $72,198,254           $57,043,990
                                                                                  ===========           ===========
Supplemental cash flow information:
      Interest paid                                                                   $36,415              $346,241
                                                                                   ==========            ==========
      Income taxes paid, net                                                       $2,160,284            $4,182,002
                                                                                   ==========            ==========

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                          Series B
                                                                                          Preferred      Common
                                                                Change in                   Share         Share
                                        Opening     Shares     Unrealized        Net      Dividends     Dividends      Closing
                                        Balance     Issued     Gain (Loss)     Income   Declared (1)  Declared (2)     Balance

Nine Months Ended September 30, 1996
------------------------------------
Common Shares                      $    178,051   $    4,661  $          -  $         -  $       -    $         -   $    182,712
Additional paid-in capital           65,396,652    9,959,680             -            -          -              -     75,356,332
Unrealized gain (loss)
   on investments                     1,154,823            -    (3,382,863)           -          -              -     (2,228,040)
Retained earnings                    98,773,622            -             -   27,688,994   (123,608)    (6,331,305)   120,007,703
                                   ------------   ----------   -----------  -----------  ----------   ------------  ------------
Total Shareholders' Equity
at September 30, 1996              $165,503,148   $9,964,341  $ (3,382,863)  27,688,994  $(123,608)    (6,331,305)  $193,318,707
                                   ============   ==========   ===========  ===========  ==========   ============  ============
Year Ended December 31, 1995 (3)
--------------------------------
Common Shares                      $    176,560   $    1,491   $         -  $         -  $       -    $         -   $    178,051
Additional paid-in capital           63,779,856    1,616,796             -            -          -              -     65,396,652
Unrealized (loss) gain
   on investments                   (12,913,950)           -    14,068,773            -          -              -      1,154,823
Retained earnings                    73,950,774            -             -   30,354,371   (190,024)    (5,341,499)    98,773,622
                                   ------------   ----------   -----------  -----------  ----------   ------------  ------------
Total Shareholders' Equity
at December 31, 1995               $124,993,240   $1,618,287   $14,068,773  $30,354,371  $(190,024)   $(5,341,499)  $165,503,148
                                   ============   ==========   ===========  ===========  ==========   ============  ============


(1) Dividend per share amounts were $.04 for the nine months ended September 30, 1996 and $.06 for the year ended December 31, 1995.

(2) Dividend per share amounts were $.32 for the nine months ended September 30, 1996 and $.26 for the year ended December 31, 1995.

(3) Effective May 31, 1996 the Company effected a four-for-three stock split recorded in the form of a stock dividend. 4,438,974 Common Shares were issued in respect of this split. Prior periods have been restated.


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996


  1.  INTERIM ACCOUNTING POLICY

     In the opinion of management of the Company, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the nine months ended September 30, 1996 are not necessarily indicative of what operating results may be for the full year.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations for the Quarter and Nine months ended September 30, 1996 and 1995

     The results of operations for the quarter and nine months ended September 30, 1996, reflect a continuation of growth in Fee income and Net income due to the addition of new accounts, increased investment income and the inclusion of Professional Underwriters Corp. ("PUC") for the first time in 1996. The results for all periods reflect the acquisition of The Hemisphere Group Limited ("Hemisphere") in a pooling of interests transaction. Net income available to common shareholders amounted to $9.4 million or $0.48 per Common Share for the third quarter and $27.6 million or $1.42 per Common Share for the nine months ended September 30, 1996 on a fully diluted basis representing increases of 23% and 21% over the corresponding periods as shown in the tables below.


                                                             Third Quarter to September 30,
                                                          1996                                1995
                                             ------------------------------       -----------------------------
                                                           ($ thousands except per share data)
                                                               PER                                   PER
                                                           COMMON SHARE                          COMMON SHARE
                                                        -------------------                   -----------------
                                                                    Fully                                 Fully
                                                        Primary     Diluted                   Primary    Diluted
Net income excluding
  realized capital losses (a)               $9,813       $0.51       $0.50          $7,762     $0.41      $0.41
Realized capital losses (b)                   (380)      (0.02)      (0.02)            (66)    (0.00)     (0.00)
                                              -----      ------      -----         -------     -----      -----

Net income available to
  Common Shareholders                       $9,433       $0.49       $0.48          $7,696     $0.41      $0.41
                                            ======       =====       =====          ======     =====      =====

Average number of
  shares outstanding (000's)                            19,120      22,609                    18,687     18,687
                                                        ------      ------                    ------     ------

                                                             Nine Months Ending September 30,
                                                          1996                                1995
                                             ------------------------------       -----------------------------
                                                           ($ thousands except per share data)
                                                               PER                                   PER
                                                           COMMON SHARE                          COMMON SHARE
                                                        -------------------                   -----------------
                                                                    Fully                                 Fully
                                                       Primary     Diluted                   Primary     Diluted
Net income excluding
  realized capital losses (a)              $28,442       $1.49       $1.46         $23,001     $1.24      $1.24
Realized capital losses (b)                   (877)      (0.05)      (0.04)           (244)    (0.01)     (0.01)
                                              -----      -----       -----       ---------     -----      -----

Net income available to
  Common Shareholders                      $27,565       $1.44       $1.42         $22,757     $1.23      $1.23
                                           =======       =====       =====         =======     =====      =====

Average number of
  shares outstanding (000's)                            19,103      22,592                    18,503     18,503
                                                        ------      ------                    ------     ------

(a) 1995 results have been restated to reflect a pooling of interests following the acquisition of The Hemisphere Group Limited.
(b)  Net of tax.
(c) All per share amounts have been adjusted to reflect the four-for-three stock split which was effected May 31, 1996.

     Total revenues amounted to $32.8 million and $110.1 million for the quarter and nine months ended September 30, 1996 representing a decrease of 8% and an increase of 11% over the corresponding 1995 periods. The following table shows the major components of Revenues for these periods.

(In thousands)

                                                                     TOTAL REVENUES
                                                                Periods to September 30,
                                          Third Quarter                                Nine Months
                                      1996          1995       Increase           1996         1995     Increase
                                      ----          ----       --------           ----         ----     --------
Fee income                         $20,395       $16,717            22%        $59,862      $47,693          26%
Premiums earned                      7,289        15,337           (52%)        35,007       40,648         (14%)
Net investment income                5,663         3,556            59%         16,256       11,072          47%
Realized capital losses               (560)           (6)          N/M          (1,172)        (267)         N/M
Other (losses) income                   (7)           15           N/M             128           70          82%
                                 ----------  -----------                      --------   ----------

                                   $32,780       $35,619            (8%)      $110,081      $99,216          11%
                                   =======       =======                      ========      =======

     Fee income increased 22% and 26% for the quarter and nine months ended September 30, 1996 to $20.4 million and $59.9 million as compared to $16.7 million and $47.7 million in the corresponding 1995 periods. The components of Fee income are illustrated by company and by business segment in the following tables:

(In thousands)

                                                                FEE INCOME BY COMPANY
                                                              Periods to September 30,
                                          Third Quarter                             Nine Months
                                    1996            1995         Increase        1996           1995           Increase
                                    ----            ----         --------        ----           ----           --------
Legion policy-issuing fees      $7,590  37%    $7,115   43%         7%     $22,325  37%    $20,386   43%          10%
IPC Program fees                 4,324  21%     3,635   22%        19%      12,462  21%     10,652   22%          17%
CRS fees                         2,842  14%     2,524   15%        13%       8,143  14%      7,020   15%          16%
Underwriting management fees     1,239   6%         -    -%        N/M       4,098   7%          -    -%           N/M
Captive management fees          1,053   5%       878    5%        20%       3,145   5%      2,650    6%          19%
Financial services fees          1,554   8%       986    6%        58%       4,477   7%      3,035    6%          48%
Other fees                       1,793   9%     1,579    9%        14%       5,212   9%      3,950    8%          32%
                               ------- ----   -------  ----                ------- ----    -------- ----


Total                          $20,395 100%   $16,717  100%        22%     $59,862 100%    $47,693  100%          26%
                               ======= ====   =======  ====                ======= ====    =======  ====

(In thousands)
                                                           FEE INCOME BY BUSINESS SEGMENT
                                                              Periods to September 30,
                                  Third Quarter                                        Nine Months
                                    1996            1995         Increase        1996           1995           Increase
                                    ----            ----         --------        ----           ----           --------

Corporate risk
  management fees              $12,417  61%   $11,645   70%         7%     $38,082  64%    $35,373   74%           8%
Program business fees           $4,920  24%    $2,807   17%        75%     $12,870  21%     $5,954   12%         116%
Specialty brokerage fees        $1,504   7%    $1,279    8%        18%      $4,433   7%     $3,331    7%          33%
Financial services fees         $1,554   8%      $986    6%        58%      $4,477   7%     $3,035    6%          48%
                               ------- ----   -------  ----                ------- ----    -------- ----
Total                          $20,395 100%   $16,717  100%        22%     $59,862 100%    $47,693  100%          26%
                               ======= ====   =======  ====                ======= ====    =======  ====

     Corporate risk management, the Company's original business segment, involves providing services to businesses and associations seeking to insure a portion of their risk in a loss sensitive Alternative Market structure. This business segment, which accounted for 64% of total Fee income for the first nine months of 1996 compared to 74% in the corresponding 1995 period, has been the most affected by the extremely soft insurance market cycle for commercial risks. Corporate risk management fees increased by 7% in the quarter to $12.4 million and 8% in the first nine months of 1996 to $38.1 million compared to the corresponding 1995 periods. Profit margins remained steady at 41% for the quarter and 44% for the nine months compared to 41% and 43% in the corresponding 1995 periods.

     Program Business, the fastest growing segment of the Company's business, involves replacing traditional insurers as the conduit between producers of specialty books of business and reinsurers wishing to write that business. Program Business accounted for 21% of total Fee income for the first nine months of 1996 compared to 12% in the corresponding 1995 period. Program Business fees increased by 75% in the third quarter to $4.9 million and 116% for the first nine months of 1996 to $12.9 million. Program Business fee growth was assisted by the acquisition of PUC in 1996 since its results are not included in the 1995 comparatives. Adjusting for this, Program Business fee growth would have been 37% in the quarter and 35% for the nine months. Profit margins excluding the underwriting management business of PUC were 51% for the quarter and 49% for the nine months. Including PUC's underwriting management business profit margins were 41% for the quarter and 39% for the first nine months of 1996.


     The Company's Specialty Brokerage business segment provides access to Alternative Risk Transfer insurers and reinsurers in Bermuda and Europe. Specialty Brokerage accounted for 7% of total Fee income in both the third quarter and nine months at $1.5 million and $4.4 million respectively. Specialty Brokerage fees grew by 18% in the quarter and 33% in the nine months over the corresponding 1995 periods. The lower third quarter growth rate reflects the seasonal nature of this business segment and the fact that the first half of 1995 does not include the results of HJF International which was acquired on July 1, 1995. Renewal rates remained high in this segment at 90% for the first nine months of 1996. Profit margins decreased to 35% for the quarter and 39% for the nine months as opposed to 41% and 43% for the same periods last year primarily as a result of the Company's acquisition of substantially all of the minority interest in one of these businesses. Although immediately accretive to earnings per share, this acquisition lowered the business's profit margin by replacing a charge for minority interest, which is not part of the profit margin calculation, with a bonus expense which is part of the calculation.

     Financial Services is the Company's newest business segment and will be built on the recent acquisition of The Hemisphere Group Limited which provides administrative services to offshore mutual funds and other companies. Financial Services fees accounted for 8% of total Fee income for the quarter and 7% for the nine months as opposed to 6% in both 1995 periods. Fees from Financial
Services increased in the quarter by 58% to $1.6 million and 48% for the nine months to $4.5 million over the 1995 corresponding periods primarily as a result of an increase in the number of mutual funds under management from 52 at September 30, 1995 to 83 a year later. Renewal rates remained very high in this business segment at 97% for the quarter and 93% for the first nine months of 1996. Profit margins improved somewhat in 1996 to 21% in the quarter and 18% in the first nine months as opposed to 2% and 16% in the corresponding 1995 periods.

     Legion Insurance Company and Legion Indemnity, the Company's policy-issuing subsidiaries, added 26 new accounts in the third quarter as compared to 21 in 1995 bringing the total of new accounts added for the first nine months of 1996 to 81 as compared to 61 in 1995. Legion's renewal rate was 75% for the third quarter and 72% for the nine months of 1996 as compared to 83% and 82% in the corresponding 1995 periods. In California the Legion companies have added 6 new accounts in 1996 as compared to 5 in 1995 and their renewal rate is unchanged at 74% for the nine months of 1996 and 1995. The Legion companies had 267 active accounts at September 30, 1996 including 25 in California as compared to 228 at September 30, 1995 of which 25 were in California.

     Gross premiums written decreased 27% to $61.1 million for the third quarter and 0.2% to $218.6 million for the first nine months of 1996 as compared to $84.1 million and $219.1 million in 1995. Premiums earned decreased 52% to $7.3 million in the third quarter and 14% to $35.0 million for the first nine months, as compared to $15.3 million and $40.6 million in 1995. These decreases are primarily due to a reversal of an overaccrual of gross written premium booked earlier in the year and a significant drop in premium from assigned risk pools.

The Company passes on the financial result of premium from these assigned risk pools to its clients so this drop has no direct effect on the Company's net income and is offset by a corresponding 53% and 15% decrease in Total insurance costs.

     Gross investment income increased by $2.3 million and $5.9 million or 50.5% and 42.1% to $6.9 million and $20.0 million in the quarter and nine months of 1996 over the corresponding 1995 periods as a result of an increase of 42.2% in gross invested assets to $458.4 million. Net investment income, after adjusting for investment income which is not included in the earnings of the Company, increased by 59% and 47% in the quarter and nine months as a result of an increase of 56.8% in net invested assets to $373.4 million offset by a decrease in the yield on these assets to 5.9% from 6.6% in the first nine months of 1995.

     The effective tax rate in the quarter was 16.4% and 18.7% in the first nine months compared to 23.5% and 23.2% in the corresponding 1995 periods. This decline was due primarily to the tax benefit derived from the exercise of employee stock options and an increase in earnings outside of the United States.

(In thousands)
                                                                TOTAL EXPENSES

                                                           Periods to September 30,
                                   Third Quarter                                Nine Months
                              1996         1995         Increase           1996           1995         Increase
                              ----         ----         --------           ----           ----         --------
Operating expenses          $12,450       $9,430            32%          $35,572       $26,713             33%
Total insurance costs         7,257       15,571           (53%)          35,065        41,431            (15%)
Interest expense              1,560          271           476%            4,632           617            651%
Other expenses                  177           53           234%              462           155            198%
                         ----------   ----------                       ---------     ---------

Total                       $21,444      $25,325            15%          $75,731       $68,916             10%
                            =======      =======                         =======       =======

     Total expenses increased 15% and 10% to $21.4 million and $75.7 million for the quarter and nine months as compared to $25.3 million and $68.9 million in 1995. Operating expenses increased by 32% and 33% to $12.4 million and $35.6 million for the quarter and nine months from $9.4 million and $26.7 million in the corresponding 1995 periods as a result of the inclusion of PUC which added $1.1 million or 12% to operating expenses in the third quarter and $3.3 million or 12% for the nine months together with the growth in personnel and other expenses stemming from the increased number of client accounts. The decreases in Total insurance costs were the result of 52% and 14% decreases in Premiums earned in the third quarter and first nine months of 1996 over the corresponding 1995 periods. The increase in Interest expense was attributable to the Convertible Debentures issued October 30, 1995.

     Income from continuing operations before income taxes increased by 10% and 13% in the quarter and nine months of 1996 to $11.3 million and $34.3 million as compared to $10.3 million and $30.3 million in the corresponding 1995 periods as shown in the following table.

(In thousands)

                                            INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
                                                          Periods to September 30,
                                            Third Quarter                                  Nine Months
                                        1996                1995                   1996                    1995
                                        ----                ----                   ----                    ----

Risk management income            $8,857     71%      $8,278    73%          $27,206    72%          $23,817    72%
Investment income *                3,543     29%       3,279    29%           10,452    28%           10,188    31%
Underwriting loss                     31      -%        (235)   (2%)             (58)    -%             (782)   (3%)
                                 -------    ----     -------   ----          -------   ---           -------   ----

Sub-total                        $12,431    100%     $11,322   100%          $37,600   100%          $33,223   100%
                                            ====               ====                    ====                    ====

General corporate expenses        (1,096)             (1,028)                 (3,250)                 (2,922)
                                 -------             -------                 -------                 -------

Total                            $11,335             $10,294                 $34,350                 $30,301
                                 =======             =======                 =======                 =======

*    Includes Realized capital gains and losses and Interest expense.

     The pre-tax profit margin on Risk management fee income, including General corporate expenses was 39% and 41% for the quarter and nine months of 1996. Excluding the results of PUC and Hemisphere pretax profit margins continued to be strong at 43% for the third quarter and 45% for the first nine months of 1996 compared to 46% for both corresponding periods of 1995.

Financial Condition and Liquidity

     Total assets increased to $1,535 million at September 30, 1996 as compared to $1,380 million at December 31, 1995. Assets held in separate accounts which are principally managed assets attributable to participants in the Company's IPC Programs accounted for approximately 39% and 38% of Total assets at September 30, 1996 and December 31, 1995 respectively. Total Shareholders' equity increased to $193 million at September 30, 1996 from $166 million at December 31, 1995 primarily as a result of Net income in the nine months offset by a decrease in the unrealized gain on investments net of tax from $1.2 million at December 31, 1995 to a loss of $2.2 million at September 30, 1996. Return on equity was 20% for the third quarter and first nine months of 1996 compared to

20% and 22% in the corresponding 1995 periods.

MUTUAL RISK MANAGEMENT LTD.

PART II - OTHER INFORMATION

Item 5. Other Information

     The United States Internal Revenue Service (the "IRS") has commenced an examination of the Company's calculation of "Related Party Insurance Income" ("RPII") for 1993 and 1994. The Company calculates RPII on behalf of certain of its clients participating in its Insurance Profit Center Program in order to provide those clients with information used in preparing their United States income tax returns. The Company believes that its calculation of RPII was materially correct in both years. In addition, any adjustment made by the IRS would affect the Company's clients and not the Company directly.

     The Company believes, however, that as a part of this examination the IRS may question whether certain clients of the Insurance Profit Center Program properly deducted all or a portion of the premium paid in connection with their program. In general, the IRS has challenged the deductibility of premiums paid to captive insurance companies in a series of rulings and cases since 1977. It is not presently possible to determine whether the IRS will challenge any deductions taken by the Company's clients or the outcome of any such challenge. The Company believes that the particular fact situations of each of its Insurance Profit Center clients are sufficiently diverse such that no general determination can be made with respect to the appropriate tax treatment of the premium paid by participants in the Company's programs.

Item 6. Exhibits and Reports on Form 8-K

          A. Exhibit 11 - Computation of Net Earnings Per Common Share and Common Share Equivalents.

               Exhibit 27 - Financial Data Schedule

          B. Reports on Form 8-K. No reports on Form 8-K were filed during the three month period ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     MUTUAL RISK MANAGEMENT LTD.


                                                     /s/ James C. Kelly
                                                     ------------------
                                                     James C. Kelly


  Date:  November, 13, 1996