Form 10-K405
period 1996-12-31
MUTUAL RISK MANAGEMENT LTD
filed 1997-03-27
CIK 826918

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 1-10760

                               ----------------

                          MUTUAL RISK MANAGEMENT LTD.
              (EXACT NAME REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    BERMUDA
                        (JURISDICTION OF INCORPORATION)

                                NOT APPLICABLE
                     (I.R.S. EMPLOYER IDENTIFICATION NO.)

                               44 CHURCH STREET
                            HAMILTON HM 12 BERMUDA
                                (441) 295-5688
              (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
      INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES).

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                            NAME OF EXCHANGE
                     TITLE OF EACH CLASS                   ON WHICH REGISTERED
                     -------------------                   -------------------
      Common Shares, $.01 par value..................... New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days, Yes  X   No    .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10K or any amendment to this Form 10K. [X]

  At March 14, 1997 registrant had outstanding 19,063,557 Common Shares, the only class of registrant's common stock outstanding, and the aggregate market value of voting stock held by non-affiliates at such date was $591,701,097.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of registrant's Proxy Circular relating to its Annual General Meeting of Shareholders scheduled to be held on May 21, 1997 are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

THE COMPANY

  Mutual Risk Management Ltd. (the "Company") is a Bermuda company incorporated in 1977. The Company's principal business is the provision of risk management services to clients seeking an alternative to traditional commercial insurance for certain of their risk exposures, especially workers' compensation. Risk management involves a process of analyzing loss exposures and developing risk financing methods to reduce exposure to loss and to control associated costs. The use of such loss financing methods in place of traditional insurance has become known as the alternative market and involves clients participating in a significant amount of their loss exposure and transferring only the unpredictable excess risk to insurers. The benefits of such alternative market techniques typically include lower and more stable costs, greater control over the client's risk management program and an increase in the emphasis within the client's organization on loss prevention and loss control. In addition to its insurance industry services, in 1996 the Company entered the financial services business through its acquisition of The Hemisphere Group Limited ("Hemisphere"). Hemisphere, which is based in Bermuda, provides administrative and other services to offshore mutual funds and other companies.

INSURANCE SERVICES

  The Company's principal source of profits is fees received for the various insurance and other services provided to clients in connection with the Company's programs. In a typical program these fees total between 11% and 13% of the client's premium. The structure of the Company's programs places most of the underwriting risk with the Company's client. For regulatory and other reasons, however, the Company is required to assume a limited amount of risk. The Company seeks to limit this risk to the minimum level feasible. This approach to risk distinguishes the Company from typical property/casualty companies which assume significant levels of underwriting risk as part of their business. The Company does not seek to earn income from underwriting risk, but rather from fees for services provided. The Company markets its services exclusively to retail insurance brokers and consultants representing clients. The services offered to clients in connection with the Company's products include the following:

  . Design and implementation of a risk financing program.

  . Issuance of an insurance policy by one the Company's wholly-owned, licensed insurance companies, Legion Insurance Company ("Legion") or Legion Indemnity Ltd. ("Legion Indemnity"). In August 1995, A.M. Best Company raised the rating of Legion from "A-" to "A" (excellent).

  . Use of the Company's Insurance Profit Center Program or IPC Program as the vehicle within which to fund a chosen portion of the client's risk or, alternatively, the management by the Company of the client's captive insurance company.

  . Brokering to unaffiliated reinsurers the excess risk which the client chooses not to fund and in some cases arranging for insurers, other than Legion, to issue the original insurance policy.

  . Coordinating the purchase, on behalf of the client, of loss prevention, loss control and claims administration services from unaffiliated providers.

  The Company's major product is the IPC Program. This program allows the client to retain a significant portion of its own loss exposure without the administrative costs and capital commitment necessary to establish and operate its own captive insurance company. The actual amount of underwriting profit and investment income produced by the client's IPC Program is returned to the client, creating a direct incentive for it to engage in loss prevention and loss control in order to reduce the overall cost of financing its loss exposures. A growing segment of the Company's business is its program business, in which third-parties other than the insured, typically the broker and re-insurers, finance a portion of the insured's risk and participate in any underwriting profit or loss.

 Lines of Business

  The Company's programs can be utilized by clients for many lines of insurance. In 1996, approximately 60% of the Company's fee income was derived from workers' compensation for companies or associations typically producing at least $.75 million in annual premiums. During the 1980's and through 1993, workers' compensation presented many employers with substantial problems due to cost increases and the limited availability of commercial coverage in certain states. Workers' compensation costs accelerated rapidly due to (a) the general level of medical cost inflation, since medical costs generally amount to 40% or more of all workers' compensation costs; (b) an increase in the number of workers' compensation claims which resulted in litigation; (c) a broadening of injuries which are considered to be work-related; and (d) an increase in state mandated benefit levels. Since 1993 workers' compensation reforms have been occurring in a number of states, most notably in California, which have addressed many of these issues. A number of markets have recently seen a significant decline in premium rates due to new capacity entering the market subsequent to these reforms. These lower premium rates reduce the fees that the Company earns on its programs as its fees are based on premiums. Notwithstanding the changes in the market, workers' compensation continues to be suitable for the alternative market because many states set rates or enforce minimum rate laws which prohibit the commercial insurance market from offering premium discounts to insureds with favorable loss experience. This causes such clients to seek an alternative method of funding their workers' compensation exposure which rewards their status as a preferred risk. In addition, workers' compensation involves relatively frequent, predictable levels of loss which are the type favored by clients for alternative market insurance programs.

  In addition to workers' compensation, the Company's programs have been utilized for other casualty insurance lines such as medical malpractice, general liability, and auto liability. Of these other lines of business, medical malpractice accounted for approximately 4% of the Company's fee income during 1996.

  At December 31, 1996, the Company had a total of 433 employees.

 Marketing--CRS

  The Company's wholly owned subsidiary, Commonwealth Risk Services ("CRS"), markets the Company's services in the United States, Canada and Europe to insurance brokers and consultants representing clients. CRS also designs risk financing programs for potential clients in conjunction with their insurance brokers and consultants. Through offices in Philadelphia, Southern California and London, CRS markets these services using direct mail, advertising, seminars and trade and industry conventions.

  CRS seeks to become actively involved with the insurance broker in the presentation of the Company's services to potential clients and maintains a direct relationship with the client after the sale. CRS assists brokers in the design and implementation of risk financing programs, although the extent of this involvement depends on the size, experience and resources of the particular broker. Members of the CRS staff frequently provide supporting promotional materials and assist in the preparation of financial analyses comparing the net present value, after-tax cost of an IPC Program with alternative approaches. Representatives of CRS seek to be present at meetings with potential clients to explain how the IPC Program works, including how reinsurance is handled, how funds are invested, and how underwriting profits and investment income are returned.

  CRS currently has 50 employees in Philadelphia, 5 in Southern California and 2 in Northern California. Of these employees, 43 are involved primarily in marketing, program design and implementation, 3 in brokerage and 11 in support functions. CRS does not act as an agent of the IPC Companies or Legion and does not have authority to negotiate or conclude contracts that bind the IPC Companies or Legion.

 The Insurance Profit Center Program

  In 1980 the Company developed a program which provides clients with a facility for managing their insurance exposures. This type of structure is frequently referred to as a "rent-a-captive" although the facility has many significant differences from a captive. The facility was designed to provide certain of the benefits available through captive insurance companies without the administrative cost and capital commitment necessary to establish and operate a captive insurance company. Since the IPC Program involves a retention of risk by the client, it encourages the implementation of risk management and risk reduction programs to lower the losses incurred.

  The IPC Program is appropriate for corporations and associations which generate $.75 million or more in annual premiums. Typically clients which use an IPC Program are profitable and have adequate working capital but generate insufficient premium to consider or are otherwise unsuitable for a wholly-owned captive. During 1996, the Company significantly increased the number of agency IPC Programs in which an insurance agent or broker, rather than the insured, becomes the preferred shareholder and participates in the profit or loss on the program. These types of programs are referred to as "Program Business".

  Return on the program is a function of the loss experience of the client. The principal benefits of the IPC Program to the client are:

  . A reduction of the net present value, after-tax cost of financing the client's risks.

  . A lower commitment of funds than would be necessary to capitalize and maintain a captive insurance company.

  . Access to commercial reinsurance markets for the client's excess risk.

  . Program structure that is customized, flexible and relatively easily implemented.

  The Company operates the IPC Program from offices in Bermuda. The Bermuda office is involved in designing, negotiating and administering IPC Programs and reviews each prospective client, negotiates the shareholder's agreement with the client and the reinsurance agreement with Legion or other policy-issuing company. One of the Company's foreign insurance company's (the "IPC Companies") receives and invests premiums, administers policy claims, establishes reserves, provides quarterly financial reports to clients and, ultimately, returns the underwriting profit and investment income to the client as preferred share dividends.

  The funds of each IPC Program are invested by a subsidiary, Mutual Finance Ltd., in a common investment pool (the "Mutual Investment Pool"). The assets are invested using the services of professional investment advisors. The investment yields of the Mutual Investment Pool, were 8.0% in 1996, 11.4% in 1995 and (2.6%) in 1994.

  Neither Legion nor the IPC Companies underwrite risk in the traditional sense. Rather, their function is to ensure that substantially all of the underwriting risk of the client is either retained by the client in the IPC Program (or its captive insurance company) or transferred to unaffiliated reinsurers. In the event that the IPC Company sustains an underwriting loss on a program which exceeds that program's investment income, the IPC Company recovers this loss from the client. Since the client has generally collateralized the Company for at least the difference between the funds available in that client's IPC Program and the level of currently expected losses by cash or a letter of credit, the Company should not be affected by the bankruptcy of a client. In the event, however, that the IPC Company is unable to recover the full amount of its loss from the cash collateral or the letter of credit, the IPC Company would seek to recover from the client pursuant to the indemnity provisions of the shareholder's agreement. As of December 31, 1996 the Company maintained a provision of $4.5 million, against losses which may occur on programs where it may be forced to rely solely on the clients indemnity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  In addition to programs for corporate clients, the Company also offers an association IPC Program which allows smaller insureds collectively to take advantage of the financial benefits available to larger corporate insureds individually.

LEGION

  Legion is domiciled in Pennsylvania and is admitted in 49 states of the United States and the District of Columbia. Legion Indemnity is domiciled in Illinois, is an admitted insurer in Illinois, and an authorized surplus lines insurer in 34 states and the District of Columbia. (Legion and Legion Indemnity are collectively referred to herein as "Legion"). In the Company's corporate risk management business segment, one of the Legion companies issues an insurance policy to the client, which either fulfills a legal requirement that the client have a policy from a licensed insurer or satisfies a business need the client may have for such an admitted policy. The client and Legion determine the level of exposure the client wishes to retain and Legion transfers the specific excess risk and the aggregate excess risk beyond that retention to unaffiliated reinsurers. Legion then reinsures the client's chosen retention to one of the IPC Companies or to the client's captive insurance company. In certain cases Legion may issue a large deductible type policy in which the client pays claims up to its chosen retention directly. Payments within the deductible are covered by a deductible reimbursement policy issued by one of the IPC Companies. In either type of policy Legion retains only a relatively small portion of the risk on each program for its own account.

  In Program Business, Legion replaces traditional insurers as the conduit between producers of specialty books of business and reinsurers wishing to write that business. In this line of business, the reinsurer replaces the insured as the risk-bearing entity. As with the corporate risk management line of business, Legion negotiates the reinsurance, and performs certain administrative services in connection with the program. Program Business differs from the corporate risk management line of business in that policy underwriting, issuance and premium collection are usually provided by the general agent, rather than Legion.

  Legion analyzes each program prior to inception, arranges for the specific and aggregate excess reinsurance coverage through its reinsurance treaties, collects the premium from the client, prepares accounting cessions for the reinsurers, audits the final premium, supervises the independent claims adjuster, collects claim reimbursements from reinsurers, and performs certain other related services for each account.

  For its Corporate Risk Management business, Legion has established several reinsurance treaties to transfer the specific and aggregate excess risk above the client's retention. The client's retention is negotiated separately for each program and reflects the amount of risk the client wishes to retain on a program on both a specific and aggregate loss occurrence basis. For its Program business, Legion has established several reinsurance treaties, both on a quota share and a specific and aggregate excess of loss occurrence basis. Legion currently places substantially all of the reinsurance in both lines of business with unaffiliated commercial reinsurers whose ratings from A.M. Best Company are A- or higher. At December 31, 1996, the largest reinsurance recoverables from unaffiliated commercial reinsurers were $105.4 million from Transatlantic Reinsurance Co., a participant on several layers of specific and aggregate reinsurance with respect to the Company's program business, $30.8 million from Odyssey Reinsurance Corp., (formerly Skandia America Reinsurance Corp.) a participant on the 1990-1992 primary aggregate and specific excess treaty years and $29.8 million from Federal Insurance Company, a reinsurer on several different current treaties. Transatlantic is rated "A+", Odyssey is rated "A-" and Federal is rated "A++" (Superior) by A.M. Best Company. During the period from January, 1988 to October, 1991 one of Legion's aggregate reinsurers was Mutual Benefit Life Insurance Company ("Mutual Benefit"). In July, 1991 Mutual Benefit was placed in rehabilitation by the Insurance Department of the State of New Jersey. The proposed plan of rehabilitation for Mutual Benefit would make no distribution to Mutual Benefit's reinsureds such as Legion. At December 31, 1996, Legion wrote off its recoverable from Mutual Benefit of $.9 million and reduced its provision for uncollectable reinsurance by an equivalent amount. For a discussion of current reinsurance arrangements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  Through its reinsurance arrangements, Legion places significant amounts of reinsurance with a variety of unaffiliated reinsurance companies. In order to maintain an acceptable level of net written premium for regulatory purposes, Legion seeks to develop a level of net written premium which will not involve a significant degree of underwriting risk. In most Legion programs, Legion retains liability for a specified amount of losses equal to at least 10% of gross written premium. The level of losses retained by Legion are set at a level such that no underwriting profit or loss should occur.

  In order to take regulatory credit for reinsurance ceded to one of the IPC Companies or to a captive insurance company, Legion must receive a letter of credit for the amount of the insurance reserves ceded, since such companies are not licensed reinsurers in any state of the United States. The letter of credit must be issued or confirmed by a bank which is a member of the U.S. Federal Reserve System. At December 31, 1996, Legion had $239 million of such letters of credit, of which $226 million was supplied by the IPC Companies. Legion and Legion Indemnity are also subject to other regulation by the insurance departments of Pennsylvania and Illinois, their respective domiciles, and other states where they are licensed. See "Regulatory Considerations."

  As of December 31, 1996 Legion had 284 programs of which 222 involved the IPC Companies. Legion wrote gross statutory premiums of $344.0 million during 1996 and had statutory capital of $150.9 million at December 31, 1996. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

 Other Services

  Brokerage Services

  CRS provides brokerage and consulting services for the IPC Program and for the operation of captive insurance companies. These services include acting as a broker or intermediary to locate insurance companies, including Legion, willing to issue policies of insurance and to reinsure those excess risks which the client chooses not to retain. CRS had revenues from these activities of $10.6 million, $9.0 million and $8.5 million during the years ended December 31, 1996, 1995 and 1994, respectively, of which $10.6 million, $8.9 million, and $8.5 million were earned as commissions on programs where Legion acted as the policy-issuing company.

  In 1991 the Company acquired a 51% interest in a newly-formed London reinsurance brokerage firm, MRM Hancock Limited ("MRM Hancock"). MRM Hancock specializes in the placement of reinsurance for captive insurance companies in the London market, including Lloyds of London. The remaining 49% of MRM Hancock was owned by management of MRM Hancock and General International Ltd., a Bermuda insurance subsidiary of General Motors Corporation. During 1996, the Company acquired the minority interests in MRM Hancock and it is now a wholly owned subsidiary.

  In July 1992 the Company acquired 100% of Park International Limited, a Bermuda broker specializing in placing coverage with Bermuda-based excess liability and corporate officers and directors liability carriers. During the third quarter of 1995 the Company acquired HJF International Ltd. HJF is an insurance broker to Bermuda specialty insurance and reinsurance markets and operates as part of the Company's subsidiary Park International Limited.

  Claims Adjusting Services

  In connection with the establishment of an IPC Program or a captive insurance company program, the Company generally arranges for the purchase of claims adjusting services from unaffiliated third-party providers. These services include claims adjusting, claims management, management information systems to evaluate claims, loss control and engineering services, rehabilitation services, medical cost containment services and subrogation. Legion maintains a claims department which supervises the work of these independent claims adjusters and integrates the claims information into Legion's accounting systems. In certain instances the claims handling services are provided directly by Legion.

  In June, 1994 the Company acquired The Worksafe Group, Inc., ("Worksafe"), a California based consulting firm providing a proprietary loss control service. Worksafe, which has 8 employees, offers its services to Legion's customers in the United States.

  Captive Management Services

  Although the IPC Program provides many of the benefits of a captive insurance company, there are situations where a wholly-owned captive or group-owned captive may be more beneficial to its owners due principally to cost and control. The cost considerations result from the fact that management expenses of a captive are fixed whereas those of an IPC Program are variable. In addition, a wholly-owned captive is controlled by the client whereas the IPC Companies are controlled by the Company. For this reason, the Company has established its own captive management facilities in Bermuda, Cayman Islands, Vermont and Barbados and a 40% owned joint venture in Ireland's International Financial Services Centre ("IFSC").

  The Company provides its captive management clients with administrative, compliance, accounting and reinsurance services and maintains professional relationships with auditors and law firms on behalf of the client. Five of the Company's subsidiaries provide these administrative and accounting services to 116 unaffiliated captive insurance companies, 66 in Bermuda, 41 in the Cayman Islands, 8 in Barbados and 1 in Vermont. Total revenues from captive management operations were $4.6 million in 1996, $3.7 million in 1995 and $2.0 million in 1994.

  The Company has entered into a joint venture agreement with Coyle Hamilton International Ltd., a major Irish insurance broker, to operate a captive management company, Mutual Coyle Hamilton Managers Ltd. ("MCHM") in the IFSC. The Company has a 40% interest in MCHM. MCHM markets its services to European companies who wish to establish captive insurance companies in the IFSC and manages the Company's wholly owned reinsurance subsidiary Mutual Indemnity (Dublin) Limited ("MILD").

  In December, 1994 the Company acquired Shoreline Mutual Management (Bermuda) Ltd., the manager of Shoreline Mutual (Bermuda) Ltd., a Bermuda mutual insurance company which issues guarantees to the United States Coast Guard to support Certificates of Financial Responsibility ("COFRs") for ships entering Unites States waters. COFRs are required in connection with potential incidents of oil pollution. The Company will earn risk management fees for providing underwriting, accounting and administrative services to Shoreline but does not participate in any of the associated underwriting risks.

 Program Design and Policy Issuance

  The Company acquired Professional Underwriters Corp. ("PUC") on January 1, 1996. PUC specializes in placing and managing Program Business which is a growing segment of the Company's product line in which third parties other than the insured, typically the broker and reinsurer, finance the insured risk and participate in any underwriting profit or loss. PUC operates as an underwriting manager and policy services provider for "Program Business", and through its Prowriter division, manages "Alternative Market" insurance programs.

  In January 1997, the Company acquired all of the assets and certain of the liabilities of The McDonough Insurance Agency of Manasquan, New Jersey. The acquired business, which will operate under the "Small Business Underwriters" or "SBU" name, acts as an underwriting manager of workers' compensation insurance programs for small commercial insured accounts produced by a large number of independent agencies. The major states in which SBU has programs are Massachusetts, New Jersey and Georgia. It has recently commenced programs for insureds in New York, Pennsylvania, Delaware, Alabama and South Carolina. SBU's revenues for the year ended December 31, 1996 were approximately $4 million.

FINANCIAL SERVICES

  In July 1996, the Company acquired The Hemisphere Group Limited ("Hemisphere"), a Bermuda financial services company. Hemisphere, which has been in business since 1980, has three active subsidiary operations in Bermuda providing company management, corporate secretarial, fund administration and trust management services. It also has a wholly-owned Cayman Islands subsidiary. With a total staff of 55 Hemisphere had approximately 85 mutual fund clients as of December 31, 1996. In addition Hemisphere administers investment holding companies, trading companies and trusts. Hemisphere has formed a network of professional relationships in the major financial centers of the world and these are the source for significant ongoing referrals of business. The total net asset value of clients for which Hemisphere provides administrative services is in excess of $2 billion.

  In January 1997, the Company incorporated MRM Life Ltd. in Bermuda to provide life insurance and related products, including annuities and variable annuities.

COMPETITION

  The Company's insurance services compete with self-insurance plans, captive insurance companies managed by others and a variety of risk financing insurance policies. The Company believes that the IPC Program is the largest independent alternative market facility that is not affiliated with either a major retail insurance broker or a major insurance company. However, the Company faces significant competition in marketing the IPC Program from other risk management programs offered by U.S. insurance companies, from captive insurance companies for large insureds, and from rent-a-captives organized by large insurance companies and brokers.

  The primary basis for competition among these alternative risk management vehicles varies with the financial and insurance needs and resources of each potential insurance buyer. The principal factors that are considered include an analysis of the net present-value, after-tax cost of financing the buyer's expected level of losses, the amount of premium and collateral required, the attachment point of excess coverage provided in the event losses exceed expected levels as well as cash flow and tax planning considerations and the expected quality and consistency of the services to be provided. The Company believes that for insureds with financial characteristics and loss experience lending themselves to an IPC Program, the IPC Companies compete effectively with other risk financing alternatives.

  In the present soft insurance market, characterized by excess capital and competitive pricing, it is generally easier for the Company to structure programs because of the availability and pricing of reinsurance, but more difficult to attract potential participants and sell programs because of competition. In a hard market, such as that experienced during 1985-1987, it is more difficult to structure programs due to the high price and unavailability of reinsurance, but the Company experiences less competition in attracting clients and selling programs.

REGULATORY CONSIDERATIONS

  The Bermuda-based IPC Companies, Mutual Indemnity Ltd., Mutual Indemnity (Bermuda) Ltd. and Mutual Indemnity (US) Ltd., are subject to regulation under the Bermuda Companies Act 1981 and, as insurers, under the Bermuda Insurance Act 1978 (as amended by the Insurance Amendment Act 1995) and the Regulations promulgated thereunder and are required, amongst other things, to meet and maintain certain standards of solvency, to file periodic reports in accordance with Bermuda statutory accounting rules, to produce annual audited financial statements and to maintain a minimum level of statutory capital and surplus. In general, the regulation of insurers in Bermuda relies heavily upon the auditors, directors and managers of the Bermuda insurer, each of which must certify that the insurer meets the solvency and capital requirements of the Bermuda Insurance Act 1978. Mutual Indemnity (Barbados) Ltd. and MILD are subject to similar regulation in Barbados and Ireland, respectively.

  Legion and Legion Indemnity are subject to regulation and supervision by the insurance regulatory authorities of the various states in which they conduct business. Such regulation is intended primarily for the benefit of policyholders. Legion is admitted in 49 states and the District of Columbia, and is subject to regulation in each jurisdiction. Legion Indemnity is admitted in Illinois, and is authorized in 34 states as a surplus lines insurer. Legion Indemnity is regulated in Illinois, but is generally not subject to regulation in those states where it acts as a surplus lines insurer. State insurance departments have broad regulatory, supervisory and administrative powers. These powers relate primarily to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the approval of rates and forms and policies used; the nature of, and limitations on, insurers' investments; the form and content of periodic and other reports required to be filed; and the establishment of reserves required to be maintained for unearned premiums, losses and loss expenses or other purposes.

  Legion and Legion Indemnity are also subject to state laws regulating insurance holding companies. Under these laws, state insurance departments may examine Legion at any time, require disclosure of material transactions by the holding company and require prior approval of certain "extraordinary" transactions, such as dividends from the insurance subsidiary to the holding company, or purchases of certain amounts of the insurance subsidiary's capital stock. These laws also generally require approval of changes of control which are usually triggered by the direct or indirect acquisition of 10% or more of the insurer.

  Most states require all admitted insurance companies to participate in their respective guaranty funds, which cover certain claims against insolvent insurers. Solvent insurers licensed in such states are required to cover the losses paid on behalf of insolvent insurers by the guaranty funds and are generally subject to annual assessments in that state by the guaranty fund to cover such losses. Certain states also require licensed insurance companies to participate in assigned risk plans which provide coverage for workers' compensation, automobile insurance and other lines for insureds which, for various reasons, cannot otherwise obtain insurance in the open market. This participation may take the form of reinsuring a portion of a pool of such policies, or the direct issuance of policies to insureds. Generally, Legion participates as a pool reinsurer, or assigns to other companies the direct policy issuance obligations. The calculation of an insurer's participation in such plans is usually based on the amount of premium for that type of coverage that was written by the insurer on a voluntary basis in a prior year. Assigned risk pools tend to produce losses, which result in assessments to insurers writing the same lines on a voluntary basis. Legion also pays a fee to carriers assuming Legion's direct policy issuance obligations. For each program Legion writes, Legion estimates the amount of assigned risk and guaranty fund assessments that Legion will incur as a result of having written that program. If that estimate proves to be inadequate, Legion is entitled under its reinsurance agreements with the IPC Companies to recover from the reinsurer the amount of such assessments in excess of the estimate. The IPC Companies then are entitled under the terms of the shareholders agreement to recover this excess from the client. However, the IPC Companies are generally only able to collateralize this obligation up to the amount of the estimated assessments.

  The National Association of Insurance Commissioners ("NAIC") has established the Insurance Regulatory Information System ("IRIS") to assist state insurance departments in their regulation and oversight of insurance companies domiciled or operating in their respective states. IRIS established a set of twelve financial ratios and specifies "unusual values" for each ratio. Companies reporting four or more unusual values on the IRIS ratios may expect inquiries from individual state insurance commissioners concerning specific aspects of the insurer's financial position. As of December 31, 1996, Legion Insurance Company's results were all usual values, Legion Indemnity had two unusual values, change in writings and investment yield. The change in writings was unusual because of the start up of the company and is likely to be unusual in the next few years due to the company's anticipated growth. Investment yield was low due to starting the company in the second quarter of 1996. This calculation expects a full year of investment income.

  The NAIC has also adopted a Risk Based Capital for Insurers Model Act (the "Risk Based Capital Model Act"). The Risk Based Capital Model Act sets forth a risk based capital formula for property and casualty insurers. The formula measures minimum capital and surplus needs based on the risk characteristics of the company's products and investment portfolio. The formula is part of each company's annual financial statement filings, and is to be used as a tool to identify weakly capitalized companies. In those states having enacted the Risk Based Capital Model Act, companies having capital and surplus greater than the minimum required by the formula, but less than a specified multiple of the minimum may be subject to additional regulatory scrutiny from domiciliary state insurance departments. To date, the Risk Based Capital Model Act has been enacted as to property/casualty insurers in two states. It has not been enacted in Pennsylvania, Legion's domiciliary state, as of the date of this report. At December 31, 1996 Legion's combined risk-based capital was $142.3 million and the threshold requiring the least regulatory involvement was $32.0 million. Therefore, Legion's capital exceeds all requirements of the Risk Based Capital Model Act.

  In reaction to increasing rates for and decreasing availability of workers' compensation insurance, many states have recently proposed or enacted reforms designed to reduce the cost of workers' compensation insurance, principally through a reduction in benefits or an increase in efficiencies in the system. In California, a reform package was enacted in 1993 providing, in part, a reduction of premium rates, an increase in the standard necessary to prove "stress"-related work injuries, group-self insurance for employers and the repeal of the minimum rate law effective January 1, 1995. In Florida, the assigned risk plan was abolished, and replaced by a joint underwriting authority. Other states have enacted or are considering similar reforms. Workers' compensation reform, to the extent it reduces premiums and introduces relative stability in the traditional workers' compensation market, may reduce the appeal of alternative market products such as those offered by the Company. This is apparent in California where workers' compensation rates have declined by more than 50% since mid-1993 while benefit levels actually increased. This will inevitably lead to significant losses for those traditional carriers who are writing this business. A number of these carriers have recently filed for significant rate increases. However, because of open rating in California, actual rates charged by carriers may vary significantly from filed base rates due to extensive use of credits.

  Legion is permitted to pay dividends only from statutory earned surplus. Subject to this limitation, the maximum amount of dividends that it is able to pay in any twelve-month period will be the greater of statutory net income in the preceding year or 10% of statutory surplus. Based on 1996 results, the maximum dividend Legion will be permitted to pay in 1997 is $21.2 million.

LOSSES AND LOSS RESERVES

  The Company establishes reserves for losses and loss adjustment expenses related to claims which have been reported on the basis of the evaluations of independent claims adjusters under the supervision of Legion's claims staff. In addition, reserves are established for losses which have occurred but have not yet been reported and for adverse development of reserves on reported losses by the Company on a quarterly basis. The estimate of claims arising for accidents which have not yet been reported is based upon the Company's and the insurance industry's experience together with statistical information with respect to the probable number and nature of such claims.

  Gross loss reserves of $131.4 million and $83.9 million at December 31, 1996 and 1995 have been discounted by $19.8 million and $22.1 million, respectively, assuming interest rates of 6% for medical malpractice reserves and 4% for excess workers' compensation reserves based on the recommended rate under Pennsylvania law. These reserves are also discounted in the Company's regulatory filings. In 1993 the Company adopted SFAS 113 and reclassified substantially of all of its net retained medical malpractice reserves as claims deposit liabilities. On a net basis, therefore, the only discounted reserves are those relating to the Company's share of the excess reinsurance coverage provided in connection with each Legion program. After reinsurance, the net effect of this discounting was to increase net income after tax for 1996 and 1995 by $.2 million and $.3 million, respectively. This discounting reduced net loss reserves on the Consolidated Balance Sheets by $3.5 million and $3.3 million at December 31, 1996 and 1995, respectively

  Subsequent to 1989, loss development has been generally favorable. The deficiencies in earlier years primarily relate to the loss development on the Company's share of the aggregate excess coverage provided in connection with each Legion program. Estimation of reserves for losses and loss adjustment expenses on such aggregate excess coverage is more difficult than on primary insurance coverage because coverage does not attach until the underlying aggregate retention is exhausted. Commencing in 1990, the Company (a) reduced its net retention on this coverage; (b) generally increased its minimum attachment points; and (c) increased pricing so as to reduce the underwriting loss on this business in the future.

  The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses:

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
Gross reserves for losses and loss adjustment
 expenses, beginning of year....................  $314,927  $241,427  $204,510
Recoverable from reinsurers.....................   256,678   178,002   148,637
                                                  --------  --------  --------
Net reserves for losses and loss adjustment
 expenses,
 beginning of year..............................    58,249    63,425    55,873
Other reserves(1)...............................      (246)     (244)     (356)
                                                  --------  --------  --------
                                                    58,003    63,181    55,517
Provision for losses and loss adjustment
 expenses for claims occurring in:
  Current year..................................    35,456    26,569    38,862
  Prior years...................................    (3,021)   (2,264)     (386)
                                                  --------  --------  --------
Total losses and loss adjustment expenses
 incurred.......................................    32,435    24,305    38,476
                                                  --------  --------  --------
Payments for losses and loss adjustment expenses
 for claims occurring in:
  Current year..................................   (11,072)   (9,763)  (12,903)
  Prior years...................................   (10,955)  (19,720)  (17,909)
                                                  --------  --------  --------
Total payments..................................   (22,027)  (29,483)  (30,812)
                                                  --------  --------  --------
Net reserves for losses and loss adjustment
 expenses, end of year..........................    68,411    58,003    63,181
Other Reserves (1)..............................       246       246       244
                                                  --------  --------  --------
                                                    68,657    58,249    63,425
Recoverable from reinsurers.....................   350,318   256,678   178,002
                                                  --------  --------  --------
Gross reserves for losses and loss adjustment
 expenses, end of year..........................  $418,975  $314,927  $241,427
                                                  ========  ========  ========

--------
(1) Other reserves represent two reinsurance contracts which are being run-off and which were written in subsidiaries other than Legion, plus reserves for other run-off business.

  The previous table presents a reconciliation of reserves in accordance with generally accepted accounting principles ("GAAP"). The following table reconciles the difference between the Legion portion of these reserves and those contained in regulatory filings made by Legion in accordance with statutory accounting practices ("SAP").

                    RECONCILIATION OF SAP AND GAAP RESERVES

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Reserves for Legion losses and loss adjustment
 expenses, end of year SAP.......................  $105,657  $123,091  $131,682
Gross-up for ceded reinsurance reserves..........   349,218   255,579   176,902
Provision for reinsurance uncollectible on a GAAP
 basis reported as a provision for unauthorized
 reinsurance on a SAP basis......................       924     1,500     1,500
Reclassification of loss reserves to Claims
 deposit liabilities.............................   (34,456)  (61,631)  (64,930)
Elimination of statutory increase in assigned
 risk reserves...................................   (15,000)  (15,000)  (15,000)
Reserves for audit premium estimates not included
 on SAP basis....................................     1,198     1,178     2,139
                                                   --------  --------  --------
Reserves for Legion losses and loss adjustment
 expenses, end of year GAAP......................   407,541   304,717   232,293
Other non-US Reserves............................    10,088     8,864     7,790
                                                   --------  --------  --------
Liabilities for unpaid losses and loss adjustment
 expenses........................................   417,629   313,581   240,083
Reserves on run-off business.....................     1,346     1,346     1,344
                                                   --------  --------  --------
Total Reserves for Losses and Loss adjustment
 expenses, end of year GAAP......................  $418,975  $314,927  $241,427
                                                   ========  ========  ========

  The following table presents the development of the Company's ongoing net reserves for 1988 through 1996. The top line of the table shows the estimated reserve for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This amount represents the estimated amount of losses and loss adjustment expenses for claims that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to the Company. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. It should be noted that the following table presents a "run-off" of balance sheet reserves, rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years.

                 ANALYSIS OF LOSS AND LOSS EXPENSE DEVELOPMENT
                        (NET OF REINSURANCE RECOVERABLE)

                                                         YEAR ENDED DECEMBER 31
                          --------------------------------------------------------------------------------------------
                           1988      1989      1990      1991      1992       1993       1994       1995       1996
                          -------  --------  --------  --------  ---------  ---------  ---------  ---------  ---------
                                                             (IN THOUSANDS)
Gross reserve for losses
 and loss adjustment
 expenses (1)...........  $18,887  $ 42,577  $ 87,675  $141,843  $ 191,013  $ 204,510  $ 241,427  $ 314,927  $ 418,975
Reinsurance reserves....   (9,525)  (22,221)  (52,321)  (89,295)  (113,075)  (148,637)  (178,002)  (256,678)  (350,318)
                          -------  --------  --------  --------  ---------  ---------  ---------  ---------  ---------
Net reserve for losses
 and loss adjustment
 expenses...............    9,362    20,356    35,354    52,548     77,938     55,873     63,425     58,249     68,657
Other reserves (3)......   (3,199)   (1,778)     (595)     (702)      (769)      (356)      (244)      (246)      (246)
                          -------  --------  --------  --------  ---------  ---------  ---------  ---------  ---------
                            6,163    18,578    34,759    51,846     77,169     55,517     63,181     58,003     68,411
Reclassification of
 reserves to claims
 deposit liabilities
 (2)....................   (4,793)  (12,560)  (20,796)  (28,322)   (36,078)       --         --         --         --
                          -------  --------  --------  --------  ---------  ---------  ---------  ---------  ---------
Reserve for losses and
 loss adjustment
 expenses restated for
 the effects of SFAS
 113:                       1,370     6,018    13,963    23,524     41,091     55,517     63,181     56,003     68,411
Reserve re-estimated as
 of:
 One year later.........    6,741    20,220    35,453    53,193     40,443     55,131     60,917     54,982
 Two years later........    7,640    20,476    34,953    24,269     41,433     52,381     56,767
 Three years later......    8,213    20,434    13,131    23,298     39,351     47,657
 Four years later.......    7,737     6,328    12,132    22,010     36,330
 Five years later.......    2,042     6,397    12,268    20,390
 Six years later........    2,218     5,993    10,649
 Seven years later......    2,110     4,737
 Eight years later......    1,859
Cumulative Redundancy
 (Deficiency)...........     (489)    1,281     3,314     3,134      4,761      7,860      6,414      3,021
Percentage..............      -36%       21%       24%       13%        12%        14%        10%         5%
RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES WITHOUT THE EFFECT OF DISCOUNTING:
Discounted reserve......  $ 6,163  $ 18,578  $ 34,759  $ 51,846  $  77,169  $  55,517  $  63,181  $  58,003  $  68,411
Total Discount..........    1,919     4,144     6,091     8,345     10,785      1,387      2,905      3,291      3,547
                          -------  --------  --------  --------  ---------  ---------  ---------  ---------  ---------
Ultimate Reserve
 Liability..............    8,082    22,722    40,850    60,191     87,954     56,904     66,086     61,294     71,958
Reclassification of
 reserves to claims
 deposit liabilities
 (2)....................   (6,712)  (16,704)  (26,889)  (36,667)   (46,863)       --         --         --         --
                          -------  --------  --------  --------  ---------  ---------  ---------  ---------  ---------
Ultimate reserve
 liability restated for
 the effects of SFAS
 113....................    1,370     6,018    13,961    23,524     41,091     56,904     66,086     61,294     71,958
Reserve re-estimated as
 of:
 One year later.........    8,364    23,493    41,084    60,820     40,443     56,272     63,480     57,866
 Two years later........    8,827    23,760    39,668    24,269     41,433     53,410     59,186
 Three years later......    9,494    23,025    13,131    23,298     39,351     48,499
 Four years later.......    8,743     6,328    12,132    22,010     36,330
 Five years later.......    2,042     6,397    12,268    20,390
 Six years later........    2,218     5,993    10,649
 Seven years later......    2,110     4,737
 Eight years later......    1,859
Cumulative Redundancy
 (Deficiency) without
 discount effect........     (489)    1,281     3,312     3,134      4,761      8,405      6,900      3,428
Percentage..............      -36%       21%       24%       13%        12%        15%        10%         6%
Cumulative Amount of
 Reserve Paid Through:
 One year later.........  $   432  $  1,768  $  4,705  $  9,647  $  15,972  $  17,909  $  19,720    $10,955
 Two years later........      807     2,590     4,986    13,158     21,121     25,306     21,054
 Three years later......    1,115     3,541     6,077    15,104     24,991     27,134
 Four years later.......    1,452     3,857     6,859    16,897     25,510
 Five years later.......    1,637     4,093     7,533    17,311
 Six years later........    1,723     4,322     7,381
 Seven years later......    1,899     3,842
 Eight years later......    1,713

--------
(1) Medical malpractice reserves have been discounted at 8% in 1988, 8.25% in 1989 and 1990, and 6% in 1991, 1992, 1993, 1994, 1995 and 1996.
(2) The re-classification of reserves to claims deposit liabilities is a result of the adoption of SFAS 113.
(3) Other reserves represent two reinsurance contracts which are being run-off and which were written in subsidiaries other than Legion, plus reserves for other run-off business.

INVESTMENTS AND INVESTMENT RESULTS

  The amount and type of investments that may be made by certain of the Company's insurance subsidiaries are regulated by the jurisdictions in which the subsidiaries conduct business. Investment policies and investment decisions are approved by the Investment Committee of the Board of Directors of the Company. The fixed maturity investment portfolio consists of United States Treasury Securities and obligations of U.S. Government agencies and authorities, municipal securities and fixed maturity corporate securities. The mix of the Company's portfolio between tax- exempt and taxable securities is dependent in part on effective after-tax yield considerations. The following table sets forth certain information concerning the Company's investment portfolio:

                                               AS OF DECEMBER 31, 1996
                                      -----------------------------------------
                                                ESTIMATED
                                      AMORTIZED  MARKET   UNREALIZED UNREALIZED
                                        COST      VALUE      GAIN       LOSS
                                      --------- --------- ---------- ----------
                                                   (IN THOUSANDS)
Bonds:
  United States Treasury Securities
   and obligations of U.S. Government
   Corporations and Agencies......... $163,068  $162,874    $  966     $1,160
  Debt securities issued by States
   and political subdivisions........  121,859   121,758     1,848      1,949
  Corporate bonds....................  106,161   106,608       746        299
  Debt securities issued by Foreign
   Governments.......................    2,983     2,982       --           1
                                      --------  --------    ------     ------
Total bonds..........................  394,071   394,222     3,560      3,409
Redeemable Preferred Stock...........    5,800     5,969       213         44
Cash and cash equivalents............   52,243    52,243       --         --
                                      --------  --------    ------     ------
Total marketable investments......... $452,114  $452,434    $3,773     $3,453
                                      ========  ========    ======     ======

  It is the general practice of the Company to purchase investment grade fixed-maturity securities. As of December 31, 1996, the Company did not own any "high-yield" or "non-investment grade" bonds, or own any non-performing debt securities. The securities in the Company's portfolio are, however, subject to economic conditions and normal market risks and uncertainties.

  The following table sets forth certain information regarding the investment ratings of the Company's investment portfolio at December 31, 1996:

   RATINGS(1)                                               COST      PERCENTAGE
   ----------                                          -------------- ----------
                                                       (IN THOUSANDS)
   AAA................................................    $329,798       82.48%
   AA.................................................      28,345        7.09%
   A..................................................      29,064        7.27%
   BBB................................................      12,568        3.14%
   BB.................................................         --           --%
   B..................................................          96        0.02%
                                                          --------      ------
     Total............................................    $399,871      100.00%
                                                          ========      ======

--------
(1) Ratings as assigned by Standard & Poor's Corporation.

  The following table sets forth certain information regarding the maturity of the Company's investment portfolio at December 31, 1996:

   MATURITY                                                 COST      PERCENTAGE
   --------                                            -------------- ----------
                                                       (IN THOUSANDS)
   One year or less...................................    $  6,973        1.74%
   After one year through five years..................     132,845       33.22%
   After five years through ten years.................     100,893       25.23%
   After ten years....................................     159,160       39.81%
                                                          --------      ------
     Total............................................    $399,871      100.00%
                                                          ========      ======

ITEM 2. PROPERTIES

  The Company and its subsidiaries operate out of leased premises the most significant of which are in Philadelphia and Bermuda.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to various lawsuits generally arising in the normal course of its business. The Company does not believe that the eventual outcome of any such suits will have a material effect on the Company's financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

  Not applicable.

                              EXECUTIVE OFFICERS

                                   OFFICER         PRINCIPAL OCCUPATION
 NAME                          AGE  SINCE          & BUSINESS EXPERIENCE
 ----                          --- -------         ---------------------
 Robert A. Mulderig..........   44  1982   Chief Executive Officer of the Com-
                                           pany since 1982; Chairman of Legion
                                           Insurance Co., ("Legion"); Director
                                           of Professional Risk Management
                                           Services, Inc., The GaltneyGroup,
                                           Inc., Everest Re (Holdings) Ltd and
                                           The Bank of N.T. Butterfield & Sons
                                           Ltd. Also serves as a director or
                                           officer of a number of unaffiliated
                                           captive insurance companies to which
                                           the Company provides management
                                           services.
 John Kessock, Jr............   48  1979   President of the Company, Mutual
                                           Group Ltd. and Legion; primarily
                                           responsible for marketing the
                                           Company's programs since 1979;
                                           Chairman of CRS and the IPC
                                           Companies.
 Richard G. Turner...........   46  1984   Executive Vice President of the Com-
                                           pany; President of CRS since 1984;
                                           Vice President of Marketpac Interna-
                                           tional, a subsidiary of American In-
                                           ternational Group from 1979 to 1984.
 Glenn R. Partridge..........   43  1983   Executive Vice President of the Com-
                                           pany; Senior Vice President of Le-
                                           gion Insurance Co.; primarily re-
                                           sponsible for Legion's underwriting
                                           function since 1987; Vice President
                                           of CRS from 1983 to 1987.
 James C. Kelly..............   42  1985   Senior Vice President and Chief Fi-
                                           nancial Officer of the Company; Vice
                                           President and Chief Financial Offi-
                                           cer since March 1991; Vice President
                                           & Controller since 1985.
 Paul D. Watson..............   38  1986   Senior Vice President of the Compa-
                                           ny; Vice President of the Company
                                           since March 1991; President of the
                                           IPC Companies since July 1992; held
                                           various management and accounting
                                           positions since joining the Company
                                           in 1986.
 Richard E. O'Brien..........   39  1995   Vice President, Secretary and Gen-
                                           eral Counsel since March 1995. Prior
                                           thereto partner in the law firm of
                                           Dunnington, Bartholow & Miller, New
                                           York.

  All Executive Officers are appointed by the Company's Board of Directors and serve until the next annual general meeting of the shareholders or until their successors are appointed

                                    PART II

ITEM 5. MARKET FOR COMMON SHARES

  The Company's Common Shares have been listed on the New York Stock Exchange under the symbol MM since June 25, 1991. The Common Shares were listed in connection with the Company's initial public offering completed in July 1991. There were 419 holders of record of the Company's Common Shares as of February 28, 1997.

  The following table sets forth the high and low closing sale prices for the Shares during 1995 and 1996 for the calendar quarters indicated as reported by the New York Stock Exchange Composite Tape.

                                                                 HIGH     LOW
                                                               -------- --------
Year Ended December 31, 1995
  First Quarter............................................... 21 3/4   18 15/16
  Second Quarter.............................................. 26 29/32 21 3/16
  Third Quarter............................................... 30 3/16  24 21/32
  Fourth Quarter.............................................. 34 5/16  27 21/32
Year Ended December 31, 1996
  First Quarter............................................... 34 11/16 30 15/16
  Second Quarter.............................................. 34 1/2   28 13/32
  Third Quarter............................................... 31 5/8   27 1/4
  Fourth Quarter.............................................. 37       28 1/2
Year Ended December 31, 1997
  First Quarter (through March 14)............................ 39 3/8   35

  The last reported sale price of the Common Shares on the New York Stock Exchange Composite Tape on March 14, 1997 was $39.

  During 1996 and 1995 the Company paid dividends of $.32 and $.26 per Common Share respectively. Dividends are paid quarterly.

  The Company's ability to pay dividends is restricted due to certain insurance regulations. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and Note 11 to Consolidated Financial Statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                       YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------
                             1996        1995        1994       1993     1992
                          ----------  ----------  ----------  -------- --------
                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Revenues................  $  157,702  $  127,493  $  133,010  $109,495 $ 94,148
                          ----------  ----------  ----------  -------- --------
Income from continuing
 operations before
 income taxes...........      45,596      39,692      33,376    28,101   22,426
                          ----------  ----------  ----------  -------- --------
Income from continuing
 operations.............      37,454      30,830      25,361    21,710   16,163
                          ----------  ----------  ----------  -------- --------
Net income..............      37,198      30,354      25,102    21,598   16,156
                          ----------  ----------  ----------  -------- --------
Net income available to
 common shareholders....      37,032      30,164      24,973    21,493   16,034
                          ----------  ----------  ----------  -------- --------
Fully diluted earnings
 per share: (1)
Operating income (2)....        1.97        1.66        1.42      1.18      .90
Realized capital
 (losses) gains (3).....        (.06)       (.03)       (.03)      .01      .01
Cumulative effect of
 change in accounting
 principle..............         --          --          --        --      (.01)
                          ----------  ----------  ----------  -------- --------
Net income available to
 common shareholders....        1.91        1.63        1.39      1.19      .90
                          ----------  ----------  ----------  -------- --------
Dividends per Common
 Share..................         .32         .26         .22       .16      .12
                          ----------  ----------  ----------  -------- --------
Fully diluted weighted
 average number of
 common shares
 outstanding (1)........      22,639      19,155      18,022    18,028   17,767
                                          AS AT DECEMBER 31,
                          -----------------------------------------------------
                             1996        1995        1994       1993     1992
                          ----------  ----------  ----------  -------- --------
                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Total assets............  $1,638,671  $1,379,608  $1,022,537  $861,946 $692,151
                          ----------  ----------  ----------  -------- --------
Reserve for losses and
 loss expenses..........     418,975     314,927     241,427   204,510  191,013
                          ----------  ----------  ----------  -------- --------
Long-term debt (4)......     122,211     116,613       3,400     6,486    8,000
                          ----------  ----------  ----------  -------- --------
Redeemable preferred and
 common shares..........       4,462       4,026       3,564     3,455    3,337
                          ----------  ----------  ----------  -------- --------
Shareholders' equity....     207,991     165,503     124,993   115,068   99,135
                          ----------  ----------  ----------  -------- --------

--------
(1) See Note 2K of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute per share amounts.
(2) Operating income--under generally accepted accounting principles ("GAAP") Operating income, which excludes realized capital (losses) gains--net of tax, is not separately presented. It is presented here as supplemental information. This should not be considered a better measure than net income calculated in accordance with GAAP.
(3) Net of tax.
(4) See Note 6 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

  Revenues for the year ended December 31, 1996 amounted to $157.7 million, a 24% increase from the 1995 amount of $127.5 million which in turn was a 4% decrease from $133.0 million in 1994. Revenue is not considered to be a good measure of the Company's performance since it includes Premiums earned which historically have been closely matched by Total insurance costs and should not have a material impact on Net income. Excluding Premiums earned, revenues increased in 1996 by 28% over 1995 which in turn was a 22% increase over 1994. Set forth in Table I is an analysis of the components of the Company's revenues for each of the last three years.

  Table I--Revenues

                                           YEAR ENDED DECEMBER 31,
                                    -------------------------------------------
                                        1996           1995           1994
                                    -------------  -------------  -------------
                                                (IN THOUSANDS)
Fee income......................... $ 80,691   51% $ 64,107   50% $ 54,153   41%
Premiums earned....................   56,413   36    48,207   38    68,202   51
Net investment income..............   22,461   14    16,182   13    11,442    9
Realized capital losses............   (1,983)  (1)   (1,102)  (1)     (872)  (1)
Other income.......................      120  --         99  --         85  --
                                    --------  ---  --------  ---  --------  ---
  Total............................ $157,702  100% $127,493  100% $133,010  100%
                                    ========  ===  ========  ===  ========  ===

  The components of Fee income by company are illustrated in Table II.

  Table II--Risk Management Fees

                                           YEAR ENDED DECEMBER 31,
                                    -------------------------------------------
                                        1996           1995           1994
                                    -------------  -------------  -------------
                                                (IN THOUSANDS)
Legion policy-issuing fees......... $ 30,591   38% $ 27,574   43% $ 24,982   46%
IPC program fees...................   16,581   20    14,469   22    12,133   22
CRS fees...........................   10,574   13     8,957   14     8,453   16
Underwriting management fees.......    5,674    7       --   --        --   --
Captive management fees............    4,604    6     3,677    6     2,050    4
Financial services fees............    6,060    8     4,330    7     3,674    7
Other fees.........................    6,607    8     5,100    8     2,861    5
                                    --------  ---  --------  ---  --------  ---
  Total............................ $ 80,691  100% $ 64,107  100% $ 54,153  100%
                                    ========  ===  ========  ===  ========  ===

  Fee income increased 26% to $80.7 million in 1996 and 18% in 1995 to $64.1 million from $54.2 million in 1994. The growth of Fee income has been primarily due to the growth in the number of Legion Insurance Company and Legion Indemnity Company (together "Legion" or the "Legion Companies") accounts, which totaled 284 at the end of 1996 as compared to 235 in 1995 and 193 in 1994, since most Legion accounts also produce IPC Program fees, Commonwealth Risk Services, Inc. ("CRS") fees and Specialty Brokerage fees. The growth in the number of Legion accounts in each period resulted from the addition of new clients and the retention of a relatively high percentage of existing clients as detailed in Table III. There were 108 new Legion accounts sold in 1996 compared to 80 new accounts sold in 1995 and 66 new accounts sold in 1994. Legion's renewal rate amounted to 75% in 1996 as compared to 80% in 1995 and 84% in 1994. The decline in Legion's renewal rate was caused by the increasing competition from traditional insurance companies in the workers' compensation market.

  Table III--Legion Accounts

                            NUMBER OF
                             ACCOUNTS                               NUMBER OF
                           AT BEGINNING ACCOUNTS PERCENT   NEW       ACCOUNTS
YEAR                         OF YEAR    RENEWED  RENEWED ACCOUNTS AT END OF YEAR
----                       ------------ -------- ------- -------- --------------
1994......................     151        127       84%     66         193
1995......................     193        155       80%     80         235
1996......................     235        176       75%    108         284

  Pre-tax Profit margins declined slightly each year from 45% in 1994 to 43% in 1995 and to 40% in 1996. These decreases reflect the lower profit margin nature of two companies acquired in 1996, Professional Underwriters Corp. ("PUC") and The Hemisphere Group Limited ("Hemisphere"), decreasing premium rates, along with increases in Operating expenses. Excluding the results of these two acquisitions the Profit margins were 46% in 1994, 45% in 1995 and 43% in 1996.

  The components of Fee income by business segment are illustrated in Table
IV.

  Table IV--Fee Income by Business Segment

                        FEE INCOME BY BUSINESS SEGMENT

                                                YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                             1996         1995         1994
                                          -----------  -----------  -----------
                                                    (IN THOUSANDS)
Corporate risk management fees........... $49,451  61% $48,147  75% $45,077  83%
Program business fees....................  19,569  24    7,280  11    3,258   6
Specialty brokerage fees.................   5,612   7    4,350   7    2,144   4
Financial services fees..................   6,059   8    4,330   7    3,674   7
                                          ------- ---  ------- ---  ------- ---
  Total.................................. $80,691 100% $64,107 100% $54,153 100%
                                          ======= ===  ======= ===  ======= ===

  Corporate Risk Management, the Company's original business segment, involves providing services to businesses and associations seeking to insure a portion of their risk in a loss sensitive Alternative Market structure. This business segment, which accounted for 61% of total Fee income for 1996 compared to 75% in 1995 and 83% in 1994, has been the most affected by the extremely soft insurance market cycle for commercial risks. Corporate Risk Management fees increased by 3% in 1996 to $49.5 million and 7% in 1995 to $48.1 million from $45.1 million in 1994. Profit margins declined slightly to 43% in 1996 compared to 45% in 1995 and 47% in 1994 reflecting decreasing premium rates and increases in related Operating expenses.

  Program Business, the fastest growing segment of the Company's business, involves replacing traditional insurers as the conduit between producers of specialty books of business and reinsurers wishing to write that business. Program Business accounted for 24% of total Fee income for 1996 compared to 11% in 1995 and 6% in 1994. Program Business fees increased by 169% in 1996 to $19.6 million and 123% in 1995 to $7.3 million from $3.3 million in 1994. Program Business fee growth was assisted by the acquisition of PUC in 1996. If PUC's results were included in 1995 and 1994 comparatives, Program Business fee growth would have been 64% in 1996 and 54% in 1995. Profit margins excluding the underwriting management business of PUC were 45% for 1996, 48% for 1995 and 50% for 1994. Including PUC's underwriting management business profit margins were 38% for 1996.

  Historically, workers' compensation has been the major line of business written by the Company. Competition for workers' compensation business increased in 1995 and 1996 as a result of generally improved reported workers' compensation results and reform legislation. This was especially true in California. Increased competition reduces the incentive for insureds to enter "Alternative Market" programs such as those offered by the Company. Generally in states other than California which have enacted significant workers' compensation reform, the Company has been able to increase its business. In 1996 the Company added 8 new accounts in

California compared to 6 in 1995 and 5 in 1994. The California renewal rate was 77% in 1996 compared to 74% in 1995 and 78% in 1994. There were 27 California accounts at the end of 1996 compared to 25 in 1995 and 26 in 1994. The percentage of the Company's fee income generated from workers' compensation accounts decreased from over 80% at December 31, 1994 to approximately 71% at December 31, 1995 to 60% a year later as a result of the Company writing accounts which comprise of other lines of coverage such as multi peril and auto liability.

  The Company generally requires each client to indemnify them against an underwriting loss and generally the client provides collateral for at least the difference between the funds available in that client's Program and the level of expected losses as actuarially determined by the Company, although in certain circumstances the collateral level is below the level of expected losses. The Company faces a credit exposure in the event that losses exceed their expected level and the client is unable or unwilling to honor its indemnity to the Company or fails to pay the premium due.

  The Company has established provisions for losses as a result of these exposures for certain clients. These provisions, which totaled $4.5 million at December 31, 1996, $4.0 million in 1995 and $3.8 million in 1994, reduced the level of Fee income in each of these years by $.5 million, $.2 million and $1.1 million respectively. The increase in the number of accounts, the increase in the clients' aggregate retentions since 1991, in addition to competitive factors which have limited the amount of collateral that clients are willing to provide, have significantly increased the Company's exposure to such losses.

  Premiums earned increased 17% to $56.4 million in 1996 from $48.2 million in 1995 which was in turn a 29% decrease from $68.2 million in 1994. The increase in earned premiums in 1996 and decrease in 1995 is directly related to the volume of large deductible policies issued by the Company. The use of large deductible policies increased when they were introduced by the Company in California for the first time during 1995 but their use decreased in 1996. In connection with large deductible policies the Company writes substantially less premium than on other policies. Increases or decreases in Premiums earned have been offset by similar movements in Total insurance costs. Premiums earned represent the net premiums retained by the Company on which it bears underwriting risk. The Company believes that both the volatility of underwriting profit or loss and the probability of experiencing a severe underwriting loss are less than would ordinarily be expected for a traditional property / casualty insurer, due to the nature of the business written by the Company and the structure of its reinsurance. In the past, the level of Premiums earned has been relatively closely matched by the level of Total insurance costs , resulting in small amounts of underwriting loss as a percentage of Premiums earned. The fact that Premiums earned are generally matched by Total insurance costs means that even a significant fluctuation in Premiums earned will have a relatively insignificant impact on the Company's Net income.

  Included in Premiums earned are assigned risk premiums of $7.8 million in 1996 as compared to $11.9 million in 1995 and $15.2 million in 1994. The underwriting losses associated with these assigned risk premiums, together with other charges imposed by certain states on voluntary insurers such as Legion to support involuntary market losses ("residual market loads"), are passed on by Legion to client's accounts.

  The Company's principal exposure to underwriting loss exists in relation to the premium associated with the Company's retention of a portion of the specific and aggregate excess risk on each client's account. It is on this retained excess risk that the Company may experience the most significant volatility in underwriting results. The portion of the Company's Premiums earned which relate to this risk was $3.3 million in 1996 as compared to $3.9 million in 1995 and $4.9 million in 1994, representing 6%, 8% and 7% of Premiums earned in 1996, 1995 and 1994. The Company incurred an underwriting loss of $.2 million in 1996, $1.0 million in 1995 and $.7 million in 1994 as a result of the retained risk on its treaties and increases in acquisition expenses. The Company takes 100% of the risk within the first $1.25 million layer of the aggregate excess exposure on its main treaty up to a deductible amount equal to 1.5% of the Company's gross premiums (as defined) and 10% of the risk over a loss ratio of 120%, in the event that the loss ratio for the first layer exceeds 120% the Company takes no share of the risk in the layer $3.75 million excess of $1.25 million per account. The maximum retention for specific excess losses is 10% of $.75 million excess of $.25 million per occurrence. On other treaties the Company has decreased its exposure for excess losses.

  The Company's Specialty Brokerage business segment provides access to Alternative Risk Transfer insurers and reinsurers in Bermuda and Europe. Specialty Brokerage accounted for 7% of total Fee income in both 1996 and 1995 and 4% in 1994. Specialty Brokerage fees grew by 29% in 1996 and 103% in 1995 to $5.6 million and $4.4 million from $2.1 million in 1994. Renewal rates remained high in this segment at 86% for 1996, 87% for 1995 and 89% for 1994. Profit margins decreased to 37% for 1996 from 40% in 1995 up from 28% in 1994. The decrease in 1996 was primarily as a result of the Company's acquisition of substantially all of the minority interest in one of these businesses. This acquisition lowered the business's profit margin by replacing a charge for minority interest which is not part of the profit margin calculation with a bonus expense which is.

  Financial Services is the Company's newest business segment and will be built on the acquisition of Hemisphere which took place during 1996. Hemisphere provides administrative services to offshore mutual funds and other companies. Financial Services fees accounted for 8% of total Fee income for 1996, and 7% for 1995 and 1994. Fees from Financial Services increased in 1996 by 40% to $6.1 million compared to 18% for 1995 to $4.3 million from $3.7 million in 1994 primarily as a result of an increase in the number of mutual funds under management from 42 in 1994, to 60 in 1995 and 85 in 1996. Renewal rates remained high in this business segment at 80% for 1996 compared to 98% in 1995 and 90% in 1994. Profit margins improved somewhat in 1996 to 20% as opposed to 14% in 1995 but down from 23% in 1994.

  Gross investment income increased by $7.2 million or 35.3% to $27.5 million in 1996 and by $5.0 million or 32.8% to $20.3 million in 1995 from $15.3 million in 1994 as a result of increases in gross invested assets. Net investment income after adjusting for investment income which is payable to others increased by 38.8% to $22.5 million in 1996 from $16.2 million in 1995 which was a 41.4% increase from $11.4 million in 1994. Net invested assets increased $42.2 million or 12.2% to $387.3 million in 1996 from $345.1 million in 1995 which was a 64.9% increase from $209.7 million in 1994. The lower increase in Net invested assets from 1995 to 1996 as compared to the increase in investment income is due to the timing of the $112.0 million net proceeds of the Zero Coupon Convertible Debenture offering which was completed in October 1995. Investment income on these funds is included for the whole of 1996 and only two months of 1995. The yield on these assets decreased to 6.1% from 6.3% in 1995 up from 6.1% in 1994. The Company's investment income is produced through the investment of its capital funds, long term debt, other funds held representing amounts due others and reserves held by the Company for unearned premiums and unpaid losses. The Company carries $45.7 million at December 31, 1996 and $71.8 million at December 31, 1995 on its Consolidated Balance Sheets as Claims deposit liabilities. These liabilities relate to loss obligations which, under SFAS 113, are not classified as insurance. Investment income on these funds is credited directly to the claims deposit liability account.

  Pre-tax realized capital losses of $2.0 million in 1996, $1.1 million in 1995 and $.9 million in 1994 consisted of losses and gains primarily realized from the sale of investments as detailed in Note 5B(ii) to the Consolidated Financial Statements. There were also gross unrealized gains of $3.8 million and $6.8 million and gross unrealized losses of $3.5 million and $5.4 million on investments held at December 31, 1996 and 1995 respectively, as a result of changes in the market for fixed income securities.

  Total expenses increased 28% in 1996 to $112.1 million from $87.8 million in 1995 which was a 12% decrease from $99.6 million in 1994. The breakdown of expenses for each of 1996, 1995 and 1994 is set forth in Table V.

  Table V--Expenses

                                               YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                             1996         1995         1994
                                         ------------  -----------  -----------
                                                    (IN THOUSANDS)
Losses incurred......................... $ 32,435  29% $24,305  28% $38,476  39%
Acquisition costs.......................   24,185  22   24,935  28   30,446  30
                                         -------- ---  ------- ---  ------- ---
Total insurance costs...................   56,620  51   49,240  56   68,922  69
Operating expenses......................   48,663  43   36,481  42   30,011  30
Interest expense........................    6,215   6    1,852   2      507   1
Other expense...........................      608 --       228 --       195 --
                                         -------- ---  ------- ---  ------- ---
  Total................................. $112,106 100% $87,801 100% $99,635 100%
                                         ======== ===  ======= ===  ======= ===

  The increase in Total insurance costs of 15% from 1995 to 1996 and the decrease of 29% from 1994 to 1995 were the direct result of the 17% increase and 29% decrease in Premiums earned during those periods. Losses incurred have increased 33% in 1996 over 1995 and decreased 37% in 1995 over 1994 as a direct result of the increased use of large deductible policies in 1995 and the subsequent decreased use in 1996 as discussed in relation to Premiums earned. The Company discounts its specific and aggregate workers' compensation reserves using a 4% rate recommended under Pennsylvania law where Legion Insurance is domiciled. The net effect of this discounting was to increase Net income after tax for the years ended December 31, 1996, 1995 and 1994 by $.2 million, $.3 million and $1.4 million respectively. Discounting also reduced net loss reserves by $3.5 million, $3.3 million and $2.9 million at December 31, 1996, 1995 and 1994. The 3% decrease in Acquisition costs from 1995 to 1996 and the 18% decrease from 1994 to 1995 compared to the change in Premiums earned in the same periods is attributable to: (a) the fact that Acquisition costs in both 1995 and 1996 include significant expenses associated with the involuntary workers' compensation business the Company is required to assume. Such expenses have no net financial impact on the Company as they are recharged to clients. These expenses decreased in 1995 and 1996; and (b) Acquisition costs on large deductible policies are higher in relation to the associated premium than under a traditional guaranteed cost policy. The volume of deductible programs written by the Company increased in 1995 but decreased in 1996.

  Operating expenses increased 33% to $48.7 million in 1996 from $36.5 million in 1995, which was a 22% increase over the 1994 level of $30.0 million. The primary factors responsible for these increases in Operating expenses were:
(a) the increased cost of administering the Legion Companies as highly regulated insurers, as the volume of policies issued increased; (b) increased personnel costs in all areas, caused by an increase in the number of full time employees from 261 in 1994 to 316 in 1995 and 433 in 1996, resulting from the growth of the Company's businesses as well as the impact of the Company's growth in revenues and profits on employee bonus plans; and (c) the acquisitions of HJF International Ltd. in 1995 and PUC in 1996.

  The increase in interest expense was attributable to the Convertible Debentures issued on October 30, 1995.

  The provision for Income taxes was $8.1 million in 1996, $8.9 million in 1995 and $8.0 million in 1994, representing effective tax rates of 17.9%, 22.3% and 24.0% respectively. The decrease to 17.9% in 1996 from 22.3% in 1995 was primarily due to increased earnings outside of the United States and the tax benefit derived from the exercise of employee stock options. These factors plus the Company's investment in tax-exempt municipal securities, offset by state income taxes, are the major causes of the difference between the expected federal income tax rate in the United States of 35% plus state income taxes and the Company's effective rates in each year. The Legion Companies, as insurance companies in the United States, are subject to income tax on an accelerated basis and, as a result, a deferred tax benefit was carried on the Consolidated Balance Sheets of $3.4 million in 1996, $6.2 million in 1995 and $9.5 million in 1994.

  Fully diluted earnings per Common Share increased by 17% to $1.91 in 1996 from $1.63 in 1995 which was in turn a 17% increase from the 1994 amount of $1.39.

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1996 the market value of the Company's Total marketable investments was $452.4 million, as compared to $431.6 million at December 31, 1995. In accordance with SFAS 115, Investments available for sale are reported at fair market value with unrealized gains and losses included as a separate component of Shareholders' equity. These Investments generally consist of investment grade fixed-income securities which the Company believes are readily marketable and could be liquidated to meet cash requirements, if necessary. Cash flow from operations has historically provided the Company its principal source of liquidity. The Company has continued to produce a positive cash flow with $61.5 million of cash provided from operations during 1996, as compared to $33.5 million in 1995 and $40.1 million in 1994. The increase in operating cash flow in 1996 was due to the decreased use of large deductible policies together with an increase in Program Business, reductions in the amount of taxes paid and increases in funds withheld under certain reinsurance agreements. This positive cash flow was offset by payments made in respect of claims deposit liabilities of $26.1 million in 1996. The Company believes that it will continue to maintain a positive cash flow from operations in the foreseeable future and will be able to meet its liquidity requirements. Excess cash flow from operations has principally been used in each year to increase the Company's investment portfolio. In October 1995 the Company completed a private placement of Zero Coupon Convertible Exchangeable Subordinated Debentures due 2015 with a principal amount at maturity of $324.3 million. The net proceeds from the offering were $112.0 million after expenses. The Debentures carry a yield of 5.25% per annum and are convertible into 10.760 Common Shares of the Company per $1,000 principal amount at maturity or an aggregate of 3,489,400 Common Shares.

  At the end of 1996 and 1995, 68% and 64% respectively, of the Company's Total marketable investments were held by the Legion Companies. The Legion Companies are restricted by regulation in the amount of dividends they can pay without prior regulatory approval to $21.2 million in 1997 (based on 1996 results) and will continue to face these restrictions in the future. During 1996 Legion Insurance paid a dividend of $8 million. The Legion Companies are required to maintain certain deposits with or supply letters of credit to regulatory authorities which totaled $126.0 million at December 31, 1996 ($43.8 million of deposits and $82.2 million of letters of credit) as compared to $133.4 million at December 31, 1995 ($32.4 million of deposits and $101.0 million of letters of credit).

  A widely accepted factor used by regulators and rating agencies in evaluating insurance companies is the ratio of net premiums written to policyholders' surplus which is an indication of the degree to which an insurer is leveraged. Because of the low level of net premiums written, the Legion Companies have produced a relatively low ratio on this basis of approximately 0.3:1 in 1996 and 0.5:1 in 1995 and should continue to produce relatively low ratios in the future. The accepted industry standard for this ratio is below 3:1. Due to the nature of Legion's operations, the Company believes that a more appropriate indication of Legion's leverage is the ratio of gross premium written to policyholders' surplus, which amounted to 2.4:1 in 1996 and 2.6:1 in 1995. The National Association of Insurance Commissioners ("NAIC") has established that an "unusual value" for this ratio would be 9:1 or higher. The Company has adopted a policy that this ratio should not exceed 4:1. Commencing in 1994 Legion's statutory surplus was affected by a Schedule P reserve adjustment. This adjustment was a $10.1 million increase to statutory surplus in 1996, a $.7 million increase in 1995 and a $10.8 million reduction in 1994 as a result of applying the minimum reserving requirements of Schedule P to the non-risk associated premium on large deductible programs. As at December 31, 1996 there is no longer a surplus charge for the Schedule P reserve adjustment due to the decreased use of large deductible programs and increased Program Business which has higher premium and loss retentions and corresponding higher loss ratios, as well as reinsurance that was put in place in 1995 to minimize the effect of large deductible business on Schedule P reserving requirements. The GAAP reserves of Legion were unaffected as GAAP accounting rules do not apply such a minimum reserving requirement. The Company, in consultation with its outside consulting actuaries, believes that Legion's GAAP reserves are adequate and feel that Legion had approximately $3.8 million and $12.9 million in statutory reserves beyond what is required on an actuarial basis at December 31, 1996 and 1995 respectively. Management believes that the statutory surplus of Legion of $150.9 million (1995--$106.5 million) is adequate in the light of their current business.

  The NAIC has adopted a risk-based capital ("RBC") formula to be applied to all property/casualty insurance companies. The formula measures capital and surplus needs based on an insurance company's products and investment portfolio and is to be used as a tool to identify weakly capitalized companies. An insurance company that does not meet the threshold RBC measurement standards could be required to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. At December 31, 1996 the Legion Companies met the RBC requirements with a combined required risk-based capital of $32.0 million and an actual adjusted capital of $142.3 million.

  Shareholders' equity increased 26% to $208.0 million at December 31, 1996 from $165.5 million at December 31, 1995. This increase was attributable primarily to Net income in 1996, less dividends paid, plus the value of shares issued on the exercise of employee stock options and corporate acquisitions, less the movement in unrealized gains and losses on Investments. The unrealized gain on Investments was $.1 million at December 31, 1996, net of tax compared to $1.2 million a year earlier. This $1.1 million change was a result of the changes in the market for fixed income securities. During 1996 the total number of Common Shares outstanding increased to 19,031,853 from the 1995 level of 18,273,722, as a result of the exercise of employee stock options and the Common Shares issued in connection with corporate acquisitions.

  Total assets increased to $1.6 billion at December 31, 1996, a 19% increase from $1.4 billion at December 31, 1995. $576.7 million, or 35.2% of Total assets, in 1996 and $525.2 million, or 38.1%, in 1995 related to Assets held in separate accounts. As detailed in Note 2A to the Consolidated Financial Statements, such assets are principally managed assets attributable to participants in the Company's IPC Programs.

  The Company does not believe its operations have been materially affected by inflation. The potential adverse impacts of inflation include: (a) a decline in the market value of the Company's fixed maturity investment portfolio; (b) an increase in the ultimate cost of settling claims which remain unresolved for a significant period of time; and (c) an increase in the Company's Operating expenses. However, the Company generally holds its fixed maturity investments to maturity and currently believes that an acceptable amount is included in the yield to compensate the Company for the risk of inflation. In addition, any increase from inflation in the ultimate cost of settling unpaid claims will be borne by the Company's clients and offset by investment income earned for the benefit of the client during the period that the claim is outstanding. Finally, the increase in Operating expenses resulting from inflation should generally be matched by similar inflationary increases in the client's premium and therefore the Company's fee income which includes a fee based upon a percentage of the client's premium.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's consolidated financial statements for the years ended December 31, 1996 and 1995 are filed herewith in response to Item 14.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING DISCLOSURE

  None.

                                    PART III

ITEM 10. MANAGEMENT

  See Part I for information relating to Company's executive officers.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN TRANSACTIONS

  Pursuant to General Instructions G(3) of Form 10-K, Items 10 to 13, inclusive, have not been restated or answered since the Company intends to file within 120 days after the close of its fiscal year with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the information contained therein is hereby incorporated by reference. The information included in such proxy statement pursuant to the requirements of Sections 402(k) and (l) of Regulation S-K is not incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8K

  A. EXHIBITS

   EXHIBIT NO.                            DESCRIPTION
   -----------                            -----------
       3.1     Memorandum of Association(1)
       3.2     Bye-Laws of Registrant(4)
       3.3     Bye-Laws of IPC Mutual Holdings Ltd.(1)
       4.1     Form of Stock Certificate(1)
       4.2     Indenture dated as of October 30, 1995 relating to the Company's
               Zero Coupon Convertible Exchangeable Subordinated Debentures due
               2015. (5)
      10.1     Exchange Agreement between The Galtney Group Inc. and Mutual
               Group Ltd. with respect to shares of common stock of
               Professional Risk Management Services, Inc.(1)
      10.2     Share Purchase Agreements with Messrs. Partridge, Turner and
               Kelly(1)(3)
      10.3     Mutual Risk Management Ltd. 1988 Stock Option Plan(1)(3)
      10.4     Long Term Incentive Plan(2)(3)
      10.5     Form of Director's Stock Option Grant Agreement(2)(3)
      10.6     Form of Non-Qualified Stock Option Grant Agreement(2)(3)
      10.7     Form of Shareholders Agreement relating to the IPC Program(1)
      10.8     Agreement between Mutual Risk Management (Bermuda) Ltd. and
               Robert A. Mulderig relating to Hemisphere Trust Company Limited.
      10.9     Directors Deferred Cash Compensation Plan(3)(5)
      10.10    Directors Restricted Stock Plan(3)(5)
      11.1     Computation of Earnings Per Share
      21.1     List of subsidiaries
      23.1     Consent of Ernst & Young
      23.2     Consent and Reports of KPMG Peat Marwick
      27.1     Financial Data Schedule

--------
(1) Incorporated by reference to Form S-1 Registration Statement (No. 33-40152) of Mutual Risk Management Ltd. declared effective June 25, 1991.
(2) Incorporated by reference to the 1991 Annual Report on Form 10-K of Mutual Risk Management Ltd.
(3) This exhibit is a management contract or compensatory plan or arrangement.
(4) Incorporated by reference to Form 10-Q of Mutual Risk Management Ltd. for the period ended June 30, 1996.
(5) Incorporated by reference to 1995 Annual Report on Form 10-K of Mutual Risk Management Ltd.

  B. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

      Consolidated Financial Statement..................................... F-1
      Notes to Consolidated Financial Statements........................... F-5
      Independent Auditors' Report......................................... F-22
      Schedule II--Condensed Financial Information of Registrant........... S-1
      Schedule VI Supplementary Insurance Information...................... S-4

    All other schedules required by Article 7 of Regulation S-X are not required under the related instructions, are inapplicable or are included elsewhere in this filing, and therefore have been omitted.

  C. REPORTS ON FORM 8-K

    None

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN HAMILTON, BERMUDA, ON MARCH 19, 1997.

                                          MUTUAL RISK MANAGEMENT LTD.

                                                 /s/ Robert A. Mulderig
                                          By: _________________________________
                                                   Robert A. Mulderig
                                          Chairman and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                         TITLE                   DATE

     /s/ Robert A. Mulderig        Chairman and Chief            March 19,
_________________________________   Executive Officer            1997
       ROBERT A. MULDERIG           (Principal Executive
                                    Officer)

      /s/ John Kessock, Jr.        President, Director and       March 19,
_________________________________   Authorized U.S.              1997
        JOHN KESSOCK, JR.           Representative

      /s/ Richard G. Turner        Executive Vice President      March 19,
_________________________________   and Director                 1997
        RICHARD G. TURNER

                                   Executive Vice President      March 19,
_________________________________   and Director                 1997
       GLENN R. PARTRIDGE

       /s/ James C. Kelly          Senior Vice President and     March 19,
_________________________________   Chief Financial Officer      1997
         JAMES C. KELLY             (Principal Financial and
                                    Accounting Officer)

       /s/ Roger E. Dailey         Director                      March 19,
_________________________________                                1997
         ROGER E. DAILEY

       /s/ David J. Doyle          Director                      March 19,
_________________________________                                1997
         DAVID J. DOYLE

       /s/ Arthur E. Engel         Director                      March 19,
_________________________________                                1997
         ARTHUR E. ENGEL

            SIGNATURE              TITLE                              DATE

     /s/ Allan W. Fulkerson        Director                      March 19,
_________________________________                                1997
       ALLAN W. FULKERSON

                                   Director                      March 19,
_________________________________                                1997
     WILLIAM F. GALTNEY, JR.

     /s/ Beverly H. Patrick        Director                      March 19,
_________________________________                                1997
       BEVERLY H. PATRICK

     /s/ Jerry S. Rosenbloom       Director                      March 19,
_________________________________                                1997
       JERRY S. ROSENBLOOM

      /s/ Joseph D. Sargent        Director                      March 19,
_________________________________                                1997
        JOSEPH D. SARGENT

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1996           1995
                                                     -------------- --------------
ASSETS
Cash and cash equivalents..........................  $   52,242,353 $   79,669,981
Investments:
  Held in available for sale account at fair value
   (Amortized cost $399,871,107; 1995--
   $350,540,285)...................................     400,191,211    351,917,852
                                                     -------------- --------------
    Total marketable investments...................     452,433,564    431,587,833
Investments in affiliates..........................         535,504        202,457
Other investments..................................       2,432,325      2,282,833
Investment income due and accrued..................       4,976,145      4,487,430
Accounts receivable................................     123,956,477     82,394,552
Reinsurance receivables............................     350,317,706    256,678,476
Deferred expenses..................................      20,612,715     19,118,668
Prepaid reinsurance premiums.......................      73,587,920     39,221,053
Fixed assets.......................................       9,382,000      5,480,686
Deferred tax benefit...............................       3,361,571      6,182,842
Goodwill...........................................      14,956,786      4,874,634
Other assets.......................................       5,406,177      1,920,030
Assets held in separate accounts...................     576,711,687    525,176,516
                                                     -------------- --------------
    Total Assets...................................  $1,638,670,577 $1,379,608,010
                                                     ============== ==============
LIABILITIES, REDEEMABLE PREFERRED & COMMON SHARES &
 SHAREHOLDERS' EQUITY
LIABILITIES
Reserve for losses and loss expenses...............  $  418,975,493 $  314,927,486
Reserve for unearned premiums......................      93,741,088     59,775,181
Claims deposit liabilities.........................      45,688,793     71,788,775
Accounts payable...................................     133,265,076     93,259,762
Accrued expenses...................................       5,708,286      4,870,979
Taxes payable......................................       9,261,685      4,811,592
Loans payable......................................               0        574,022
Prepaid fees.......................................      13,231,468     13,125,653
Debentures.........................................     122,210,991    116,038,987
Other liabilities..................................       7,422,743      5,729,685
Liabilities related to separate accounts...........     576,711,687    525,176,516
                                                     -------------- --------------
    Total Liabilities..............................   1,426,217,310  1,210,078,638
                                                     -------------- --------------
REDEEMABLE PREFERRED & COMMON SHARES
  Preferred Shares--Series B non-voting
   Redeemable--authorized and issued 2,951,835 (par
   value and redemption value $1.00)...............       2,951,835      2,951,835
  Common Shares subject to redemption--468,584
   Common Shares (par value $0.01, redemption value
   $3.50 less subscription loans receivable--
   $767,522, plus interest received)..................    1,510,544      1,074,389
                                                     -------------- --------------
    Total Redeemable Preferred & Common Shares.....       4,462,379      4,026,224
                                                     -------------- --------------
SHAREHOLDERS' EQUITY
  Common Shares--Authorized 60,000,000 (par value
   $0.01) Issued 18,563,269 (1995--17,805,138).....         185,633        178,051
  Additional paid-in capital.......................      79,997,919     65,396,652
  Unrealized gain on investments--net of tax.......          47,682      1,154,823
  Retained earnings................................     127,759,654     98,773,622
                                                     -------------- --------------
    Total Shareholders' Equity.....................     207,990,888    165,503,148
                                                     -------------- --------------
    Total Liabilities, Redeemable Preferred &
     Common Shares & Shareholders' Equity..........  $1,638,670,577 $1,379,608,010
                                                     ============== ==============

          See Accompanying Notes to Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                             YEARS ENDED DECEMBER 31,
                                      ----------------------------------------
                                          1996          1995          1994
                                      ------------  ------------  ------------
REVENUES
  Fee income......................... $ 80,691,479  $ 64,107,228  $ 54,153,558
  Premiums earned....................   56,412,821    48,206,859    68,202,079
  Net investment income..............   22,460,893    16,181,729    11,442,278
  Realized capital losses............   (1,982,822)   (1,102,402)     (872,387)
  Other income.......................      119,248        99,050        84,870
                                      ------------  ------------  ------------
    Total Revenues...................  157,701,619   127,492,464   133,010,398
                                      ------------  ------------  ------------
EXPENSES
  Losses and loss expenses incurred..   32,435,131    24,304,840    38,476,386
  Acquisition costs..................   24,184,595    24,934,391    30,446,213
  Operating expenses.................   48,662,696    36,481,307    30,010,861
  Interest expense...................    6,215,647     1,851,974       506,826
  Other expenses.....................      608,001       228,328       194,422
                                      ------------  ------------  ------------
    Total Expenses...................  112,106,070    87,800,840    99,634,708
                                      ------------  ------------  ------------
INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES.................   45,595,549    39,691,624    33,375,690
  Income taxes.......................    8,141,438     8,861,565     8,014,303
                                      ------------  ------------  ------------
INCOME FROM CONTINUING OPERATIONS....   37,454,111    30,830,059    25,361,387
  Minority interest..................     (255,974)     (475,688)     (259,287)
                                      ------------  ------------  ------------
NET INCOME...........................   37,198,137    30,354,371    25,102,100
  Preferred share dividends..........      166,041       190,024       129,143
                                      ------------  ------------  ------------
NET INCOME AVAILABLE TO COMMON
 SHAREHOLDERS........................ $ 37,032,096  $ 30,164,347  $ 24,972,957
                                      ============  ============  ============
EARNINGS PER COMMON SHARE (1)
  Primary EPS........................ $       1.93  $       1.62  $       1.39
  Fully Diluted EPS.................. $       1.91  $       1.63  $       1.39
  Dividends per Common Share......... $       0.32  $       0.26  $       0.22
  Weighted average number of Common
   Shares outstanding................   19,149,633    18,573,558    18,022,300
                                      ============  ============  ============

--------
(1) Prior periods per share calculations have been restated to reflect the four-for-three stock split to holders of record at May 31, 1996.

          See Accompanying Notes to Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                SERIES B
                                                                               PREFERRED      COMMON
                                                     CHANGE IN                   SHARE        SHARE
                            OPENING       SHARES     UNREALIZED       NET      DIVIDENDS    DIVIDENDS      CLOSING
                            BALANCE       ISSUED    GAIN (LOSS)     INCOME    DECLARED (1) DECLARED (2)    BALANCE
                          ------------  ----------- ------------  ----------- ------------ ------------  ------------
YEAR ENDED DECEMBER 31, 1996
Common Shares...........  $    178,051  $     7,582 $        --   $       --   $      --   $        --   $    185,633
Additional paid-in
 capital................    65,396,652   14,601,267          --           --          --            --     79,997,919
Unrealized gain on
 investments............     1,154,823          --    (1,107,141)         --          --            --         47,682
Retained earnings.......    98,773,622          --           --    37,198,137    (166,041)   (8,046,064)  127,759,654
                          ------------  ----------- ------------  -----------  ----------  ------------  ------------
 Total Shareholders'
 Equity at December 31,
 1996...................  $165,503,148  $14,608,849 $ (1,107,141) $37,198,137  $ (166,041) $ (8,046,064) $207,990,888
                          ============  =========== ============  ===========  ==========  ============  ============
YEAR ENDED DECEMBER 31, 1995(3)
Common Shares...........  $    176,560  $     1,491 $        --   $       --   $      --   $        --   $    178,051
Additional paid-in
 capital................    63,779,856    1,616,796          --           --          --            --     65,396,652
Unrealized (loss) gain
 on investments.........   (12,913,950)         --    14,068,773          --          --            --      1,154,823
Retained earnings.......    73,950,774          --           --    30,354,371    (190,024)   (5,341,499)   98,773,622
                          ------------  ----------- ------------  -----------  ----------  ------------  ------------
 Total Shareholders'
 Equity at December 31,
 1995...................  $124,993,240  $ 1,618,287 $ 14,068,773  $30,354,371  $ (190,024) $ (5,341,499) $165,503,148
                          ============  =========== ============  ===========  ==========  ============  ============
YEAR ENDED DECEMBER 31, 1994(3)
Common Shares...........  $    173,159  $     3,401 $        --   $       --   $      --   $        --   $    176,560
Additional paid-in
 capital................    61,694,961    2,084,895          --           --          --            --     63,779,856
Unrealized loss on
 investments............           --           --   (12,913,950)         --          --            --    (12,913,950)
Retained earnings.......    53,200,157          --           --    25,102,100    (129,143)   (4,222,340)   73,950,774
                          ------------  ----------- ------------  -----------  ----------  ------------  ------------
 Total Shareholders'
 Equity at December 31,
 1994...................  $115,068,277  $ 2,088,296 $(12,913,950) $25,102,100  $ (129,143) $ (4,222,340) $124,993,240
                          ============  =========== ============  ===========  ==========  ============  ============

--------
(1) Dividend per share amounts were $.06 for 1996 and 1995 and $.04 in 1994.
(2) Dividend per share amounts were $.32, $.26 and $.22 for 1996, 1995 and 1994 respectively (prior periods restated for stock split).
(3) Effective May 31, 1996 the Company effected a four-for-three stock split recorded in the form of a stock dividend. 4,438,974 Common Shares were issued in respect of this split. Prior periods have been restated.

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             YEARS ENDED DECEMBER 31,
                                      -----------------------------------------
                                          1996          1995           1994
                                      ------------  -------------  ------------
NET CASH FLOW FROM OPERATING
 ACTIVITIES
Net income..........................  $ 37,198,137  $  30,354,371  $ 25,102,100
Items not affecting cash
  Depreciation......................     2,830,128      1,986,948     1,508,206
  Amortization of investments and
   net gain on sales................       266,189     (1,956,001)   (2,479,385)
  Amortization of Convertible
   Debentures.......................     6,172,004      1,006,534           --
  Deferred tax benefit..............     2,771,595      1,649,435      (525,995)
  Other items.......................       436,941        150,404       121,449
Net changes in non-cash balances
 relating to operations :
  Accounts receivable...............   (41,561,925)   (15,824,235)  (27,830,907)
  Reinsurance receivables...........   (93,639,230)   (78,676,254)  (29,365,784)
  Investment income due and
   accrued..........................      (488,715)      (429,461)     (453,053)
  Deferred expenses.................     1,752,578     (3,356,089)   (1,450,142)
  Prepaid reinsurance premiums......   (34,366,867)   (20,216,478)   (3,139,881)
  Other assets......................    (3,486,147)      (480,523)      161,365
  Reserve for losses and loss
   expenses.........................   104,048,007     73,500,042    36,917,412
  Prepaid fees......................       105,815        965,373     3,760,788
  Reserve for unearned premium......    33,965,907     25,477,666     2,557,803
  Accounts payable..................    40,005,314     18,666,676    33,537,169
  Taxes payable.....................     4,450,093     (1,632,842)     (361,080)
  Accrued expenses..................       837,307      1,563,362       391,205
  Other liabilities.................       186,404        781,159     1,617,615
                                      ------------  -------------  ------------
NET CASH FLOW FROM OPERATING
 ACTIVITIES.........................    61,483,535     33,530,087    40,068,885
                                      ------------  -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of
   investments--Available for sale..   119,661,981     96,289,328    75,398,703
  Proceeds from maturity of
   investments--Available for sale..    40,157,446     30,740,597     3,925,900
  Fixed assets purchased............    (6,763,900)    (1,671,419)   (1,763,518)
  Investments purchased--Available
   for sale.........................  (209,319,264)  (226,665,507) (120,527,924)
  Investment in affiliates and other
   investments......................    (5,604,614)    (2,425,033)     (643,224)
  Swap expense......................    (3,246,625)    (3,357,299)          --
  Other items.......................        99,819      1,264,078         6,102
                                      ------------  -------------  ------------
NET CASH APPLIED TO INVESTING
 ACTIVITIES.........................   (65,015,157)  (105,825,255)  (43,603,961)
                                      ------------  -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan repaid.......................      (574,022)    (2,825,978)   (3,085,862)
  Loan repayment & interest
   received.........................       436,154        462,037       534,213
  Proceeds from shares issued.......     9,047,295      1,618,288     2,088,296
  Claims deposit liabilities........   (26,099,982)     1,315,697    24,790,942
  Net proceeds from issue of
   convertible debentures...........           --     112,119,082           --
  Dividends paid....................    (6,705,451)    (5,596,971)   (5,119,665)
                                      ------------  -------------  ------------
NET CASH FLOW (APPLIED TO) FROM
 FINANCING ACTIVITIES...............   (23,896,006)   107,092,155    19,207,924
                                      ------------  -------------  ------------
Net (decrease) increase in cash and
 cash equivalents...................   (27,427,628)    34,796,987    15,672,848
Cash and cash equivalents at
 beginning of period................    79,669,981     44,872,994    29,200,146
                                      ------------  -------------  ------------
Cash and cash equivalents at end of
 period.............................  $ 52,242,353  $  79,669,981  $ 44,872,994
                                      ============  =============  ============
Supplemental cash flow information:
  Interest paid.....................  $     43,643  $     845,440  $    506,826
                                      ============  =============  ============
  Income taxes paid, net............  $  4,902,257  $  10,375,356  $ 10,504,719
                                      ============  =============  ============

          See Accompanying Notes to Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1. GENERAL

  Mutual Risk Management Ltd. (the "Company") was incorporated under the laws of Bermuda in 1977. The Company is a holding company engaged, through its subsidiaries, in providing risk management services in the United States, Bermuda, Barbados, the Cayman Islands and Europe. The "IPC Companies", offer the IPC Program, an alternative risk facility for insureds. The Company also provides administrative, accounting and reinsurance services for unaffiliated captive insurers. Legion Insurance Company ("Legion"), a Pennsylvania insurance company and Legion Indemnity Company, an Illinois excess and surplus lines insurance company, (together "Legion" or the "Legion Companies") act as policy-issuing companies on many of the IPC Programs reinsuring a portion of the liability and premium to one of the IPC Companies. MRM Financial Services Ltd (formerly The Hemisphere Group Limited) provides financial services to offshore mutual funds and other companies. Other subsidiaries provide specialty brokerage, proprietary loss control services and underwriting management.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  These Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles prevailing in the United States ("GAAP") and are presented in United States Dollars.

A. CONSOLIDATION

 (i) General

  The Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation. Management is required to make estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.

 (ii) Assets Held in and Liabilities Related to Separate Accounts

  A substantial majority of the assets and liabilities of the IPC Companies represents assets under management and related liabilities of the IPC Programs. Under these programs, the program holders, through their ownership of preferred shares, assume investment and underwriting risk and the IPC Company receives a fee for managing the program. Accordingly, the Company treats the Premium written in connection with these programs, whether written directly or assumed as reinsurance, as Premiums ceded to the separate accounts of the IPC Companies and does not include such amounts in the Company's Premiums earned on the Consolidated Statements of Income. This Premium ceded amounted to $195.2 million in 1996 (1995--$152.8 million; 1994--$161.8 million). The related assets and liabilities are shown separately on the Consolidated Balance Sheets as "Assets held in and Liabilities related to separate accounts". These assets and liabilities amounted to $566.2 million at December 31, 1996 (1995--$515.8 million). Included in these assets are cash and marketable investments of $378.1 million at December 31, 1996 (1995-- $337.5 million) and other assets of $188.1 million (1995--$178.3 million). Consolidated assets and liabilities of the IPC Companies which accrue to the Company are included on a line-by-line basis in the Consolidated Financial Statements.

B. INVESTMENTS

  Investments are comprised of bonds and redeemable preferred shares. All Investments are classified as available for sale in accordance with SFAS 115 and are reported at fair market value with unrealized gains and losses included as a separate component of Shareholders' Equity.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

  Realized gains and losses on the sale of Investments are recognized in Net income using the specific identification basis. Investments which incur a decline in value, which is other than temporary, are written down to fair value as a new cost basis with the amount of the write down included in Net income. Investment income is accrued as earned and includes amortization of premium and discount relative to bonds acquired at amounts other than their par value.

C. REVENUE RECOGNITION

  (i) Policy issuing fees earned are recorded as the premium is written and earned over the applicable policy period. The unearned portion is included in Prepaid fees on the Consolidated Balance Sheets.

  (ii) Underwriting fees of the IPC Companies are earned as premiums are reported or over the applicable policy period. The unearned portion of such fees is included in Prepaid fees on the Consolidated Balance Sheets.

  (iii) Investment fees earned by the IPC Companies are accrued on a daily basis.

  (iv) Commissions and brokerage fees are recorded and earned as premiums are billed.

  (v) Premiums written and assumed are recorded on an accruals basis. Premiums earned are calculated on a pro-rata basis over the terms of the applicable underlying insurance policies with the unearned portion deferred on the Consolidated Balance Sheets as Reserve for unearned premiums. Reinsurance premiums ceded are similarly pro-rated with the prepaid portion recorded as an asset in the Consolidated Balance Sheets. Premiums written which are related to the separate accounts of the IPC Companies are included in Premiums ceded (see Note 2A(ii)). Premiums earned are the result of the following:

                                           YEAR ENDED DECEMBER 31,
                         ----------------------------------------------------------------
                                1996                  1995                  1994
                              PREMIUMS              PREMIUMS              PREMIUMS
                         --------------------  --------------------  --------------------
                          WRITTEN    EARNED     WRITTEN    EARNED     WRITTEN    EARNED
                         ---------  ---------  ---------  ---------  ---------  ---------
                                               (IN THOUSANDS)
Direct.................. $ 392,659  $ 349,223  $ 287,772  $ 262,205  $ 276,289  $ 267,344
Assumed.................    13,232     15,514     41,109     40,688     29,044     29,412
Ceded...................  (350,843)  (308,324)  (276,721)  (254,686)  (237,272)  (228,554)
                         ---------  ---------  ---------  ---------  ---------  ---------
Net Premiums............ $  55,048  $  56,413  $  52,160  $  48,207  $  68,061  $  68,202
                         =========  =========  =========  =========  =========  =========

  (vi) Net investment income is included after deducting various items as detailed in Note 5C.

  (vii) Other income (losses) includes equity in earnings (losses) of affiliates (see Note 2I).

  (viii) Realized capital (losses) gains include gains and losses on the sale of investments available for sale, other investments and fixed assets (see
Note 5B(ii)).

D. LOSSES AND LOSS EXPENSES INCURRED

  Losses and related loss adjustment expenses are charged to income as they are incurred and are net of losses recovered and recoverable of $203.2 million in 1996 (1995--$239.5 million; 1994--$205.0 million). Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Included in loss reserves are gross loss reserves of $131.4 million and $83.9 million at December 31, 1996 and 1995 which have been discounted by $19.8 million and $22.1 million respectively, assuming interest rates of approximately 6% for medical malpractice reserves and 4% for specific and aggregate

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES workers' compensation reserves. These reserves are also discounted for regulatory filings. After reinsurance, the net effect of this discounting was to increase Net income by $.2 million, $.3 million and $1.4 million in 1996, 1995 and 1994 respectively. Discounting also reduced net loss reserves by $3.5 million and $3.3 million at December 31, 1996 and 1995 respectively.

  Reserves are established for losses and loss adjustment expenses relating to claims which have been reported on the basis of evaluations of independent claims adjusters under the supervision of the Company's claims staff. In addition, reserves are established, in consultation with the Company's independent actuaries, for losses which have occurred but have not yet been reported to the Company and for adverse development of reserves on reported losses. Reinsurance receivables are shown separately on the Consolidated Balance Sheets. Management believes that the resulting estimate of the liability for losses and loss adjustment expenses at December 31, 1996 and 1995 is adequate to cover the ultimate net cost of losses and loss expenses incurred, however, such liability is necessarily an estimate and no representation can be made that the ultimate liability will not exceed such estimate.

E. CLAIMS DEPOSIT LIABILITIES

  The Company records certain programs that do not meet the conditions for reinsurance accounting as Claims deposit liabilities on the Consolidated Balance Sheets.

F. INCOME TAXES

  The Company records its income tax liability and deferred tax asset in accordance with SFAS 109. In accordance with this statement the Company records deferred income taxes which reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

G. DEPRECIATION AND AMORTIZATION

  Depreciation of furniture and equipment is provided on a straight-line basis over their estimated useful lives ranging from 2 to 10 years. Amortization of leasehold improvements is computed on a straight-line basis over the terms of the leases. Goodwill related to the acquisition of subsidiaries is amortized on a straight-line basis over 25 to 40 years, is evaluated periodically for any impairment in value and is included in Other expenses on the Consolidated Statements of Income.

H. DEFERRED EXPENSES

  Deferred expenses which consist primarily of policy acquisition costs are deferred and charged to income on a pro-rata basis over the periods of the related policies.

I. INVESTMENTS IN AFFILIATES

  Investments in affiliates are accounted for on an equity basis.

J. OTHER INVESTMENTS

  The Company is a 16.67% limited partner in a partnership involved in the acquisition of emerging health care enterprises. The partnership interest was acquired in a private placement, there are no quoted market prices for the limited partnership interest and there is no stated rate of return. The investment is carried at its original cost of $2.4 million on the Consolidated Balance Sheet and is accounted for using the cost method.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

K. EARNINGS PER SHARE

  Primary earnings per share calculations are computed using the weighted average number of Common Shares and common share equivalents outstanding during each period presented. Common share equivalents consist of the Company's Redeemable Common Shares and Common Shares issuable upon the exercise of stock options (using the treasury stock method). On a fully-diluted basis, both earnings and shares outstanding are adjusted to assume the conversion of the Zero Coupon Convertible Exchangeable Subordinated Debentures. All periods presented have been restated to reflect the four-for-three stock split effective May 31, 1996 (see Note 13A).

L. CASH AND CASH EQUIVALENTS

  Cash and cash equivalents include cash on hand, money market instruments and other debt issues purchased with an original maturity of ninety days or less.

M. ZERO COUPON CONVERTIBLE EXCHANGEABLE SUBORDINATED DEBENTURES

  The Debentures are recorded at original issue price plus accrued original issue discount. The current amortization of the original issue discount is included in Interest expense on the Consolidated Statements of Income.

N. STOCK-BASED COMPENSATION

  The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost as all options are issued with an exercise price equal to the market price of the stock on the date of issue. Note 12 contains a summary of the pro forma effects to reported Net income and earnings per share for 1996 and 1995 had the Company elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123.

3. REINSURANCE AND CLIENT INDEMNIFICATION

  A. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company and allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies.

  B. At December 31, 1996, Losses recoverable and Prepaid reinsurance of $423.9 million (1995--$295.9 million) had been ceded to reinsurers other than the IPC Companies. $404.8 million of this amount (1995--$229.7 million) has been ceded to reinsurers licensed in the United States which are not required to provide letters of credit or other collateral to secure their obligations. One such U.S. reinsurer accounted for $105.1 million (1995--$32.6 million). The remaining $19.1 million of reinsurance ceded (1995--$66.2 million) was ceded to reinsurers not licensed in the United States, including $10.8 million ceded to companies managed by the Company (1995--$58.0 million). These non-U.S. reinsurers have provided collateral security to the Company in the form of letters of credit and cash at December 31, 1996 of $31.8 million (1995-- $84.4 million). Letters of credit held by the Company are issued by and/or confirmed by member banks of the U.S. Federal Reserve. The Company regularly reviews the credit exposure which it has to each bank, together with that bank's financial position and requires replacement of the collateral security in cases where the exposure to the bank exceeds acceptable levels. The Company's largest exposure to an individual bank amounted to $12.1 million at December 31, 1996 (1995--$54.4 million). The IPC Companies have a $260 million Letter of Credit facility pursuant to which letters of credit are issued on their behalf to The Legion Companies and certain other U.S. insurance companies. This facility is fully collateralised by incoming letters of credit and funds on deposit. The facility is guaranteed by the Company. At December 31, 1996 a reserve for uncollectible reinsurance of $.6 million was outstanding.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

  C. The Company's Reserve for unearned premiums and Reserve for losses and loss expenses exclude reserves related to Premiums ceded to the IPC Companies, where the program holders assume the underwriting risk relating to such premium (see Note 2A(ii)). These reserves are included in Liabilities related to separate accounts and amounted to $425.2 million at December 31, 1996 (1995--$396.3 million). Clients of the Company's IPC Program generally agree, as part of a Shareholder Agreement, to indemnify the Company against certain underwriting losses on the IPC Program. Clients generally provide letters of credit or cash deposits as collateral for this indemnification, either in the full amount of the potential net loss or to the level of expected losses as projected by the Company. These contractual indemnifications from clients, whether fully or partially secured, amounted to approximately $97.9 million at December 31, 1996 (1995--$99.3 million) of which $27.6 million (1995--$23.9 million) is uncollateralized. The uncollateralized amounts will vary based on the underwriting results of the IPC Programs. Management reviews its collateral security position at the inception and renewal of each IPC Program in order to minimize the risk of loss. In order for the Company to sustain a loss on the portion of such indemnity agreement secured by a letter of credit, the Company would have to be unable to collect from both the client and the bank issuing the letter of credit. The Company has a credit exposure in the event that losses exceed their expected level and the client is unable or unwilling to honor its indemnity to the Company or fails to pay the premium due. For these reasons the Company has established provisions for losses on certain of these programs. These provisions, which totalled $4.5 million at December 31, 1996 (1995--$4.0 million), reduced the level of Risk management fees by $.5 million, $.2 million and $1.1 million for the years ending December 31, 1996, 1995 and 1994 respectively.

4. RESERVE FOR LOSSES AND LOSS EXPENSES

  The following table sets forth a reconciliation of beginning and ending reserves for losses and loss expenses.

                                                 YEAR ENDED DECEMBER 31,
                                                ----------------------------
                                                  1996      1995      1994
                                                --------  --------  --------
                                                      (IN THOUSANDS)
   Gross reserves for losses and loss
    adjustment expenses, beginning of year..... $314,927  $241,427  $204,510
   Recoverable from reinsurers.................  256,678   178,002   148,637
                                                --------  --------  --------
   Net reserves for losses and loss adjustment
    expenses, beginning of year................   58,249    63,425    55,873
   Provision for losses and loss adjustment
    expenses for claims occurring in:
     Current year..............................   35,858    26,569    38,862
     Prior years...............................   (3,423)   (2,264)     (386)
                                                --------  --------  --------
   Total losses and loss adjustment expenses
    incurred...................................   32,435    24,305    38,476
                                                --------  --------  --------
   Payments for losses and loss adjustment
    expenses for claims occurring in:
     Current year..............................  (16,754)   (9,820)  (12,903)
     Prior years...............................   (5,273)  (19,661)  (18,021)
                                                --------  --------  --------
   Total payments..............................  (22,027)  (29,481)  (30,924)
                                                --------  --------  --------
   Net reserves for losses and loss adjustment
    expenses, end of year......................   68,657    58,249    63,425
   Recoverable from reinsurers.................  350,318   256,678   178,002
                                                --------  --------  --------
   Gross reserves for losses and loss
    adjustment expenses, end of year........... $418,975  $314,927  $241,427
                                                ========  ========  ========

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

5. INVESTMENTS

  A. Cash and cash equivalents include amounts invested in commercial paper at December 31, 1996 of $13.6 million (1995--$39.4 million). Substantially all of the remaining amount is invested in money market or interest-bearing bank accounts.

  B. (i) All Investments are held as available for sale. The amortized cost and fair market value are as follows:

                                                                         FAIR
                                       AMORTIZED UNREALIZED UNREALIZED  MARKET
                                         COST       GAIN       LOSS     VALUE
                                       --------- ---------- ---------- --------
                                                    (IN THOUSANDS)
                                                 AT DECEMBER 31, 1996
   U.S. Treasury Securities and
    Obligations of U.S. Government
    Corporations and Agencies......... $284,927    $2,814     $3,109   $284,632
   Debt securities issued by foreign
    governments.......................    2,983       --           1      2,982
   Corporate debt securities..........  106,161       746        299    106,608
                                       --------    ------     ------   --------
   Total Bonds........................  394,071     3,560      3,409    394,222
   Redeemable Preferred Shares........    5,800       213         44      5,969
                                       --------    ------     ------   --------
     Total Investments................ $399,871    $3,773     $3,453   $400,191
                                       ========    ======     ======   ========
   AT DECEMBER 31, 1995
   U.S. Treasury Securities and
    Obligations of U.S. Government
    Corporations and Agencies......... $277,552    $5,481     $5,286   $277,747
   Debt securities issued by foreign
    governments.......................      --        --         --         --
   Corporate debt securities..........   66,366       830         34     67,162
                                       --------    ------     ------   --------
     Total Bonds......................  343,918     6,311      5,320    344,909
   Redeemable Preferred Shares........    6,622       443         56      7,009
                                       --------    ------     ------   --------
     Total Investments................ $350,540    $6,754     $5,376   $351,918
                                       ========    ======     ======   ========

  The Company does not have any investment in a single corporate security which exceeds 1.0% of total bonds at December 31, 1996 (1995--1.3%).

  The following unrealized gains and losses on available for sale securities have been recorded as a component of Shareholders' Equity:

                                               GROSS                   NET
                                             UNREALIZED             UNREALIZED
                                           GAINS (LOSSES)  TAX    GAINS (LOSSES)
                                           -------------- ------  --------------
                                                      (IN THOUSANDS)
   January 1, 1995........................    $(14,399)   $1,485     $(12,914)
   Movement...............................      15,777    (1,708)      14,069
                                              --------    ------     --------
   December 31, 1995......................       1,378      (223)       1,155
   Movement...............................      (1,058)      (49)      (1,107)
                                              --------    ------     --------
   December 31, 1996......................    $    320    $ (272)    $     48
                                              ========    ======     ========

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

  The following table sets forth certain information regarding the investment ratings of the Company's portfolio.

                                        DECEMBER 31, 1996    DECEMBER 31, 1995
                                       -------------------- --------------------
                                       AMORTIZED            AMORTIZED
                                         COST    PERCENTAGE   COST    PERCENTAGE
                                       --------- ---------- --------- ----------
                                                    (IN THOUSANDS)
   Ratings(1)
     AAA.............................. $329,798     82.48%  $281,040     80.17%
     AA...............................   28,345      7.09     38,986     11.12
     A................................   29,064      7.27     28,019      7.99
     BBB..............................   12,568      3.14      1,988      0.57
     BB...............................      --        --         411      0.12
     B................................       96      0.02         96      0.03
                                       --------    ------   --------    ------
                                       $399,871    100.00%  $350,540    100.00%
                                       ========    ======   ========    ======

--------
(1) Ratings as assigned by Standard & Poor's Corporation.

  The maturity distribution of Investments is as follows:

                                          DECEMBER 31, 1996  DECEMBER 31, 1995
                                          ------------------ ------------------
                                                      FAIR               FAIR
                                          AMORTIZED  MARKET  AMORTIZED  MARKET
                                            COST     VALUE     COST     VALUE
                                          --------- -------- --------- --------
                                                     (IN THOUSANDS)
   Due in one year or less............... $  6,973  $  8,845 $  9,111  $  9,127
   Due in one year through five years....  132,845   132,241  105,095   107,721
   Due in five years through ten years...  100,893   100,959   59,757    61,497
   Due after ten years...................  159,160   158,146  176,577   173,573
                                          --------  -------- --------  --------
     Total............................... $399,871  $400,191 $350,540  $351,918
                                          ========  ======== ========  ========

    (ii) Realized gains and losses:

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                      1996     1995     1994
                                                    --------  -------  -------
                                                         (IN THOUSANDS)
   Proceeds from sale of Investments
     --held as available for sale.................. $119,662  $96,289  $75,399
                                                    ========  =======  =======
   Realized gains on Investments
     --held as available for sale.................. $    808  $ 3,314  $   632
   Realized losses on Investments
     --held as available for sale..................   (2,670)  (4,495)  (1,506)
                                                    --------  -------  -------
   Net realized losses.............................   (1,862)  (1,181)    (874)
   Other non-investment (losses) gains.............     (121)      79        2
                                                    --------  -------  -------
   Realized capital losses......................... $ (1,983) $(1,102) $  (872)
                                                    ========  =======  =======

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

  C. Details of investment income by major categories are presented below:

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1996     1995     1994
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
   Cash and cash equivalents......................... $11,570  $ 6,256  $ 2,693
   Preferred stock...................................     453      961      731
   Bonds.............................................  15,910   13,629   12,698
                                                      -------  -------  -------
   Gross investment income...........................  27,933   20,846   16,122
   Claims deposit liabilities........................  (4,023)  (3,475)  (3,412)
   Contract expense..................................    (930)    (541)    (582)
   Investment expenses...............................    (519)    (648)    (686)
                                                      -------  -------  -------
   Net investment income............................. $22,461  $16,182  $11,442
                                                      =======  =======  =======

  Net investment income is reported after deducting investment income earned on assets related to Claims deposit liabilities. Investment income has been excluded from Net investment income where the Company has contracted to pay this income to the insured. Investment expenses consisting of investment advisory fees and custodian charges have been deducted from Net investment income.

  D. Legion is required by certain states in which it operates to maintain special deposits or provide letters of credit. This obligation amounted to $126.0 million at December 31, 1996 (1995--$133.4 million) and included deposits of $43.8 million (1995--$32.4 million) and letters of credit of $82.2 million (1995--$101.0 million).

6. ZERO COUPON CONVERTIBLE EXCHANGEABLE SUBORDINATED DEBENTURES

  On October 30, 1995, the Company issued $324.3 million principal amount of Zero Coupon Convertible Exchangeable Subordinated Debentures ("Debentures") with an aggregate issue price of $115.0 million. The issue price of each Debenture was $354.71 and there will be no periodic payments of interest. The Debentures will mature on October 30, 2015 at $1,000 per Debenture representing a yield to maturity of 5.25% (computed on a semi-annual bond equivalent basis). The Debentures are subordinated to all existing and future senior indebtedness of the Company.

  Each Debenture is convertible at the option of the holder at any time on or prior to maturity, unless previously redeemed or otherwise purchased by the Company, into Common Shares of the Company at a conversion rate of 10.760 shares per Debenture or an aggregate of 3,489,400 Common Shares. The Debentures may be purchased by the Company, at the option of the holder, as of October 30, 2000, October 30, 2005 and October 30, 2010, at the issue price plus accrued original issue discount. The Company, at its option, may elect to pay such purchase price on any particular purchase date in cash or Common Shares, or any combination thereof. After October 30, 2000, each Debenture is redeemable in cash at the option of the Company for an amount equal to the issue price plus accrued original issue discount.

  Prior to October 30, 2000 the Debentures will be purchased for cash by the Company, at the option of the holder, in the event of a Fundamental Change (as defined). In addition, the Company will have the right, under certain circumstances, to require the holders to exchange the Debentures for Guaranteed Zero Coupon Exchangeable Subordinated Debentures due 2015 of Mutual Group Ltd. (the "Exchangeable Debentures"), to be guaranteed on a subordinated basis by the Company. The Exchangeable Debentures will be exchangeable for the Company's Common Shares and will otherwise have terms and conditions substantially identical to the Debentures.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

7. DERIVATIVE FINANCIAL INVESTMENTS

  The Company has had only limited involvement with derivative financial instruments and does not use them for trading or speculative purposes. They are utilized to manage interest rate risk.

  Interest rate swaps are utilized to reduce the potential impact of increases in interest rates on the market value of the fixed income portfolio. At December 31, 1996, the Company had no interest rate swaps outstanding. At December 31, 1995, the Company was a party to one interest rate swap agreement with a maturity of October 31, 2006. The agreement entitles the Company to receive from the counterparty on a semi-annual basis 3 month LIBOR compounded quarterly and pay a fixed rate of 7.45% on a semi-annual basis. At December 31, 1995 the notional amount of the swap was $40 million.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

                                              DECEMBER 31,      DECEMBER 31,
                                                  1996              1995
                                            ----------------- -----------------
                                            CARRYING   FAIR   CARRYING   FAIR
                                             AMOUNT   VALUE    AMOUNT   VALUE
                                            -------- -------- -------- --------
                                                      (IN THOUSANDS)
   Investments............................. $400,191 $400,191 $351,918 $351,918
   Claims deposit liabilities.............. $ 45,689 $ 44,248 $ 71,789 $ 69,637
   Loans receivable........................ $    768 $    741 $  1,151 $  1,100
   Debentures.............................. $122,211 $122,211 $116,039 $116,039

  The following methods and assumptions were used to estimate the fair value of specific classes of financial instruments. The carrying values of all other financial instruments, as defined by SFAS 107, approximate their fair values due to their short term nature.

 Investments: ....................... The fair market value of Investments is calculated using quoted market prices.
                                      The fair value of the interest rate swap
                                      is estimated by obtaining quotes from
                                      brokers of the amount the Company would
                                      need to pay at the reporting date to
                                      cancel the contract or transfer it to
                                      other parties.
 Claims deposit liabilities: ........ The fair value of Claims deposit liabilities is calculated by discounting
                                      the actuarially determined ultimate loss
                                      payouts at a rate of 6%.
 Loans receivable: .................. See Note 10.
 Debentures:......................... The fair value of the Debentures is calculated by amortizing the original
                                      issue discount over the life of the
                                      Debentures (see Note 2N).
 Assets held in separate accounts: .. (a) Within Assets held in separate accounts are cash and marketable
                                          investments with a carrying value
                                          and fair value of $378.1 million
                                          (1995: $337.5 million). Fair value
                                          is calculated using quoted market
                                          prices (see Note 2A(ii)).
                                      (b) Within the $188.1 million of other
                                          assets (1995: $178.3 million) $73.2
                                          million (1995: $65.7 million) are
                                          financial instruments. The fair
                                          market value of other assets
                                          approximates carrying value due to
                                          the short term nature of these items
                                          (see Note 2A(ii)).

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

9. INCOME TAXES

  The Company is incorporated under the laws of Bermuda and, under current Bermuda law, is not obligated to pay any taxes in Bermuda based upon income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda pursuant to the provisions of the Exempted Undertakings Tax Protection Act, 1966, which exempts the Company and its shareholders, other than shareholders ordinarily resident in Bermuda, from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, at least until the year 2016.

  The Company does not consider itself to be engaged in a trade or business in the United States and accordingly does not expect to be subject to direct United States income taxation.

  The United States subsidiaries of the Company file a consolidated U.S. federal income tax return. Mutual Indemnity (U.S.) Ltd., a Bermuda subsidiary of the Company, has made an irrevocable election to be taxed as a domestic United States corporation.

  Income tax expense attributable to income from continuing operations consists of:

                                                         CURRENT DEFERRED TOTAL
                                                         ------- -------- ------
                                                             (IN THOUSANDS)
     December 31, 1996:
     U.S. federal....................................... $3,068   $2,556  $5,624
     U.S. state and local...............................  1,163        9   1,172
     Foreign............................................  1,345      --    1,345
                                                         ------   ------  ------
                                                         $5,576   $2,565  $8,141
                                                         ======   ======  ======
     December 31, 1995:
     U.S. federal....................................... $5,499   $1,649  $7,148
     U.S. state and local...............................    914      --      914
     Foreign............................................    800      --      800
                                                         ------   ------  ------
                                                         $7,213   $1,649  $8,862
                                                         ======   ======  ======
     December 31, 1994:
     U.S. federal....................................... $7,402   $ (526) $6,876
     U.S. state and local...............................    722      --      722
     Foreign............................................    416      --      416
                                                         ------   ------  ------
                                                         $8,540   $ (526) $8,014
                                                         ======   ======  ======

  The effective tax rate on income from continuing operations differed from the statutory U.S. federal tax rate for the following reasons:

                                                   YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                     1996     1995     1994
                                                   --------  -------  -------
     Statutory U.S. federal tax rate..............     35.0%    35.0%    35.0%
     Increase (reduction) in income taxes
      resulting from:
      U.S. state taxes............................      1.7      1.5      1.4
      Tax-exempt interest income..................     (6.0)    (7.9)    (7.9)
      Foreign income not expected to be taxed in
       the U.S....................................    (12.2)    (9.5)    (6.8)
      Foreign taxes...............................      3.0      2.0      1.2
      Other, net..................................     (3.6)     1.2      1.1
                                                   --------  -------  -------
                                                       17.9%    22.3%    24.0%
                                                   ========  =======  =======

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                                1996     1995
                                                               -------  -------
                                                               (IN THOUSANDS)
   Deferred tax assets:
     Unearned premiums not deducted for tax................... $ 4,625  $ 3,320
     Unpaid losses, discounted for tax........................   7,284    7,018
     Other....................................................     102      641
                                                               -------  -------
       Total gross deferred tax assets........................  12,011   10,979
                                                               -------  -------
   Deferred tax liabilities:
     Deferred acquisition costs...............................  (3,981)  (1,968)
     Deferred marketing expenses..............................    (795)  (1,178)
     Deferred gain on insurance claim.........................    (200)    (200)
     Unrealized gains.........................................    (272)    (223)
     Interest rate swap.......................................    (776)    (177)
     Other....................................................  (2,625)  (1,050)
                                                               -------  -------
       Total gross deferred tax liabilities...................  (8,649)  (4,796)
                                                               -------  -------
   Deferred tax benefit....................................... $ 3,362  $ 6,183
                                                               =======  =======

  The movement in deferred income tax benefit of $2.8 million for the year ended December 31, 1996 consists of $2.6 million attributable to income from continuing operations and $.2 million attributable to the acquisition of Professional Underwriters Corp.

  The Company does not recognize taxes with respect to certain temporary differences that exist in some subsidiary companies. These temporary differences relate to Assets held in and Liabilities related to separate accounts. Any temporary differences attributable to these assets and liabilities will not result in taxable income to the Company but will be attributed to the beneficial owners of these assets and liabilities.

10. REDEEMABLE PREFERRED AND COMMON SHARES

  A. Series B Non-Voting Redeemable Preferred Shares--Authorized and issued 2,951,835, par value $1.00 per share. These shares were issued to one of the IPC Companies as the holder of record for the benefit of the IPC Program participants and are entitled to fixed, cumulative, preferential, semi-annual dividends calculated at the six month LIBOR rate based on the redemption price of $2.95 million. The Series B Non-Voting Redeemable Preferred Shares are redeemable for their $1.00 par value or $2.95 million in 1997. The average effective interest rate on these shares was 5.6% in 1996 (1995--6.4%; 1994-- 4.4%).

  B. Common Shares Subject to Redemption--Issued 468,584 at $3.50 per share. These shares were issued to four executive officers of the Company. The Company has the right to reacquire these shares if the employees default on the loans used for the purchase. The employees have the right to require the Company to repurchase the shares upon a change of control of the Company, as defined. Two subsidiaries of the Company made loans to these executive officers during the third quarter of 1990, for the purchase of the Common Shares Subject to Redemption. These loans are for a period of eight years and bore interest at 7.7% per annum to September 17, 1994, 5.7% to September 17, 1995, 5.4% to September 17, 1996 and currently 5.3%. Interest received by the Company on these loans is credited to Redeemable Common Shares on the Consolidated Balance Sheets. The loans are repayable in four equal annual installments commencing September 1995. One loan of $.1 million was repaid on February 1, 1992 and additional amounts totalling $.4 million were repaid during each of 1995 and 1996. The fair value of these loans estimated using discounted cash flow analyses at 8.25% is $.7 million.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

11. SHAREHOLDERS' EQUITY AND RESTRICTIONS

  A. In May 1996 the Company announced a four-for-three stock split of its Common Shares. In connection with this split the Company issued an additional 4,438,974 Common Shares and 117,146 Common Shares subject to redemption.

  B. The Company's ability to pay dividends is subject to certain restrictions including the following:

    (i) The Company is subject to a 30% U.S. withholding tax on any dividends received from its U.S. subsidiaries and certain of the IPC Companies.

    (ii) The Company's ability to cause the Legion Companies to pay a dividend is limited by insurance regulation to an annual amount equal to the greater of 10% of the Legion Companies' statutory surplus as regards policyholders or the Legion Companies' statutory income for the preceding year. The maximum dividend the Legion Companies will be permitted to pay under this restriction in 1997 is $21.2 million based upon 1996 results (1996--$19.8 million based on 1995 results). The Legion Companies' net assets which were restricted by the above were $157.2 million at December 31, 1996 (1995--$120.2 million). Loans and advances by the Legion Companies to the Company or any other subsidiary would require the prior approval of the Pennsylvania insurance department and possibly other states in which they are licensed.

  C. At December 31, 1996 the Legion Companies' risk-based capital was $142.3 million (1995--$101.8 million). Under the risk-based capital costs, the threshold requiring the least regulatory involvement was $32.0 million.

  D. Net income and policyholders' surplus of the Legion Companies, as filed with regulatory authorities on the basis of statutory accounting practices, are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                        1996     1995    1994
                                                      -------- -------- -------
                                                           (IN THOUSANDS)
   Statutory net income for the year................. $ 19,903 $ 19,773 $16,266
   Statutory policyholders' surplus at year end...... $150,911 $106,540 $72,404

12. STOCK OPTIONS

  Employees have been granted options to purchase Common Shares under the Company's Long Term Incentive Plan. In each case, the option price equals the fair market value of the Common Shares on the day of the grant and an option's maximum term is five to ten years. Options granted vest ratably over a four year period.

  In accordance with the provisions of SFAS 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                                                 1996    1995
                                                                ------- -------
   Net income--as reported..................................... $37,032 $30,164
   Net income--pro forma....................................... $36,140 $30,050
   Primary Earnings per share--as reported..................... $  1.93 $  1.62
   Primary Earnings per share--pro forma....................... $  1.90 $  1.62

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used in 1996:

   Expected dividend yield........................................     1.24%
   Expected stock price volatility................................ 28.3% - 29.0%
   Risk-free interest rate........................................     5.00%
   Expected life of options.......................................    4 years

  The weighted average fair value of options granted during 1996 is $8.19 per share (1995--$8.00 per share).

  The pro forma effect on net income for 1995 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

  Options issued and outstanding under the plan are as follows:

                                          SUMMARY OF EMPLOYEE
                                      STOCK OPTION PLAN ACTIVITY
                                       YEARS ENDED DECEMBER 31,
                            -------------------------------------------------
                                 1996             1995             1994
                            ---------------  ---------------  ---------------
   NUMBER OF OPTIONS
   Outstanding, beginning
    of year................       1,499,247        1,346,963        1,307,193
   Granted.................         734,917          295,933          206,934
   Exercised...............        (493,242)        (128,724)        (136,568)
   Cancelled...............         (19,766)         (14,925)         (30,596)
                            ---------------  ---------------  ---------------
   Outstanding and
    exercisable, end of
    year...................       1,721,156        1,499,247        1,346,963
                            ===============  ===============  ===============
   OPTION PRICE PER SHARE
   Granted................. $28.50 - $33.56  $19.03 - $30.28  $15.94 - $20.44
   Exercised............... $15.50 - $21.66  $ 3.50 - $21.66  $ 3.25 - $19.00
   Cancelled............... $15.50 - $30.28  $ 3.50 - $21.66  $ 3.25 - $21.66
   Outstanding and
    exercisable, end of
    year................... $17.00 - $33.56  $15.50 - $30.28  $ 3.50 - $21.66

              SUMMARY OF OPTIONS OUTSTANDING AT DECEMBER 31, 1996

                                   WEIGHTED
                                   AVERAGE
 YEAR OF   NUMBER OF   NUMBER OF   EXERCISE    EXERCISE         EXPIRATION
  GRANT     SHARES   SHARES VESTED  PRICE     PRICE RANGE       DATE RANGE
 --------  --------- ------------- --------   -----------       ----------
1992......   283,252    283,252     $18.99  $17.00 - $19.00 March 16, 1997 to
                                                             December 14, 1997
1993......   217,669    159,896     $21.31  $18.00 - $21.66 May 10, 1998 to
                                                             December 14, 1998
1994......   192,584     94,368     $17.56  $15.94 - $20.44 March 15, 1999 to
                                                             December 14, 1999
1995......   292,734     73,184     $28.59  $19.03 - $30.28 February 3, 2000 to
                                                             December 1, 2000
1996......   734,917        --      $30.20  $28.50 - $33.56 January 2, 2001 to
                                                             December 17, 2005
           ---------    -------
           1,721,156    610,700
           =========    =======

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

  All options vest 25% annually commencing one year after issuance except for 385,000 of the options issued in 1996 at a grant price of $30 which were issued to executives of the Company. These options are for 10 years and 75% have vesting schedules tied to the conversion of the Zero Coupon Convertible Exchangeable Subordinated Debentures (see Note 6) and other performance benchmarks.

  Options have been granted to each of seven non-executive directors. All options are for five years and become exercisable six months after issuance.

  Total options granted to directors are as follows:

                                    NUMBER OF SHARES
                                    ----------------   EXERCISE    EXPIRATION
            YEAR OF GRANT          GRANTED OUTSTANDING  PRICE         DATE
            -------------          ------- ----------- --------    ----------
   1992...........................  70,000    50,000    $18.00  December 1, 1997
   1993...........................  70,000    70,000    $22.22  December 1, 1998
   1994...........................  70,000    70,000    $18.38  December 1, 1999
   1995...........................  70,000    70,000    $30.28  December 1, 2000
   1996...........................  52,500    52,500    $33.38  December 1, 2001
                                   -------   -------
                                   332,500   312,500
                                   =======   =======

13. SEGMENT INFORMATION

  Selected information by business segment is summarized in the chart below. The Company's two business segments are, Risk management, which represents the Company's Fee income less its Operating expenses and Underwriting which represents the Company's income or loss from underwriting risks it retains.

LINE OF BUSINESS FINANCIAL INFORMATION

                                                                  INCOME (LOSS)
                                                                 FROM CONTINUING
                                                                   OPERATIONS
                                                                     BEFORE
                                                      REVENUE(1)  INCOME TAXES
                                                      ---------- ---------------
                                                            (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1996
  Corporate risk management..........................  $ 49,451      $21,346
  Program business...................................    19,569        7,412
  Specialty brokerage................................     5,612        2,050
  Financial services.................................     6,059        1,221
  Underwriting.......................................    56,413         (207)
  Net investment income..............................    20,478       14,262
  Other..............................................       120         (488)
                                                       --------      -------
    Total............................................  $157,702      $45,596
                                                       ========      =======
YEAR ENDED DECEMBER 31, 1995
  Corporate risk management..........................  $ 48,147      $21,769
  Program business...................................     7,280        3,508
  Specialty brokerage................................     4,350        1,759
  Financial services.................................     4,330          590
  Underwriting.......................................    48,207       (1,032)
  Net investment income..............................    15,080       13,227
  Other..............................................        99         (129)
                                                       --------      -------
    Total............................................  $127,493      $39,692
                                                       ========      =======

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                                                                  INCOME (LOSS)
                                                                 FROM CONTINUING
                                                                   OPERATIONS
                                                                     BEFORE
                                                      REVENUE(1)  INCOME TAXES
                                                      ---------- ---------------
                                                            (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1994
  Corporate risk management..........................  $ 45,077      $21,059
  Program business...................................     3,258        1,626
  Specialty brokerage................................     2,144          597
  Financial services.................................     3,674          861
  Underwriting.......................................    68,202         (721)
  Net investment income..............................    10,570       10,063
  Other..............................................        85         (109)
                                                       --------      -------
    Total............................................  $133,010      $33,376
                                                       ========      =======

--------
(1) Fee income from two clients accounted for 3% and 2% of total Fee income in 1996 (1995--4% and 4%; 1994--9% and 6%). No other client accounted for over 10% of Risk management fees during these periods. Premiums earned from two clients accounted for 5% and 4% of total Premiums earned during 1996 (1995--4% and 3%; 1994--11% and 10%).

  The subsidiaries' accounting records do not capture information by reporting segment sufficient to determine identifiable assets by such reporting segments.

14. FOREIGN SALES AND OPERATIONS

  The Company's non-U.S. operations include Bermuda, Barbados, the Cayman Islands and Europe.

FINANCIAL INFORMATION RELATING TO GEOGRAPHIC AREAS

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                      1996     1995     1994
                                                    -------- -------- --------
                                                          (IN THOUSANDS)
   NET REVENUES
     U.S. Business................................. $ 97,778 $ 79,697 $107,560
     Non-U.S. Business.............................   59,924   47,795   25,450
                                                    -------- -------- --------
       Total....................................... $157,702 $127,492 $133,010
                                                    ======== ======== ========
                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                      1996     1995     1994
                                                    -------- -------- --------
                                                          (IN THOUSANDS)
   INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
    TAXES
     U.S. Business................................. $ 27,435 $ 26,452 $ 25,831
     Non-U.S. Business.............................   18,161   13,240    7,545
                                                    -------- -------- --------
       Total....................................... $ 45,596 $ 39,692 $ 33,376
                                                    ======== ======== ========

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                                                       AS AT DECEMBER 31,
                                                --------------------------------
                                                   1996       1995       1994
                                                ---------- ---------- ----------
                                                         (IN THOUSANDS)
   TOTAL ASSETS
     U.S. Business............................. $  890,722 $  689,885 $  518,167
     Non-U.S. Business (1).....................    747,948    689,723    504,370
                                                ---------- ---------- ----------
       Total................................... $1,638,670 $1,379,608 $1,022,537
                                                ========== ========== ==========

--------
(1) Includes Assets held in separate accounts of $576.7 million, $525.2 million and $442.9 million for 1996, 1995 and 1994 respectively.

15. ACQUISITIONS

  During 1996 the Company acquired Legion Indemnity Company (formerly Dearborn Insurance Company) for $24.0 million. The excess of the purchase price over net assets acquired was $2.8 million. The pro-forma effect on the Company's revenue, net income and earnings per share is not material.

16. RELATED PARTY TRANSACTIONS

  A. $.6 million (1995--$.8 million; 1994--$.2 million) of fee income and $2.9 million (1995--$(.6) million; 1994--$6.6 million) of premiums were earned from a certain IPC Program participant associated with a director and shareholder of the Company.

  B. A number of subsidiaries of the Company have written business involving subsidiaries of The Galtney Group, Inc. ("GGI") of which a director of the Company is the principal shareholder. During 1996 the Company paid fees of $3.5 million on such business to GGI (1995--$2.1 million; 1994--$2.2 million) and received $Nil in fees from GGI (1995--$Nil; 1994--$Nil). During 1995 the Company sold its holding of GGI shares for $1.3 million, realizing a gain of $.4 million.

  C. The Company and its subsidiaries provide administrative and accounting services to a number of unaffiliated insurance and reinsurance companies. Certain officers, directors and employees of the Company serve as officers and directors of these companies, generally without remuneration.

  D. Two subsidiaries of the Company made loans to four executive officers in 1990 for the purchase of Common Shares (see Note 12B).

  E. In connection with the Company's acquisition of The Hemisphere Group Limited ("Hemisphere") in July 1996, the Company acquired a 40% interest in the Hemisphere Trust Company Limited ("Hemisphere Trust"), a Bermuda "local" trust company, which had formerly been a wholly owned subsidiary of Hemisphere. As a "local" Bermuda company, at least 60% of the shares of Hemisphere Trust must be owned by Bermudians. In compliance with this requirement, Mr. Robert A. Mulderig, Chairman and CEO of the Company, acquired 60% of Hemisphere Trust for $.2 million at the time of the Company's acquisition of Hemisphere. The amount of the purchase price was equal to 60% of the book value of Hemisphere Trust on the date of acquisition.

  The Company and Mr. Mulderig have entered into a Shareholders' Agreement relating to Hemisphere Trust which provides, amongst other things, that (i) the Company has the option, subject to regulatory approval to acquire Mr. Mulderig's interest in Hemisphere Trust at Mr. Mulderig's cost, plus interest at 6% per annum; (ii) the Company has a pre-emptive right, also subject to regulatory approval, over the shares held by Mr. Mulderig and (iii) no dividends or other distributions can be made by Hemisphere Trust without the prior consent of the Company.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

1996--QUARTERS ENDED                 DECEMBER 31 SEPTEMBER 30 JUNE 30 MARCH 31
--------------------                 ----------- ------------ ------- --------
                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues............................   $47,621     $32,779    $40,609 $36,693
Income from continuing operations
 before income taxes................    11,246      11,335     11,014  12,001
Income from continuing operations...     9,517       9,482      9,066   9,389
Net income..........................     9,509       9,475      9,032   9,182
Net income available to common
 shareholders.......................     9,467       9,433      8,991   9,141
Primary Earnings per Common Share:
 (1)(2)
  Net income available to common
   shareholders.....................       .49         .49        .47     .48
1995--QUARTERS ENDED                 DECEMBER 31 SEPTEMBER 30 JUNE 30 MARCH 31
--------------------                 ----------- ------------ ------- --------
                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues............................   $28,276     $35,619    $33,761 $29,836
Income from continuing operations
 before income taxes................     9,391      10,294     10,423   9,583
Income from continuing operations...     7,544       7,880      8,258   7,148
Net income..........................     7,451       7,740      8,157   7,006
Net income available to common
 shareholders.......................     7,407       7,696      8,106   6,955
Primary Earnings per Common Share:
 (1)(2)
  Net income available to common
   shareholders.....................       .39         .41        .44     .38

--------
(1) See Note 2K of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute per share amounts.
(2) Prior periods per share calculations have been restated to reflect the four-for-three stock split to holders of record at May 31, 1996.

To The Board of Directors and Shareholders
Mutual Risk Management Ltd.

  We have audited the accompanying consolidated balance sheets of Mutual Risk Management Ltd. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the index at Item 14B. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. The consolidated financial statements of Mutual Risk Management Ltd. and subsidiaries for the year ended December 31, 1994, were audited by other auditors whose report dated February 21, 1995 expressed an unqualified opinion on those statements prior to restatement.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mutual Risk Management Ltd. and subsidiaries at December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  We also audited the adjustments that were applied to restate the 1994 financial statements to give effect to the acquisition of The Hemisphere Group Limited as described in Note 16. In our opinion, such adjustments are appropriate and have been properly applied.

                                          Ernst & Young

Hamilton, Bermuda
February 19, 1997

                                                                     SCHEDULE II

                           MUTUAL RISK MANAGEMENT LTD

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       PARENT COMPANY ONLY BALANCE SHEETS

                                  DECEMBER 31,
                            -------------------------
                                1996         1995
                            ------------ ------------
ASSETS
Cash and cash
 equivalents..............  $  4,250,235 $  3,176,255
Investments...............    59,082,682   78,426,224
Investments in
 subsidiaries and
 affiliates...............   262,993,522  198,932,789
Due from subsidiaries and
 affiliates...............     2,386,157    1,531,537
Fixed assets..............     1,265,818      942,371
Other assets..............     7,840,114    3,979,895
                            ------------ ------------
Total Assets..............  $337,818,528 $286,989,071
                            ============ ============
LIABILITIES, REDEEMABLE
 PREFERRED & COMMON SHARES
 & SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and
 accrued expenses.........  $  1,356,259 $  1,330,881
Other liabilities.........     1,798,011       89,831
Debentures................   122,210,991  116,038,987
                            ------------ ------------
  Total Liabilities.......   125,365,261  117,459,699
                            ------------ ------------
REDEEMABLE PREFERRED &
 COMMON SHARES
Preferred Shares--Series B
 Non-Voting Redeemable--
 authorized and issued
 2,951,835 (par value and
 redemption value $1.00)..     2,951,835    2,951,835
Common Shares subject to
 redemption--468,584
 Common Shares (par value
 $0.01 redemption value
 $3.50; less subscription
 loans receivable--
 $767,522, plus interest
 received)...................  1,510,544    1,074,389
                            ------------ ------------
                               4,462,379    4,026,224
                            ------------ ------------
SHAREHOLDERS' EQUITY
Common Shares--Authorized
 60,000,000 (par value
 $0.01) Issued 18,563,269
 (1995--17,805,138).......       185,633      178,051
Additional paid-in
 capital..................    79,997,919   65,396,652
Unrealized gain on
 investments--net of tax..        47,682    1,154,823
Retained earnings.........   127,759,654   98,773,622
                            ------------ ------------
  Total Shareholders'
   Equity.................   207,990,888  165,503,148
                            ------------ ------------
  Total Liabilities,
   Redeemable Preferred &
   Common Shares &
   Shareholders' Equity...  $337,818,528 $286,989,071
                            ============ ============

                 See Notes to Consolidated Financial Statements

                                                                     SCHEDULE II

                          MUTUAL RISK MANAGEMENT LTD.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     PARENT COMPANY ONLY INCOME STATEMENTS

                                           YEARS ENDED DECEMBER 31,
                                      -------------------------------------
                                         1996         1995         1994
                                      -----------  -----------  -----------
INCOME
  Risk management fees..............  $ 1,093,993  $   623,309  $ 1,324,576
  Net investment income.............    3,808,090    1,426,671      309,925
  Equity in earnings of affiliates..     (101,128)      12,657      (58,235)
                                      -----------  -----------  -----------
TOTAL INCOME........................    4,800,955    2,062,637    1,576,266
  Operating expenses................    2,104,297    1,002,648    1,544,549
  Amortization of debentures........    6,172,004    1,006,534            0
                                      -----------  -----------  -----------
NET INCOME BEFORE
EQUITY IN EARNINGS OF SUBSIDIARIES..   (3,475,346)      53,455       31,717
  Dividends from subsidiaries.......      135,000    2,027,905    6,183,497
  Undistributed equity in earnings
   of subsidiaries..................   40,538,483   28,273,011   18,886,886
                                      -----------  -----------  -----------
NET INCOME..........................   37,198,137   30,354,371   25,102,100
  Preferred share dividends.........     (166,041)    (190,024)    (129,143)
                                      -----------  -----------  -----------
NET INCOME AVAILABLE TO COMMON
 SHAREHOLDERS.......................  $37,032,096  $30,164,347  $24,972,957
                                      ===========  ===========  ===========



                 See Notes to Consolidated Financial Statements

                                                                     SCHEDULE II

                          MUTUAL RISK MANAGEMENT LTD.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS

                                              YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                            1996          1995         1994
                                         -----------  ------------  ----------
NET CASH FLOW FROM OPERATING ACTIVITIES
Net income before dividends and equity
 in earnings of subsidiaries...........  ($3,475,346) $     53,455  $   31,717
Items not affecting cash
  Depreciation.........................      649,409       492,918     437,088
  Amortization of debentures...........    6,172,004     1,006,534           0
  Amortization of investments..........      (13,588)     (266,487)    (60,265)
  Loss (gain) on disposal of fixed
   assets..............................        2,893           (25)        228
  Equity in earnings of affiliates.....      101,128       (12,657)     58,235
Net changes in non-cash balances
 relating to operations:
  Other assets.........................   (3,860,219)     (757,497)    (39,641)
  Accounts payable and accrued
   expenses............................       25,378       536,671     201,374
  Other liabilities....................       (4,686)      (14,469)     56,976
  Due from subsidiaries and
   affiliates..........................     (854,620)     (262,005)    846,296
                                         -----------  ------------  ----------
NET CASH FLOW (APPLIED TO) FROM
 OPERATING ACTIVITIES..................   (1,257,647)      776,438   1,532,008
                                         -----------  ------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Fixed assets purchased...............     (991,336)     (278,097)   (458,701)
  Proceeds from sale of fixed assets...       15,587        18,028      22,971
  Cost of investments..................   (1,520,088)  (97,328,258) (5,885,683)
  Proceeds from sale of investments....   20,197,989    26,300,171     241,657
  Cost of investments in affiliates and
   subsidiaries........................  (18,928,487)  (38,338,483) (1,525,655)
  Loan repayment received..............            0             0     417,583
  Dividends received from
   subsidiaries........................      135,000     2,027,905   6,183,497
                                         -----------  ------------  ----------
NET CASH APPLIED TO INVESTING
 ACTIVITIES............................   (1,091,335) (107,598,734) (1,004,331)
                                         -----------  ------------  ----------
CASH FLOWS FROM (APPLIED TO) FINANCING
 ACTIVITIES
  Net proceeds from shares issued......    9,047,295     1,618,288   1,083,171
  Net proceeds from issue of
   Debentures..........................            0   112,119,082           0
  Subscription loans receivable........      383,761       383,760           0
  Loan interest received...............       52,394        78,277     109,060
  Dividends paid.......................   (6,060,488)   (4,724,815) (3,949,436)
                                         -----------  ------------  ----------
NET CASH FLOW FROM (APPLIED TO)
 FINANCING ACTIVITIES..................    3,422,962   109,474,592  (2,757,205)
                                         -----------  ------------  ----------
Net increase in cash and cash
 equivalents...........................    1,073,980     2,652,296  (2,229,528)
Cash and cash equivalents at beginning
 of year...............................    3,176,255       523,959   2,753,487
                                         -----------  ------------  ----------
Cash and cash equivalents at end of
 year..................................  $ 4,250,235  $  3,176,255  $  523,959
                                         ===========  ============  ==========

                 See Notes to Consolidated Financial Statements

                                                                    SCHEDULE VI

                          MUTUAL RISK MANAGEMENT LTD.

                      SUPPLEMENTARY INSURANCE INFORMATION

                          (U.S. DOLLARS IN THOUSANDS)

                                                                                        NET CLAIM AND CLAIMS
                                  GROSS                                                  EXPENSES INCURRED     AMORTIZATION
   YEAR ENDED     DEFERRED     RESERVE FOR      GROSS                                      RELATED TO (1)      OF DEFERRED
  DECEMBER 31,     POLICY     UNPAID CLAIMS   DISCOUNT,    GROSS     NET       NET     ----------------------     POLICY
   PROPERTY-     ACQUISITION       AND         IF ANY,    UNEARNED  EARNED  INVESTMENT   CURRENT     PRIOR     ACQUISITION
    CASUALTY        COSTS    CLAIMS EXPENSES DEDUCTED (1) PREMIUMS PREMIUMS   INCOME      YEAR        YEAR        COSTS
  ------------   ----------- --------------- ------------ -------- -------- ---------- ----------- ----------  ------------
1996............   11,158        418,975        19,752     93,741   56,413    13,253       35,456      (3,021)    24,185
1995............   10,833        314,927        22,056     59,775   48,207    11,719       26,569      (2,264)    24,934
1994............    8,136        241,427         8,282     34,297   68,202     9,564       38,862        (386)    30,446
                   NET
                   PAID
   YEAR ENDED     CLAIMS
  DECEMBER 31,     AND      NET      OTHER
   PROPERTY-      CLAIMS  PREMIUMS OPERATING
    CASUALTY     EXPENSES WRITTEN  EXPENSES
  ------------   -------- -------- ---------
1996............  22,027   55,048   15,810
1995............  29,481   52,160   12,436
1994............  30,924   68,061   10,855

----
(1) Medical malpractice reserves have been discounted at 6% in 1996, 1995 and 1994. Workers' compensation reserves have been discounted at 4% in 1996, 1995 and 1994.