Form 10-Q
period 1997-03-31
MUTUAL RISK MANAGEMENT LTD
filed 1997-05-14
CIK 826918

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended March 31, 1997.

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

                YES [X]      NO  [_]

The number of outstanding shares of the registrant's Common Stock, $0.01 par value, as of March 31, 1997 was 19,096,107.

                          MUTUAL RISK MANAGEMENT LTD.

                                   I N D E X



PART I.  FINANCIAL INFORMATION:

   ITEM 1.  FINANCIAL STATEMENTS:


     Unaudited Consolidated Statements of Income for the three
     month periods ended March 31, 1997 and 1996                     3

     Consolidated Balance Sheets at March 31, 1997 (unaudited)
     and December 31, 1996                                           4

     Unaudited Consolidated Statements of Cash Flows for the
     three month periods ended March 31, 1997 and 1996               5

     Consolidated Statements of Shareholders' Equity at
     March 31, 1997 (unaudited) and December 31, 1996                6

     Notes to Unaudited Consolidated Financial Statements at
     March 31, 1997                                                  7

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL         8-11
          CONDITION AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION:


   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        12


SIGNATURES                                                          13

EXHIBITS

     Exhibit 11 - Computation of Net Earnings per Common
                  Share and Common Share Equivalents
     Exhibit 27 - Financial Data Schedule

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                           THREE MONTHS ENDED MARCH 31
                                               1997           1996
REVENUES
     Fee income                             $23,936,629    $19,666,747
     Premiums earned                         17,952,608     11,753,974
     Net investment income                    5,987,912      5,189,679
     Realized capital (losses) gains           (774,267)         4,968
     Other income                                84,270         77,437
                                            -----------    -----------

     TOTAL REVENUES                          47,187,152     36,692,805
                                            -----------    -----------

EXPENSES
     Losses and loss expenses incurred        7,663,380      7,139,924
     Acquisition costs                       10,604,741      4,671,124
     Operating expenses                      14,130,334     11,250,340
     Interest expense                         1,591,150      1,522,173
     Other expenses                             236,424        108,231
                                            -----------    -----------

     TOTAL EXPENSES                          34,226,029     24,691,792
                                            -----------    -----------

INCOME FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES              12,961,123     12,001,013

     Income taxes                             2,276,100      2,612,222
                                            -----------    -----------

INCOME FROM CONTINUING
 OPERATIONS                                  10,685,023      9,388,791

     Minority interest                                0       (207,186)
                                            -----------    -----------

NET INCOME                                   10,685,023      9,181,605

     Preferred share dividends                   41,510         40,588
                                            -----------    -----------

NET INCOME AVAILABLE TO
 COMMON SHAREHOLDERS                        $10,643,513    $ 9,141,017
                                            ===========    ===========

EARNINGS PER COMMON SHARE

     Primary EPS                                  $0.54          $0.48
                                            ===========    ===========

     Fully diluted EPS                            $0.53          $0.47
                                            ===========    ===========

     Dividends per share                          $0.09          $0.08
                                            ===========    ===========

     Weighted average number of Common
     Shares outstanding                      19,611,317     19,039,953
                                            ===========    ===========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                             MARCH 31,      DECEMBER 31,
                                               1997             1996
                                            (UNAUDITED)
ASSETS
 Cash and cash equivalents                $  115,480,237   $   52,242,353
 Investments :  Held in available for
  sale account at fair value
   (Amortized cost $339,440,144; 1996 -      333,990,336      400,191,211
    $399,871,107)                         --------------   --------------
 TOTAL MARKETABLE INVESTMENTS                449,470,573      452,433,564
 Investments in affiliates                       633,374          535,504
 Other investments                             2,432,325        2,432,325
 Investment income due and accrued             4,058,730        4,976,145
 Accounts receivable                         148,462,186      123,956,477
 Reinsurance receivables                     380,766,358      350,317,706
 Deferred expenses                            25,150,904       20,612,715
 Prepaid reinsurance premiums                 90,060,204       73,587,920
 Fixed assets                                 11,283,997        9,382,000
 Deferred tax benefit                          6,760,934        3,361,571
 Goodwill                                     22,678,316       14,956,786
 Other assets                                  3,418,071        5,406,177
 Assets held in separate accounts            587,102,064      576,711,687
                                          --------------   --------------
 TOTAL ASSETS                             $1,732,278,036   $1,638,670,577
                                          ==============   ==============
LIABILITIES, REDEEMABLE PREFERRED &
 COMMON SHARES & SHAREHOLDERS' EQUITY
LIABILITIES
 Reserve for losses and loss expenses     $  455,462,016   $  418,975,493
 Reserve for unearned premiums               118,219,100       93,741,088
 Claims deposit liabilities                   44,069,753       45,688,793
 Accounts payable                            145,779,259      133,265,076
 Accrued expenses                              4,093,016        5,708,286
 Taxes payable                                12,770,359        9,261,685
 Prepaid fees                                 14,867,728       13,231,468
 Debentures                                  123,801,097      122,210,991
 Other liabilities                             7,650,923        7,422,743
 Liabilities related to separate             587,102,064      576,711,687
  accounts                                --------------   --------------
 TOTAL LIABILITIES                         1,513,815,315    1,426,217,310
                                          --------------   --------------
REDEEMABLE PREFERRED & COMMON SHARES
 Preferred Shares - Series B non-voting
  Redeemable - authorized
    and issued 2,951,835 (par value and
     redemption value $1.00)                   2,951,835        2,951,835
 Common Shares subject to redemption -
  468,584 Common Shares
    (par value $0.01, redemption value
     $3.50 less subscription loans
    receivable - $767,522,  plus
     interest received)                        1,520,732        1,510,544
 TOTAL REDEEMABLE PREFERRED & COMMON      --------------   --------------
  SHARES                                       4,472,567        4,462,379
                                          --------------   --------------
SHAREHOLDERS' EQUITY
 Common Shares - Authorized 60,000,000
  (par value $0.01)
     Issued 18,627,523 (1996 -
      18,563,269)                                186,275          185,633
 Additional paid-in capital                   81,345,359       79,997,919
 Unrealized (loss) gain on investments        (4,224,036)          47,682
  - net of tax
 Retained earnings                           136,682,556      127,759,654
                                          --------------   --------------
 TOTAL SHAREHOLDERS' EQUITY                  213,990,154      207,990,888
                                          --------------   --------------
 TOTAL LIABILITIES, REDEEMABLE
  PREFERRED & COMMON SHARES
  & SHAREHOLDERS' EQUITY                  $1,732,278,036   $1,638,670,577
                                          ==============   ==============

See Accompanying Notes to Unaudited Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           THREE MONTHS ENDED MARCH 31,
                                               1997            1996
NET CASH FLOW FROM OPERATING ACTIVITIES
Net income                                  $ 10,685,023   $  9,181,605
Items not affecting cash:
   Depreciation                                  842,026        651,611
   Amortization of investments and net           431,991       (313,721)
    gain on sales
   Amortization of Convertible
    Debentures                                 1,590,106      1,509,801
   Deferred tax benefit                       (1,901,168)       456,107
   Other items                                   132,155         17,942
Net changes in non-cash balances
 relating to operations:
   Accounts receivable                       (24,505,709)    10,345,538
   Reinsurance receivables                   (30,448,652)   (12,882,953)
   Investment income due and accrued             917,415       (105,418)
   Deferred expenses                          (4,538,189)       167,132
   Prepaid reinsurance premiums              (16,472,284)    (4,352,548)
   Other assets                                1,988,106        375,529
   Reserve for losses and loss expenses       36,486,523      7,400,449
   Prepaid fees                                1,636,260        717,737
   Reserve for unearned premium               24,478,012      2,455,756
   Accounts payable                           12,514,183      1,796,892
   Taxes payable                               3,508,674        485,878
   Accrued expenses                           (1,615,270)    (1,687,789)
   Other liabilities                             222,145        398,750
                                            ------------   ------------
NET CASH FLOW FROM OPERATING ACTIVITIES       15,951,347     16,618,298
                                            ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of investments -
    Available for sale                        94,983,103      9,628,959
   Proceeds from maturity of
    investments - Available for sale          10,250,576     13,424,578
   Fixed assets purchased                     (2,749,673)    (1,401,909)
   Investments purchased - Available
    for sale                                 (45,234,707)   (37,773,048)
   Investment in affiliates and other
    investments                                  (14,488)      (258,593)
   Goodwill purchased                         (7,937,953)    (3,562,474)
   Swap expense                                        0     (3,147,055)
   Other items                                     6,537         27,078
                                            ------------   ------------
NET CASH FLOW FROM (APPLIED TO)               49,303,395    (23,062,464)
 INVESTING ACTIVITIES                       ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Loan repaid                                         0        (30,633)
   Loan repayment & interest received             10,188         15,266
   Proceeds from shares issued                 1,348,082      3,277,710
   Claims deposit liabilities                 (1,619,040)     5,237,190
   Dividends paid                             (1,756,088)    (1,598,702)
                                            ------------   ------------
NET CASH FLOW (APPLIED TO) FROM
 FINANCING ACTIVITIES                         (2,016,858)     6,900,831
                                            ------------   ------------

   Net increase in cash and cash
    equivalents                               63,237,884        456,665
   Cash and cash equivalents at
    beginning of period                       52,242,353     79,669,981
                                            ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                     $115,480,237   $ 80,126,646
                                            ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                            $      1,044   $     12,372
                                            ============   ============
   Income taxes paid, net                   $          0   $          0
                                            ============   ============


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

THREE MONTHS ENDED MARCH
 31, 1997 (UNAUDITED)
---------------------------

Common Shares                   $    185,633  $       642  $         -   $         -   $       -     $         -    $    186,275
Additional paid-in capital        79,997,919    1,347,440            -             -           -               -      81,345,359
Unrealized gain (loss)
   on investments                     47,682            -   (4,271,718)            -           -               -      (4,224,036)
Retained earnings                127,759,654            -            -    10,685,023     (41,510)     (1,720,611)    136,682,556
                                ------------  -----------  -----------   -----------   ---------     -----------    ------------

TOTAL SHAREHOLDERS' EQUITY
AT MARCH 31, 1997               $207,990,888  $ 1,348,082  $(4,271,718)  $10,685,023   $ (41,510)    $(1,720,611)   $213,990,154
                                ============  ===========  ===========   ===========   =========     ===========    ============

YEAR ENDED DECEMBER 31,
 1996 (3)
---------------------------
Common Shares                   $    178,051  $     7,582  $         -   $         -   $       -     $         -    $    185,633
Additional paid-in capital        65,396,652   14,601,267            -             -           -               -      79,997,919
Unrealized (loss) gain
   on investments                  1,154,823            -   (1,107,141)            -           -               -          47,682
Retained earnings                 98,773,622            -            -    37,198,137    (166,041)     (8,046,064)    127,759,654
                                ------------  -----------  -----------   -----------   ---------     -----------    ------------
TOTAL SHAREHOLDERS' EQUITY
AT DECEMBER 31, 1996            $165,503,148  $14,608,849  $(1,107,141)  $37,198,137   $(166,041)    $(8,046,064)   $207,990,888
                                ============  ===========  ===========   ===========   =========     ===========    ============


(1) Dividend per share amounts were $.01 for the three months ended March 31, 1997 and $.06 for the year ended December 31, 1996.

(2) Dividend per share amounts were $.09 for the three months ended March 31, 1997 and $.32 for the year ended December 31, 1996 (restated for stock split).

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

See Accompanying Notes to Unaudited Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997


1. INTERIM ACCOUNTING POLICY

   In the opinion of management of the Company, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of what operating results may be for the full year.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     The results of operations for the three months ended March 31, 1997, reflect a continuation of growth in Fee income and Net income due to the addition of new accounts, increased investment income and the inclusion of Small Business Underwriters ("SBU") for the first time in 1997. Net income available to common shareholders amounted to $10.6 million or $0.53 per Common Share for the three months ended March 31, 1997 on a fully diluted basis representing an increase of 13% over the corresponding period as shown in the tables below.

                                                    THREE MONTHS ENDED MARCH 31,
                                                   1997                        1996
                                       ----------------------------  ------------------------
                                                 ($ thousands except per share data)
                                                         PER                      PER
                                                    COMMON SHARE              COMMON SHARE
                                                 ------------------       -------------------
                                                            FULLY                      FULLY
                                                 PRIMARY   DILUTED           PRIMARY  DILUTED
Net income excluding
  realized capital (losses) gains      $11,158   $  0.57   $  0.55   $9,140  $  0.48  $  0.47
Realized capital (losses) gains (a)       (514)    (0.03)    (0.02)       1     0.00     0.00
                                       -------   -------   -------   ------  -------  -------
Net income available to
  Common Shareholders                  $10,644   $  0.54   $  0.53   $9,141  $  0.48  $  0.47
                                       =======   =======   =======   ======  =======  =======
Average number of
  shares outstanding (000's)                      19,611    23,101            19,040   22,529
                                                 -------   -------           -------  -------

(a)  Net of tax.
(b) 1996 per share amounts have been adjusted to reflect the four-for-three stock split which was effected May 31, 1996.

     Total revenues amounted to $47.2 million for the quarter ended March 31, 1997 representing an increase of 29% over the corresponding 1996 period. The following table shows the major components of Revenues for these periods.

(In thousands)
                                             TOTAL REVENUES
                                      THREE MONTHS ENDED MARCH 31,

                                      1997         1996       INCREASE
                                   -------      -------       --------
Fee income                         $23,937      $19,667             22%
Premiums earned                     17,952       11,754             53%
Net investment income                5,988        5,190             15%
Realized capital (losses) gains       (774)           5            N/M
Other income                            84           77              9%
                                   -------      -------
                                   $47,187      $36,693             29%
                                   =======      =======             ==


     Total Fee income increased 22% to $23.9 million for the first three months of 1997 as compared to $19.7 million in 1996. Pre-tax profit margins were 41% for the first quarter of 1997 as compared to 43% in the 1996 first quarter. Excluding the underwriting management portion of the Program Business segment and the Financial Services segment, which generally have lower margins, pre-tax profit margins were 45% for the quarter as compared to 46% in 1996. The components of Fee income are illustrated by business segment in the following table:


(In thousands)
                        FEE INCOME BY BUSINESS SEGMENT
                         THREE MONTHS ENDED MARCH 31,

                                 1997               1996          INCREASE
                                 ----               ----          --------
Corporate risk
  management fees           $11,450    48%     $12,600    64%         (9%)
Program business fees         9,168    38%       4,133    21%        122%
Specialty brokerage fees      1,588     7%       1,425     7%         11%
Financial services fees       1,731     7%       1,509     8%         15%
                            -------  ----      -------  ----         ---

Total                       $23,937   100%     $19,667   100%         22%
                            =======  ====      =======  ====         ===

     Corporate Risk Management, the Company's original business segment, involves providing services to businesses and associations seeking to insure a portion of their risk in a loss sensitive Alternative Market structure. This segment, which accounted for 48% of total Fee income for the first three months of 1997 down from 64% in the corresponding 1996 period, has been the most affected by the extremely soft insurance market cycle for commercial risks. Corporate risk management fees decreased by 9% in the quarter to $11.5 million compared to $12.6 million in 1996 as a result of a continuation of the extremely soft market. Profit margins decreased to 44% for the first three months of 1997 compared to 46% in 1996.

          Program Business, the fastest growing segment, involves the Company replacing traditional insurers and acting as a conduit between producers of specialty books of business and reinsurers wishing to write that business. Program Business accounted for 38% of total Fee income for the first three months of 1997 compared to 21% in the corresponding 1996 period. Program Business fees increased by 122% in the first quarter to $9.2 million compared to $4.1 million in the first quarter of 1996 as a result of the continued expansion in this business and the acquisition of SBU on February 1, 1997. Profit margins, excluding underwriting management, were 48% for the first three months of both 1997 and 1996. Including underwriting management, profit margins were 40% for the quarter compared to 41% in 1996.

     Legion Insurance Company and Legion Indemnity, the Company's policy-issuing subsidiaries, added 35 new accounts in the first quarter of 1997 as compared to 31 in the first quarter of 1996. Legion's renewal rate was 86% for the first three months of 1997 as compared to 77% in the corresponding 1996 period. In California these companies added 4 new accounts in 1997 and their renewal rate increased to 88% as compared to 62% in the 1996 first quarter. They had 309 active accounts at March 31, 1997, including 30 in California, as compared to 254 at March 31, 1996, of which 20 were in California.

     Gross premiums written increased 130% to $131.8 million for the first three months of 1997 as compared to $57.3 million in 1996 primarily as a result of the number of Program Business accounts written. Program Business generally involves greater premium volume per unit than Corporate Risk Management business. Premiums earned increased 53% to $18.0 million in the first three months of 1997, as compared to $11.8 million in 1996, this increase was also primarily due to the expansion in the Program Business segment.

     The Company's Specialty Brokerage business segment provides access to Alternative Risk Transfer insurers and reinsurers in Bermuda and Europe. Specialty Brokerage produced $1.6 million of total Fee income in the first quarter representing 7% of total Fee income. Specialty Brokerage fees grew by 11% in the first three months of 1997 from $1.4 million in the corresponding 1996 period. Renewal rates remained high in this segment at 82% for the first three months of 1997 as compared to 87% in 1996. Profit margins decreased to 40% in the first quarter from 46% for the 1996 first quarter primarily as a result of the Company's acquisition of all of the minority interest in one of these businesses in the second quarter of 1996. Although accretive to earnings per share, this acquisition lowered the business's profit margin by replacing a charge for minority interest, which is not part of the profit margin calculation, with a bonus expense which is.

     Financial Services, the Company's newest business segment, is built on the 1996 acquisition of MRM Financial Services Ltd., (formerly The Hemisphere Group Limited) which provides administrative services to offshore mutual funds and other companies. Financial Services fees accounted for 7% of total Fee income for the first three months of 1997 as opposed to 8% in the corresponding 1996 period. Fees from Financial Services increased in the quarter by 15% to $1.7 million over the 1996 corresponding period primarily as a result of an increase in the number of mutual funds under management from 70 at March 31, 1996 to 98 a year later. Renewal rates remained very high in this business segment at 99% for the first three months of 1997 as compared to 98% in 1996. Profit margins improved in 1997 to 25% in the quarter as opposed to 18% in the 1996 first quarter.

     Gross investment income increased by $0.6 million or 9% to $6.9 million in the first quarter of 1997 over the corresponding 1996 period as a result of an increase of 2% in gross invested assets to $454.9 million and a slight increase in the yield on these assets. Net investment income, after adjusting for investment income which is not included in the earnings of the Company, increased by 15% in the first quarter as a result of an increase of 10% in net invested assets to $391.2 million and an increase in the yield on these assets to 6.2% from 5.9% in the first quarter of 1996.

(In thousands)
                                   TOTAL EXPENSES
                           THREE MONTHS ENDED MARCH 31,

                            1997       1996     INCREASE
                          -------    --------   --------
Operating expenses        $14,130     $11,250       26%
Total insurance costs      18,268      11,811       55%
Interest expense            1,591       1,522        5%
Other expenses                237         109      118%
                          -------     -------      ---
 Total                    $34,226     $24,692       39%
                          =======     =======      ===


     Total expenses increased 39% to $34.2 million for the three months as compared to $24.7 million in 1996. Operating expenses increased by 26% to $14.1 million for the three months from $11.3 million in the corresponding 1996 period partly as a result of the inclusion of SBU, for the first time in 1997, which added $.6 million or 6% of the increase in Operating expenses in the three months together with the growth in personnel and other expenses stemming from the increased business in each segment. The increase in Total insurance costs was the result of a 53% increase in Premiums earned in the first three months of 1997 over the corresponding 1996 period.

     The effective tax rate in the quarter was 17.6% compared to 21.8% in the corresponding 1996 period. This decline was due primarily to the tax benefit derived from the exercise of employee stock options and an increase in earnings outside of the United States offset by a decrease in the Company's holding of tax exempt municipal bonds.

FINANCIAL CONDITION AND LIQUIDITY

     Total assets increased to $1.7 billion at March 31, 1997 from $1.6 billion at December 31, 1996. Assets held in separate accounts which are principally managed assets attributable to participants in the Company's IPC Programs accounted for approximately 34% of Total assets at March 31, 1997 and 35% at December 31, 1996. Total Shareholders' equity increased to $214.0 million at March 31, 1997 from $208.0 million at December 31, 1996 primarily as a result of Net income in the quarter and the issuance of common stock offset by the movement on the unrealized loss on investments net of tax to $4.2 million at March 31, 1997 from an unrealized gain at December 31, 1996 of $.1 million. Return on equity was 20% for the first three months of 1997 compared to 22% in the corresponding 1996 period.

MUTUAL RISK MANAGEMENT LTD.

PART II- OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibit 11 - Computation of Net Earnings Per Common Share and Common Share Equivalents.

        Exhibit 27 - Financial Data Schedule

     B. Reports on Form 8-K. No reports on Form 8-K were filed during the three month period ended March 31, 1997.

                                  SIGNATURES


Pursuant to the rcquirements of the Securities Exchange Act of 1934, the Registrant has du1y caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             MUTUAL RISK MANAGEMENT LTD.

                             /s/ James C. Kelly
                             --------------------------------------------
                             James C. Kelly
                             SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND AUTHORIZED SIGNATORY

Date. May 12, 1997