Form 10-Q
period 1997-06-30
MUTUAL RISK MANAGEMENT LTD
filed 1997-08-14
CIK 826918

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


     [X] Quarterly report under section 13 or 15(d) of the Securities Exchange
         Act of 1934. For the period ended June 30, 1997.

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

                YES       [X}              NO        [ ]

  The number of outstanding shares of the registrant's Common Stock, $0.01 par value, as of June 30, 1997 was 19,166,562.

                          MUTUAL RISK MANAGEMENT LTD.

                                   I N D E X



  PART I.  FINANCIAL INFORMATION:

   ITEM 1.  FINANCIAL STATEMENTS:

     Unaudited Consolidated Statements of Income for the quarter and
     six month periods ended June 30, 1997 and 1996                      3

     Consolidated Balance Sheets at June 30, 1997 (unaudited)
     and December 31, 1996                                               4

     Unaudited Consolidated Statements of Cash Flows for the
     six month periods ended June 30, 1997 and 1996                      5

     Consolidated Statements of Shareholders' Equity at
     June 30, 1997 (unaudited) and December 31, 1996                     6

     Notes to Unaudited Consolidated Financial Statements at
     June 30, 1997                                                       7

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL             8-12
           CONDITION AND RESULTS OF OPERATIONS



PART II.  OTHER INFORMATION:


   ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS          13

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            13


SIGNATURES                                                              14

EXHIBITS

     Exhibit 11 - Computation of Net Earnings per Common
       Share and Common Share Equivalents
     Exhibit 27 - Financial Data Schedule

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                            QUARTER ENDED JUNE 30      SIX MONTHS ENDED JUNE 30
                                              1997          1996          1997          1996
REVENUES
     Fee income                           $24,996,802   $19,800,110   $48,933,431   $39,466,858
     Premiums earned                       17,230,635    15,964,575    35,183,242    27,718,549
     Net investment income                  6,985,856     5,402,974    12,973,768    10,592,653
     Realized capital losses                 (696,994)     (616,901)   (1,471,262)     (611,933)
     Other (losses) income                    (35,991)       57,952        48,281       135,388
                                          -----------   -----------   -----------   -----------

     TOTAL REVENUES                        48,480,308    40,608,710    95,667,460    77,301,515
                                          -----------   -----------   -----------   -----------

EXPENSES
     Losses and loss expenses incurred     11,552,875     8,969,099    19,216,255    16,109,023
     Acquisition costs                      6,083,686     7,027,929    16,688,427    11,699,053
     Operating expenses                    15,115,134    11,871,721    29,245,468    23,122,061
     Interest expense                       1,618,880     1,549,474     3,210,030     3,071,647
     Other expenses                           261,184       176,957       497,607       285,188
                                          -----------   -----------   -----------   -----------

     TOTAL EXPENSES                        34,631,759    29,595,180    68,857,787    54,286,972
                                          -----------   -----------   -----------   -----------

INCOME FROM CONTINUING
 OPERATIONS BEFORE INCOME
 TAXES                                     13,848,549    11,013,530    26,809,673    23,014,543

     Income taxes                           2,639,725     1,947,674     4,915,825     4,559,896
                                          -----------   -----------   -----------   -----------

INCOME FROM CONTINUING
 OPERATIONS                                11,208,824     9,065,856    21,893,848    18,454,647

     Minority interest                              0       (33,869)            0      (241,055)
                                          -----------   -----------   -----------   -----------

NET INCOME                                 11,208,824     9,031,987    21,893,848    18,213,592

     Preferred share dividends                 41,510        40,587        83,020        81,175
                                          -----------   -----------   -----------   -----------

NET INCOME AVAILABLE TO
 COMMON SHAREHOLDERS                      $11,167,314   $ 8,991,400   $21,810,828   $18,132,417
                                          ===========   ===========   ===========   ===========

EARNINGS PER COMMON SHARE

     Primary EPS                                $0.57         $0.47         $1.11         $0.95
                                          ===========   ===========   ===========   ===========

     Fully diluted EPS                          $0.55         $0.47         $1.08         $0.94
                                          ===========   ===========   ===========   ===========

     Dividends per share                        $0.09         $0.08         $0.18         $0.15
                                          ===========   ===========   ===========   ===========

     Weighted average number of Common
     Shares outstanding                    19,753,250    19,146,510    19,682,469    19,093,232
                                          -----------   -----------   -----------   -----------

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                             JUNE 30,       DECEMBER 31,
                                               1997             1996
                                            (UNAUDITED)
ASSETS
 Cash and cash equivalents                $   59,903,617   $   52,242,353
 Investments :  Held in available for
  sale account at fair value
   (Amortized cost $400,592,407; 1996 -
    $399,871,107)                            401,508,018      400,191,211
                                          --------------   --------------
 TOTAL MARKETABLE INVESTMENTS                461,411,635      452,433,564
 Other investments                             5,153,454        2,967,829
 Investment income due and accrued             3,460,727        4,976,145
 Accounts receivable                         134,061,918      123,956,477
 Reinsurance receivables                     401,462,742      350,317,706
 Deferred expenses                            21,019,474       20,612,715
 Prepaid reinsurance premiums                124,153,663       73,587,920
 Fixed assets                                 12,102,466        9,382,000
 Deferred tax benefit                          4,491,258        3,361,571
 Goodwill                                     22,783,576       14,956,786
 Other assets                                  4,489,324        5,406,177
 Assets held in separate accounts            616,858,097      576,711,687
                                          --------------   --------------
 TOTAL ASSETS                             $1,811,448,334   $1,638,670,577
                                          ==============   ==============
LIABILITIES, REDEEMABLE PREFERRED &
 COMMON SHARES & SHAREHOLDERS' EQUITY
LIABILITIES
 Reserve for losses and loss expenses     $  480,533,334   $  418,975,493
 Reserve for unearned premiums               151,258,816       93,741,088
 Claims deposit liabilities                   40,552,451       45,688,793
 Accounts payable                            124,406,061      133,265,076
 Accrued expenses                              5,122,059        5,708,286
 Taxes payable                                11,868,711        9,261,685
 Prepaid fees                                 14,613,443       13,231,468
 Debentures                                  125,419,030      122,210,991
 Other liabilities                             6,640,953        7,422,743
 Liabilities related to separate             616,858,097      576,711,687
  accounts                                --------------   --------------
 TOTAL LIABILITIES                         1,577,272,955    1,426,217,310
                                          --------------   --------------
REDEEMABLE PREFERRED & COMMON SHARES
 Preferred Shares - Series B non-voting
  Redeemable - authorized
    and issued 2,951,835 (par value and
     redemption value $1.00)                   2,951,835        2,951,835
 Common Shares subject to redemption -
  468,584 Common Shares
    (par value $0.01, redemption value
     $3.50 less subscription loans
    receivable - $767,522,  plus
     interest received)                        1,530,921        1,510,544
                                          --------------   --------------
 TOTAL REDEEMABLE PREFERRED & COMMON           4,482,756        4,462,379
  SHARES                                  --------------   --------------

SHAREHOLDERS' EQUITY
 Common Shares - Authorized 60,000,000
  (par value $0.01)
     Issued 18,697,978 (1996 -
      18,563,269)                                186,980          185,633
 Additional paid-in capital                   82,668,209       79,997,919
 Unrealized (loss) gain on investments
  - net of tax                                   712,805           47,682
 Retained earnings                           146,124,629      127,759,654
                                          --------------   --------------
 TOTAL SHAREHOLDERS' EQUITY                  229,692,623      207,990,888
                                          --------------   --------------
 TOTAL LIABILITIES, REDEEMABLE
  PREFERRED & COMMON SHARES
  & SHAREHOLDERS' EQUITY                  $1,811,448,334   $1,638,670,577
                                          ==============   ==============

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            SIX MONTHS ENDED JUNE 30,
                                               1997            1996
NET CASH FLOW FROM OPERATING ACTIVITIES
Net income                                $  21,893,848   $  18,213,592
Items not affecting cash:
   Depreciation                               1,765,564       1,314,567
   Amortization of investments and net
    gain on sales                              (897,130)       (166,645)
   Amortization of Convertible
    Debentures                                3,208,039       3,046,023
   Deferred tax benefit                      (1,060,070)      2,070,997
   Other items                                  400,139         134,655
Net changes in non-cash balances
 relating to operations:
   Accounts receivable                      (10,105,441)     (6,901,673)
   Reinsurance receivables                  (51,145,036)    (11,827,951)
   Investment income due and accrued          1,515,418      (1,160,656)
   Deferred expenses                           (406,759)        199,377
   Prepaid reinsurance premiums             (50,565,743)    (28,192,938)
   Other assets                                 916,853      (2,695,277)
   Reserve for losses and loss expenses      61,557,841       9,878,533
   Prepaid fees                               1,381,975         198,191
   Reserve for unearned premium              57,517,728      26,621,937
   Accounts payable                          (8,859,015)      9,743,765
   Taxes payable                              2,607,026       5,959,712
   Accrued expenses                            (586,227)     (1,324,005)
   Other liabilities                           (794,159)      1,252,165
                                          -------------   -------------
NET CASH FLOW FROM OPERATING ACTIVITIES      28,344,851      26,364,369
                                          -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of investments -
    Available for sale                      127,892,478      50,024,043
   Proceeds from maturity of
    investments - Available for sale         14,897,981      20,099,427
   Fixed assets purchased                    (4,493,210)     (3,122,094)
   Investments purchased - Available
    for sale                               (142,614,629)   (104,679,468)
   Other investments                         (2,136,488)       (676,049)
   Goodwill purchased                        (8,284,396)     (4,826,310)
   Swap expense                                       0      (2,743,546)
   Other items                                   15,509          48,379
                                          -------------   -------------
NET CASH FLOW APPLIED TO INVESTING          (14,722,755)    (45,875,618)
 ACTIVITIES                               -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Loan repaid                                        0         (61,918)
   Loan repayment & interest received            20,377         199,559
   Proceeds from shares issued                2,671,637       5,120,507
   Claims deposit liabilities                (5,136,342)        386,428
   Dividends paid                            (3,156,504)     (4,725,816)
                                          -------------   -------------
NET CASH FLOW (APPLIED TO) FROM
 FINANCING ACTIVITIES
                                             (5,960,832)        918,760
                                          -------------   -------------
   Net increase (decrease) in cash and
    cash equivalents                          7,661,264     (18,592,489)
   Cash and cash equivalents at
    beginning of period                      52,242,353      79,669,981
                                          -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                   $  59,903,617   $  61,077,492

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                          $       1,991   $      25,624
                                          =============   =============
   Income taxes paid, net                 $   3,115,756   $   3,246,992
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

SIX MONTHS ENDED JUNE 30,
 1997 (UNAUDITED)
----------------

Common Shares                   $    185,633    $     1,347   $         -      $         -   $       -     $         -  $    186,980

Additional paid-in capital        79,997,919      2,670,290             -                -           -               -    82,668,209

Unrealized gain
   on investments                     47,682              -       665,123                -           -               -       712,805

Retained earnings                127,759,654              -             -       21,893,848     (83,020)     (3,445,853)  146,124,629

                                ------------    -----------   -----------      -----------    --------     -----------  ------------


TOTAL SHAREHOLDERS' EQUITY
AT JUNE 30, 1997                $207,990,888    $ 2,671,637   $   665,123      $21,893,848   $ (83,020)    $(3,445,853) $229,692,623

                                ============    ===========   ===========      ===========   =========     ===========  ============


YEAR ENDED DECEMBER 31,
 1996
---------------------------

Common Shares                   $    178,051    $     7,582 $           -      $         -   $       -     $         -  $    185,633

Additional paid-in capital        65,396,652     14,601,267             -                -           -               -    79,997,919

Unrealized gain
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

                                ============    ===========   ===========      ===========   =========     ===========  ============




(1) Dividend per share amounts were $.02 for the six months ended June 30, 1997 and $.06 for the year ended December 31, 1996.

(2) Dividend per share amounts were $.18 for the six months ended June 30, 1997 and $.32 for the year ended December 31, 1996.



     See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997


1. INTERIM ACCOUNTING POLICY

   In the opinion of management of the Company, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of operations and cash flows for the six months ended June 30, 1997 and 1996. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the six months ended June 30, 1997 are not necessarily indicative of what operating results may be for the full year.

2. NEW ACCOUNTING PRONOUNCEMENT

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted for interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be replaced by basic earnings per share, which will exclude the dilutive effect of stock options. If implemented in the accompanying interim financial statements, basic earnings per share would exceed primary earnings per share for the quarters and six months ended June 30, 1997 and June 30, 1996 by $.03, $.06, $.02 and $.05 respectively. Statement No. 128 has no impact on the calculation of fully diluted earnings per share for these periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1997 AND
1996

  The results of operations for the quarter and six months ended June 30, 1997, reflect a continuation of growth in Fee income and Net income due to the addition of new accounts, increased investment income and the inclusion of Small Business Underwriters (ASBU@) for the first time in 1997. Net income available to common shareholders amounted to $21.8 million or $1.08 per Common Share for the six months ended June 30, 1997 on a fully diluted basis representing an increase of 15% over the corresponding period as shown in the tables below.


                                                          SECOND QUARTER TO JUNE 30,
                                                   1997                              1996
                                        ---------------------------    ------------------------------
                                                  ($ thousands except per share data)
                                                               PER                           PER
                                                          COMMON SHARE                  COMMON SHARE
                                                          ------------                  -------------
                                                             FULLY                             FULLY
                                                  PRIMARY    DILUTED            PRIMARY       DILUTED
Net income excluding
 realized capital losses               $11,779   $  0.60   $  0.58   $ 9,488   $  0.50        $  0.49
Realized capital losses (a)               (612)    (0.03)    (0.03)     (497)    (0.03)         (0.02)
                                       -------   -------   -------   -------   -------   ------------

Net income available to
 Common Shareholders                   $11,167   $  0.57   $  0.55   $ 8,991   $  0.47        $  0.47
                                       =======   =======   =======   =======   =======   ============

Average number of
 shares outstanding (000's)                       19,753    23,243              19,147         22,636
                                                 -------   -------             -------   ------------
                                                           SIX MONTHS ENDING JUNE 30,
                                                    1997                              1996
                                       ----------------------------       ---------------------------
                                                ($ thousands except per share data)
                                                              PER                              PER
                                                         COMMON SHARE                     COMMON SHARE
                                                         ------------                     ------------
                                                            FULLY                              FULLY
                                                  PRIMARY   DILUTED             PRIMARY        DILUTED
Net income excluding
 realized capital losses               $22,937   $  1.17   $  1.13   $18,628   $  0.98        $  0.96
Realized capital losses (a)             (1,126)    (0.06)    (0.05)     (496)    (0.03)         (0.02)
                                       -------   -------   -------   -------   -------   ------------

Net income available to
 Common Shareholders                   $21,811   $  1.11   $  1.08   $18,132   $  0.95        $  0.94
                                       =======   =======   =======   =======   =======   ============

Average number of
 shares outstanding (000's)                       19,682    23,172              19,093         22,583
                                                 -------   -------             -------   ------------

(a)  Net of tax.

  Total revenues amounted to $48.5 million and $95.7 million for the quarter and six months ended June 30, 1997 representing an increase of 19% and 24% over the corresponding 1996 periods. The following table shows the major components of Revenues for these periods.



(In thousands)
                                                    TOTAL REVENUES
                                                 PERIODS TO JUNE 30,
                             SECOND QUARTER                    SIX MONTHS
                             1997      1996     INCREASE     1997      1996      INCREASE
                           --------  --------  ----------  --------  --------  ------------

Fee income                 $24,997   $19,800         26%   $48,933   $39,467           24%
Premiums earned             17,230    15,965          8%    35,183    27,719           27%
Net investment income        6,986     5,403         29%    12,974    10,593           22%
Realized capital losses       (697)     (617)       (13%)   (1,471)     (612)        (140%)
Other income                   (36)       58       (162%)       48       135          (64%)
                           -------   -------       ----    -------   -------         ----

                           $48,480   $40,609         19%   $95,667   $77,302           24%
                           =======   =======       ====    =======   =======         ====

  Total Fee income increased 24% to $48.9 million for the first six months of 1997 as compared to $39.5 million in 1996. Pre-tax profit margins were 40% for the second quarter of both 1997 and 1996 and 40% for the first six months of 1997 as compared to 41% for the first six months of 1996. Excluding the underwriting management portion of the Program Business segment and the Financial Services segment, which generally have lower margins, pre-tax profit margins were 43% for the quarter as compared to 44% in 1996 and 44% for the half year as compared to 45% in 1996. The components of Fee income are illustrated by business segment in the following table:


(In thousands)
                                           FEE INCOME BY BUSINESS SEGMENT
                                                PERIODS TO JUNE 30,
                             SECOND QUARTER                  SIX MONTHS
                             1997     1996     INCREASE    1997     1996      INCREASE
                            -------  -------  ----------  -------  -------  ------------

Corporate risk
  management fees           $10,777  $12,629       (15%)  $22,227  $25,229         (12%)
Program business fees        10,585    4,252       149%    19,753    8,386         136%
Specialty brokerage fees      1,543    1,504         3%     3,131    2,929           7%
Financial services fees       2,092    1,415        48%     3,822    2,923          31%
                            -------  -------       ---    -------  -------         ---

Total                       $24,997  $19,800        26%   $48,933  $39,467          24%
                            =======  =======       ===    =======  =======         ===

          Program Business, the fastest growing segment, involves the Company replacing traditional insurers and acting as a conduit between producers of specialty books of business and reinsurers wishing to write that business. Program Business accounted for 40% of total Fee income for the first six months of 1997 compared to 22% in the corresponding 1996 period. Program Business fees increased by 149% in the second quarter to $10.6 million compared to $4.3 million in the second quarter of 1996 and by 136% to $19.8 million in the first six months as compared to $8.4 million in 1996 as a result of the continued expansion in this business and the acquisition of Small Business Underwriters (ASBU@) on February 1, 1997. Profit margins, excluding underwriting management, were 47% for the second quarter and the first six months of both 1997 and 1996. Including underwriting management, profit margins were 40% for both the quarter and six months of 1997, up from 37% and 39% respectively in 1996. In July 1997 the Company acquired American Policyholders Insurance Company (AAPI@), a Massachusetts insurance company licensed in most states. The Company intends to change API=s name to Villanova Insurance Company (AVillanova@). Villanova will provide the Company with an additional admitted insurance company to accommodate the growth in Program Business.

     Corporate Risk Management, the Company=s original business segment, involves providing services to businesses and associations seeking to insure a portion of their risk in a loss sensitive Alternative Market structure. This segment, which accounted for 46% of total Fee income for the first six months of 1997 down from 64% in the corresponding 1996 period, has been the most affected by the extremely soft commercial insurance market cycle. Corporate risk management fees decreased by 15% in the second quarter to $10.8 million compared to $12.6 million in the second quarter of 1996 and by 12% in the first six months to $22.2 million compared to $25.2 million in 1996 as a result of a continuation of the soft market and declines in workers= compensation rates. Profit margins decreased to 42% in the quarter as compared to 44% in 1996 and 43% for the first six months of 1997 compared to 45% in 1996.

     Legion Insurance Company and Legion Indemnity, the Company=s policy-issuing subsidiaries, added 29 new accounts in the second quarter of 1997 bringing the total new accounts added during the first half of 1997 to 64 as compared to 24 in the 1996 second quarter and 55 for the first six months of 1996. Legion=s renewal rate was 80% for the first six months of 1997 as compared to 71% in the corresponding 1996 period. In California these companies added 11 new accounts in the first six months of 1997 compared to 3 in 1996 and their renewal rate increased to 87% as compared to 67% in the first six months of 1996. There were 317 active accounts at June 30, 1997, including 36 in California, as compared to 257 at June 30, 1996, of which 22 were in California.

     Gross premiums written increased 78% to $280.5 million for the first six months of 1997 as compared to $157.5 million in 1996 primarily as a result of the number of Program Business accounts written. Program Business generally involves greater premium volume per unit than Corporate Risk Management business. Premiums earned increased 27% to $35.2 million in the first six months of 1997, as compared to $27.7 million in 1996, this increase was also primarily due to the expansion in the Program Business segment.

     The Company's Specialty Brokerage business segment provides access to Alternative Risk Transfer insurers and reinsurers in Bermuda and Europe. Specialty Brokerage produced $1.5 million of total Fee income in the second quarter and $3.1 million in the first six months representing 6% of total Fee income. Specialty Brokerage fees grew by only 7% in the first six months of 1997 from $2.9 million in the corresponding 1996 period reflecting declines in premium on renewal policies and the fact that the 1996 comparatives include one significant account that was a one-time opportunity and could not be renewed. Renewal rates remained high in this segment at 82% for the first six months of 1997 as compared to 85% in 1996. Profit margins decreased to 34% in the second quarter from 37% for the 1996 second quarter and to 37% in the first six months down from 41% in 1996 primarily as a result of the inclusion of the one large account in the 1996 comparatives.

     Financial Services, the Company=s newest business segment, is being built on the 1996 acquisition of The Hemisphere Group Limited (AHemisphere@) which provides administrative services to offshore mutual funds and other companies. Financial Services fees accounted for 8% of total Fee income for the first six months of 1997 as opposed to 7% in the corresponding 1996 period. Fees from Financial Services increased in the quarter by 48% to $2.1 million over the 1996 corresponding period and by 31% to $3.8 million for the half year primarily as a result of an increase in the number of mutual funds under administration from 76 at June 30, 1996 to 104. Renewal rates remained very high in this business segment at 96% for the first six months of 1997 as compared to 97% in 1996. Profit margins improved in 1997 to 30% in the quarter and 27% for the first six months up from 15% and 17% respectively in 1996. The U.S. budget passed in August 1997 contains provisions which rescind certain of the so called Aten commandments@ that stated rules as to when an investment fund will be considered offshore for U.S. tax purposes. One of the rescinded rules required that the administration of the fund be offshore. The change in these rules could adversely affect Hemisphere=s fund administration business.

     In July 1997, the Company acquired a twenty percent interest in Tremont Advisers, Inc. (ATremont@) through the purchase of common shares for a consideration of $3.1 million. Tremont is a manager of mutual funds and a consultant to the hedge fund industry. In a related venture, Tremont and the Company will jointly develop offshore variable annuity and life insurance products primarily utilising offshore hedge funds as the underlying investment. Independently of the joint venture, the Company has also formed MRM Life Ltd. in Bermuda to offer these products utilising investments other than hedge funds. These new annuity and life products will be introduced during the second half of 1997 but no significant fee income is expected to be earned until 1998.

     Gross investment income increased by $1.5 million or 11% to $14.6 million in the first six months of 1997 over the corresponding 1996 period as a result of an increase of 3% in gross invested assets to $460.5 million and an increase in the yield on these assets. Net investment income, after adjusting for investment income which is not included in the earnings of the Company, increased by 22% in the first six months as a result of an increase of 12% in net invested assets to $402.3 million and an increase in the yield on these assets to 6.6% from 6.0% in the first six months of 1996.

(In thousands)
                                               TOTAL EXPENSES
                                            PERIODS TO JUNE 30,
                          SECOND QUARTER                 SIX MONTHS
                          1997     1996    INCREASE    1997     1996     INCREASE
                         -------  -------  ---------  -------  -------  -----------

Operating expenses       $15,115  $11,872        27%  $29,245  $23,122          26%
Total insurance costs     17,637   15,997        10%   35,905   27,808          29%
Interest expense           1,619    1,549         4%    3,210    3,072           5%
Other expenses               261      177        48%      498      285          74%
                         -------  -------        --   -------  -------          --

     Total               $34,632  $29,595        17%  $68,858  $54,287          27%
                         =======  =======        ==   =======  =======          ==

  Total expenses increased 27% to $68.9 million for the first six months as compared to $54.3 million in 1996. Operating expenses increased by 26% to $29.2 million for the first six months from $23.1 million in the corresponding 1996 period partly as a result of the inclusion of SBU, for the first time in 1997, which added $1.2 million or 5% of the total increase in Operating expenses in the first six months together with the growth in personnel and other expenses stemming from the increased business in each segment. The increase in Total insurance costs was the result of a 27% increase in Premiums earned in the first six months of 1997 over the corresponding 1996 period.

     The effective tax rate was 19.1% in the quarter and 18.3% for the six months compared to 17.7% and 19.8% in the corresponding 1996 periods. The increase in the quarterly rate is due mainly to the Company=s decreased holding of tax exempt municipal bonds, offset by an increase in earnings outside of the United States. The decline in the six month rate was due primarily to the tax benefit derived from the exercise of employee stock options and an increase in earnings outside of the United States offset by a decrease in the Company=s holding of tax exempt municipal bonds.

FINANCIAL CONDITION AND LIQUIDITY

  Total assets increased to $1.8 billion at June 30, 1997 from $1.6 billion at December 31, 1996. Assets held in separate accounts which are principally managed assets attributable to participants in the Company's IPC Programs accounted for approximately 34% of Total assets at June 30, 1997 and 35% at December 31, 1996. Total Shareholders' equity increased to $229.7 million at June 30, 1997 from $208.0 million at December 31, 1996 primarily as a result of Net income in the six months and the issuance of Common Shares offset by the payment of dividends. Return on equity was 20% for the first six months of 1997 compared to 21% in the corresponding 1996 period.

  The Company continues to produce a positive cash flow from operating activities which is used to fund short term requirements.

  The Financial Accounting Standards Board has recently issued the following Statements of Financial Accounting Standards ("SFAS"):

  (a) SFAS No. 129 - Disclosure of Information about Capital Structure
  (b) SFAS No. 130 - Reporting Comprehensive Income
  (c) SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information.

  SFAS No. 129 is effective for periods ending after December 15, 1997 and SFAS No. 130 and No. 131 are effective for periods beginning after December 15, 1997. The Company is currently evaluating the effects of these statements on its results and disclosures.

  PART II - OTHER INFORMATION

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company held it's 1997 Annual General Meeting of Shareholders on May 21, 1997. The following are the results of the voting on the various matters considered at the meeting:


             (i)      Election of Directors.

             NOMINEE FOR              WITHHELD

             ROGER E. DAILEY        15,266,072                   32,042

             DAVID J. DOYLE         15,265,471                   32,643

             ARTHUR E. ENGEL        14,009,054                1,289,060

             JOSEPH D. SARGENT      15,254,410                   43,704

             NORMAN L. ROSENTHAL    15,262,407                   35,707


            (ii) Appointment of Ernst & Young as the Company's Auditors.

                FOR:        15,272,677

                AGAINST:         6,348

                ABSTAIN:        19,089

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A. EXHIBIT 11 - Computation of Net Earnings Per Common Share and Common
                     Share Equivalents.

        EXHIBIT 27 - Financial Data Schedule

     B. REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the three month period ended June 30, 1997.

   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               MUTUAL RISK MANAGEMENT LTD.




                               /s/ James C. Kelly
                               ----------------------------------------------
                               JAMES C. KELLY
                               SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND AUTHORIZED SIGNATORY

DATE:  AUGUST 13, 1997