Form 10-Q
period 1997-09-30
MUTUAL RISK MANAGEMENT LTD
filed 1997-11-13
CIK 826918

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]  Quarterly report under section 13 or 15(d) of the Securities
     Exchange Act of 1934. For the period ended September 30, 1997.

                                      or


[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________ .

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

                YES  [X]                       NO  [ ]



The number of outstanding shares of the registrant's Common Stock, $0.01 par value, as of September 30, 1997 was 38,469,410. On September 26, 1997 the Company effected a two-for-one stock split.

                          MUTUAL RISK MANAGEMENT LTD.

                                   I N D E X



PART I.  FINANCIAL INFORMATION:

   ITEM 1.  FINANCIAL STATEMENTS:

     Unaudited Consolidated Statements of Income for the quarter and
     nine month periods ended September 30, 1997 and 1996               3

     Consolidated Balance Sheets at September 30, 1997 (unaudited)
     and December 31, 1996                                              4

     Unaudited Consolidated Statements of Cash Flows for the
     nine month periods ended September 30, 1997 and 1996               5

     Consolidated Statements of Shareholders' Equity at
     September 30, 1997 (unaudited) and December 31, 1996               6

     Notes to Unaudited Consolidated Financial Statements at
     September 30, 1997                                                 7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           8-12
            CONDITION AND RESULTS OF OPERATIONS



PART II.  OTHER INFORMATION:

   ITEM 2.  CHANGES IN SECURITIES                                       13

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            13


SIGNATURES                                                              14

EXHIBITS

     Exhibit 11 - Computation of Net Earnings per Common
       Share and Common Share Equivalents
     Exhibit 27 - Financial Data Schedule

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                        QUARTER ENDED                     NINE MONTHS ENDED
                                                        SEPTEMBER 30                        SEPTEMBER 30
                                                      1997          1996                  1997           1996

REVENUES
     Fee income                                     $27,931,042   $20,395,469           $76,864,473    $59,862,326
     Premiums earned                                 27,346,953     7,288,523            62,530,195     35,007,072
     Net investment income                            6,551,411     5,662,929            19,525,178     16,255,582
     Realized capital gains (losses)                    388,665      (559,873)           (1,082,598)    (1,171,806)
     Other (losses) income                              (10,007)       (7,526)               38,275        127,863
                                                    -------------  ------------        --------------  -------------

     Total Revenues                                  62,208,064    32,779,522           157,875,523    110,081,037
                                                    -------------  ------------        --------------  -------------


EXPENSES
     Losses and loss expenses incurred               17,908,590     2,570,997            37,124,845     18,680,020
     Acquisition costs                                9,723,610     4,685,780            26,412,037     16,384,832
     Operating expenses                              16,465,276    12,449,908            45,710,744     35,571,969
     Interest expense                                 1,631,846     1,560,224             4,841,876      4,631,871
     Other expenses                                     301,897       177,234               799,503        462,422
                                                    -------------  ------------        --------------  -------------

     Total Expenses                                  46,031,219    21,444,143           114,889,005     75,731,114
                                                    -------------  ------------        --------------  -------------

INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES                       16,176,845    11,335,379            42,986,518     34,349,923

     Income taxes                                     3,071,259     1,852,945             7,987,085      6,412,841
                                                    -------------  ------------        --------------  -------------

INCOME FROM CONTINUING
OPERATIONS                                           13,105,586     9,482,434            34,999,433     27,937,082

     Minority interest                                        0        (7,034)                    0       (248,088)
                                                    -------------  ------------        --------------  -------------

NET INCOME                                           13,105,586     9,475,400            34,999,433     27,688,994

     Preferred share dividends                           21,908        42,432               104,929        123,608
                                                    -------------  ------------        --------------  -------------

NET INCOME AVAILABLE TO
 COMMON SHAREHOLDERS                                $13,083,678    $9,432,968           $34,894,504    $27,565,386
                                                    =============  ============        ==============  =============

EARNINGS PER COMMON SHARE (1)

     Primary EPS                                    $      0.33   $      0.24           $      0.88    $      0.72
                                                    ===========   ===========           ===========    ===========

     Fully diluted EPS                              $      0.31   $      0.24           $      0.85    $      0.71
                                                    ===========   ===========           ===========    ===========

     Dividends per share                            $      0.05   $      0.04           $      0.14    $      0.12
                                                    ===========   ===========           ===========    ===========


     Weighted average number of Common
     Shares outstanding                              40,071,970    38,240,086            39,601,310     38,205,306
                                                    =============  ============        ==============  =============


(1) All per share amounts have been adjusted to reflect the two-for-one stock split which was effected on September 26, 1997.

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                                          1997             1996
                                                                                        (Unaudited)
ASSETS
 Cash and cash equivalents                                                            $   93,246,463   $   52,242,353
 Investments :
   Held in available for sale account at fair value (Amortized cost $374,805,624 ;       377,030,589      400,191,211
    1996 - $399,871,107)
                                                                                      ---------------  ---------------
 TOTAL MARKETABLE INVESTMENTS                                                            470,277,052      452,433,564

 Other investments                                                                         9,394,978        2,967,829
 Investment income due and accrued                                                         3,430,916        4,976,145
 Accounts receivable                                                                     135,103,467      123,956,477
 Reinsurance receivables                                                                 453,555,958      350,317,706
 Deferred expenses                                                                        22,907,621       20,612,715
 Prepaid reinsurance premiums                                                            127,311,930       73,587,920
 Fixed assets                                                                             12,299,594        9,382,000
 Deferred tax benefit                                                                      5,673,521        3,361,571
 Goodwill                                                                                 29,015,879       14,956,786
 Other assets                                                                              4,883,579        5,406,177
 Assets held in separate accounts                                                        645,045,089      576,711,687
                                                                                      ---------------  ---------------
 TOTAL ASSETS                                                                         $1,918,899,584   $1,638,670,577
                                                                                      ===============  ===============

LIABILITIES, REDEEMABLE PREFERRED & COMMON SHARES & SHAREHOLDERS' EQUITY

LIABILITIES
 Reserve for losses and loss expenses                                                 $  537,813,278   $  418,975,493
 Reserve for unearned premiums                                                           166,763,226       93,741,088
 Claims deposit liabilities                                                               37,924,879       45,688,793
 Accounts payable                                                                        115,530,038      133,265,076
 Accrued expenses                                                                          6,764,892        5,708,286
 Taxes payable                                                                            11,896,462        9,261,685
 Prepaid fees                                                                             16,761,911       13,231,468
 Debentures                                                                              127,050,876      122,210,991
 Other liabilities                                                                         8,149,162        7,422,743
 Liabilities related to separate accounts                                                645,045,089      576,711,687
                                                                                      ---------------  ---------------
 TOTAL LIABILITIES                                                                     1,673,699,813    1,426,217,310
                                                                                      ===============  ===============
REDEEMABLE PREFERRED & COMMON SHARES
 Preferred Shares - Series B non-voting Redeemable - authorized and issued
 2,951,835 (par value and redemption value $1.00)                                                  0        2,951,835
 Common Shares subject to redemption - 937,168 Common Shares
 (par value $0.01, redemption value $1.75 less subscription
 loans receivable - $383,761,  plus interest received)                                     1,924,135        1,510,544
                                                                                      ---------------  ---------------
 TOTAL REDEEMABLE PREFERRED & COMMON SHARES                                                1,924,135        4,462,379
                                                                                      ---------------  ---------------

SHAREHOLDERS' EQUITY
 Common Shares - Authorized 60,000,000 (par value $0.01)
     Issued 37,532,242  (1996 - 37,126,538)                                                  375,322          371,265
 Additional paid-in capital                                                               83,810,256       79,812,287
 Unrealized gain on investments - net of tax                                               1,805,421           47,682
 Retained earnings                                                                       157,284,637      127,759,654
                                                                                      ---------------  ---------------
 TOTAL SHAREHOLDERS' EQUITY                                                              243,275,636      207,990,888
 TOTAL LIABILITIES,REDEEMABLE PREFERRED & COMMON SHARES                               ---------------  ---------------
  & SHAREHOLDERS' EQUITY                                                              $1,918,899,584   $1,638,670,577
                                                                                      ===============  ===============

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                        1997            1996

NET CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                         $  34,999,433   $  27,688,994
Items not affecting cash
     Depreciation                                                      2,877,733       2,051,202
     Amortization of investments
     and net gain on sales                                            (3,009,761)        (92,194)
     Amortization of Convertible Debentures                            4,839,885       4,595,456
     Deferred tax benefit                                             (2,459,071)        832,822
     Other items                                                         687,720         302,447
Net changes in non-cash balances relating to operations :
     Accounts receivable                                             (11,146,990)     (4,522,069)
     Reinsurance receivables                                        (103,238,252)    (22,317,230)
     Investment income due and accrued                                 1,545,229        (630,476)
     Deferred expenses                                                (2,294,906)     (1,087,430)
     Prepaid reinsurance premiums                                    (53,724,010)    (16,527,386)
     Other assets                                                        522,598      (1,122,004)
     Reserve for losses and loss expenses                            118,837,785      16,166,391
     Prepaid fees                                                      3,530,443         293,690
     Reserve for unearned premium                                     73,022,138      15,189,931
     Accounts payable                                                (17,735,038)     15,982,049
     Taxes payable                                                     2,634,777       4,119,420
     Accrued expenses                                                  1,056,606         377,296
     Other liabilities                                                   515,617        (239,128)
                                                                   --------------   --------------
NET CASH FLOW FROM OPERATING ACTIVITIES                               51,461,936      41,061,781
                                                                   --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of investments - Available for sale          194,432,130      87,431,657
     Proceeds from maturity of investments - Available for sale       46,666,903      29,154,549
     Fixed assets purchased                                           (5,806,410)     (4,656,497)
     Investments purchased - Available for sale                     (213,023,789)   (152,204,802)
     Other investments                                                (6,387,331)       (676,049)
     Goodwill purchased                                              (14,798,596)     (4,853,555)
     Swap expense                                                              0      (1,951,701)
     Other items                                                          23,047          68,686
                                                                   --------------   --------------
NET CASH FROM (APPLIED TO) INVESTING ACTIVITIES                        1,105,954     (47,687,712)
                                                                   --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES

     Loan repaid                                                               0         (93,736)
     Loan repayment & interest received                                  413,591         426,050
     Proceeds from shares issued                                       4,002,026       4,402,787
     Redemption of preferred shares                                   (2,951,835)              0
     Claims deposit liabilities                                       (7,763,914)       (812,560)
     Dividends paid                                                   (5,263,648)     (4,768,337)
                                                                   --------------   --------------
NET CASH FLOW APPLIED TO FINANCING ACTIVITIES                        (11,563,780)       (845,796)
                                                                   --------------   --------------

Net  increase (decrease) in cash and cash equivalents                 41,004,110      (7,471,727)
Cash and cash equivalents at beginning of period                      52,242,353      79,669,981
                                                                   --------------   --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  93,246,463   $  72,198,254
                                                                   ==============   ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                    $       1,991   $      36,415
                                                                   ==============   ==============
  Income taxes paid, net                                           $   9,217,001   $   2,160,284
                                                                   ==============   ==============

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                       Series B
                                                                                       Preferred    Common
                                                              Change in                Share        Share
                                     Opening      Shares      Unrealized    Net        Dividends     Dividends     Closing
                                     Balance      Issued      Gain (Loss)   Income     Declared (1)  Declared (2)  Balance

NINE MONTHS ENDED SEPTEMBER 30, 1997 (UNAUDITED)
------------------------------------------------
Common Shares                     $    371,265  $     4,057  $    -       $    -       $   -       $     -       $    375,322
Additional paid-in capital          79,812,287    3,997,969       -            -           -             -         83,810,256
Unrealized gain on investments          47,682       -         1,757,739       -           -             -          1,805,421
Retained earnings                  127,759,654       -            -        34,999,433   (104,929)   (5,369,521)   157,284,637
                                   -----------    ---------    ---------   ----------   ---------   -----------   -----------

TOTAL SHAREHOLDERS' EQUITY
AT SEPTEMBER 30, 1997             $207,990,888  $ 4,002,026  $ 1,757,739  $34,999,433  $(104,929)  $(5,369,521)  $243,275,636
                                   ===========    =========    =========   ==========   =========   ===========   ===========

YEAR ENDED DECEMBER 31, 1996
--------------------------------

Common Shares                     $    356,103  $    15,162  $    -        $    -      $   -        $    -        $    371,265
Additional paid-in capital          65,218,600   14,593,687       -             -          -             -          79,812,287
Unrealized gain on investments       1,154,823       -        (1,107,141)       -          -             -              47,682
Retained earnings                   98,773,622       -            -         37,198,137   (166,041)   (8,046,064)   127,759,654
                                    ----------   ----------    ----------   ----------   ---------   -----------   -----------

TOTAL SHAREHOLDERS' EQUITY
AT DECEMBER 31, 1996              $165,503,148  $14,608,849  $(1,107,141)  $37,198,137  $(166,041)  $(8,046,064)  $207,990,888
                                   ===========   ==========   ===========   ==========   =========   ===========   ===========


(1) Dividend per share amounts were $.04 for the nine months ended September 30, 1997 and $.06 for the year ended December 31,1996

(2) Dividend per share amounts were $.14 for the nine months ended September 30, 1997 and $.16 for the year ended December 31,1996.

(3) Effective September 26, 1997 the Company effected a two-for-one stock split recorded in the form of a stock dividend. 18,741,121 Common Shares were issued in respect of this split. Prior periods have been restated.


     See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997


1. INTERIM ACCOUNTING POLICY

   In the opinion of management of the Company, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of operations and cash flows for the nine months ended September 30, 1997 and 1996. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the nine months ended September 30, 1997 are not necessarily indicative of what operating results may be for the full year.

2. NEW ACCOUNTING PRONOUNCEMENT

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted for interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be replaced by basic earnings per share, which will exclude the dilutive effect of stock options. If implemented in the accompanying interim financial statements, basic earnings per share would exceed primary earnings per share for the quarters and nine months ended September 30, 1997 and September 30, 1996 by $.02, $.06, $.02 and $.04 respectively. Statement No. 128 has no impact on the calculation of fully diluted earnings per share for these periods.

3. TWO-FOR-ONE STOCK SPLIT

   In September 1997 the Company announced a two-for-one stock split of its Common Shares. The record date for the stock split was September 26, 1997 and a dividend of additional Common Shares was distributed to shareholders on October 10, 1997. The consolidated financial statements have been adjusted to reflect the effects of the Common Stock split on earnings per share for all periods presented.

4. REDEMPTION OF PREFERRED SHARES

   During the quarter the Company repaid the principal amount of $2.9 million owing on the Series B non-voting Redeemable Preferred Shares.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     The results of operations for the quarter and nine months ended September 30, 1997, reflect a continuation of growth in Fee income and Net income due to the addition of new accounts, increased investment income and the inclusion of Small Business Underwriters ("SBU") for the first time in 1997. Net income available to common shareholders amounted to $34.9 million or $0.85 per Common Share for the nine months ended September 30, 1997 on a fully diluted basis representing an increase of 20% over the corresponding period as shown in the tables below.

                                                      THIRD QUARTER TO SEPTEMBER 30,
                                                   1997                          1996
                                       ----------------------------------------------------------
                                                  ($ thousands except per share data)

                                                        PER                           PER
                                                   COMMON SHARE (b)               COMMON SHARE (b)
                                                   ------------                  ------------
                                                            FULLY                         FULLY
                                                 PRIMARY   DILUTED             PRIMARY   DILUTED
Operating income                       $12,773    $ 0.32    $ 0.31   $ 9,813   $  0.25   $  0.25
Realized capital gains (losses) (a)        311      0.01      0.00      (380)    (0.01)    (0.01)
                                       -------    ------    ------   -------   -------   -------

Net income available to
 Common Shareholders                   $13,084    $ 0.33    $ 0.31   $ 9,433   $  0.24   $  0.24
                                       =======    ======    ======   =======   =======   =======

Average number of
 shares outstanding (000's)                       40,072    47,051              38,240    45,219
                                                 -------   -------             -------   -------
                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                 1997                                       1996
                                                 -----------------------------------------------
                                                       ($ thousands except per share data)

                                                        PER                           PER
                                                   COMMON SHARE (b)               COMMON SHARE (b)
                                                   ------------                  ------------
                                                            FULLY                         FULLY
                                                 PRIMARY   DILUTED             PRIMARY   DILUTED
Operating income                       $35,710    $ 0.90    $ 0.87   $28,442   $  0.74   $  0.73
Realized capital losses (a)               (815)    (0.02)    (0.02)     (877)    (0.02)    (0.02)
                                       -------    ------    ------   -------   -------   -------

Net income available to
 Common Shareholders                   $34,895    $ 0.88    $ 0.85   $27,565   $  0.72   $  0.71
                                       =======    ======    ======   =======   =======   =======

Average number of
 shares outstanding (000's)                       39,601    46,580              38,205    45,184
                                                 -------   -------             -------   -------

(a) Net of tax.
(b) All per share amounts have been adjusted to reflect the two-for-one stock split which was effected on September 26, 1997.

     Total revenues amounted to $62.2 million and $157.9 million for the quarter and nine months ended September 30, 1997 representing an increase of 90% and 43% over the corresponding 1996 periods. The following table shows the major components of Revenues for these periods.


         (In thousands)
                                                           TOTAL REVENUES
                                                      PERIODS TO SEPTEMBER 30,
                                     THIRD QUARTER                    NINE MONTHS
                                     1997      1996    INCREASE     1997       1996     INCREASE
                                   --------  --------  ---------  ---------  ---------  ---------

Fee income                         $27,931   $20,395         37%  $ 76,864   $ 59,862         28%
Premiums earned                     27,347     7,288        275%    62,530     35,007         79%
Net investment income                6,551     5,663         16%    19,526     16,256         20%
Realized capital gains (losses)        389      (560)       N/M     (1,082)    (1,172)       N/M
Other (losses) income                  (10)       (7)       N/M         38        128        N/M
                                   -------   -------              --------   --------

Total                              $62,208   $32,779         90%  $157,876   $110,081         43%
                                   =======   =======              ========   ========

     Total Fee income increased 28% to $76.9 million for the first nine months of 1997 as compared to $59.9 million in 1996. Pre-tax profit margins were 41% for the third quarter of 1997 as compared to 39% in the third quarter of 1996 and 41% for the first nine months of both 1997 and 1996. Excluding the underwriting management portion of the Program Business segment and the Financial Services segment, which generally have lower margins, pre-tax profit margins were 44% for the quarter as compared to 43% in 1996 and 44% for the nine months of both 1997 and 1996. The components of Fee income are illustrated by business segment in the following table:


(In thousands)
                                          FEE INCOME BY BUSINESS SEGMENT
                                             PERIODS TO SEPTEMBER 30,
                             THIRD QUARTER                  NINE MONTHS
                             1997     1996     INCREASE    1997     1996     INCREASE
                            -------  -------  ----------  -------  -------  ----------

Program business fees       $14,200  $ 4,991       185%   $33,953  $13,377       154%
Corporate risk
  management fees             9,720   12,346       (21%)   31,947   37,575       (15%)
Specialty brokerage fees      1,955    1,504        30%     5,086    4,433        15%
Financial services fees       2,056    1,554        32%     5,878    4,477        31%
                            -------  -------              -------  -------

Total                       $27,931  $20,395        37%   $76,864  $59,862        28%
                            =======  =======              =======  =======

     Program Business, the fastest growing segment, involves the Company replacing traditional insurers and acting as a conduit between producers of specialty books of business and reinsurers wishing to write that business. Program Business doubled its share of the Company's fee income accounting for 44% of total Fee income for the first nine months of 1997 compared to 22% in 1996. Program Business fees increased by 185% in the third quarter to $14.2 million compared to $5.0 million in the third quarter of 1996 and by 154% to $34.0 million in the first nine months as compared to $13.4 million in 1996. This resulted from the continued expansion of this business segment in the extremely soft commercial insurance market and was helped by the acquisition of SBU on February 1, 1997. Profit margins, excluding underwriting management, were 45% for the third quarter of 1997 compared to 44% for the third quarter of 1996 and 46% for the first nine months of both 1997 and 1996. Including underwriting management, profit margins were 42% for the quarter and 41% for the first nine months of 1997, compared to 36% and 38% respectively in 1996. The Company completed its acquisition of American Policyholders Insurance Company ("API") in July. API is a Massachusetts insurance company licensed in most states. The Company intends to change API's name to Villanova Insurance Company ("Villanova"). Villanova will provide the Company with an additional admitted insurance company to accommodate the growth in Program Business and to avoid conflicts among producers of Program Business.

     Corporate Risk Management, the Company's original business segment, involves providing services to businesses and associations seeking to insure a portion of their risk in a loss sensitive Alternative Market structure. This segment accounted for 41% of total Fee income for the first nine months of 1997 down from 63% in the corresponding 1996 period. This business segment has been the most affected by the extremely soft commercial insurance market cycle. Corporate risk management fees decreased by 21% in the third quarter to $9.7 million compared to $12.3 million in the third quarter of 1996 and by 15% in the first nine months to $31.9 million compared to $37.6 million in 1996 as a result of a continuation of the soft market and declines in workers' compensation rates. Profit margins increased to 45% in the quarter as compared to 43% in 1996 and remained stable at 43% for the first nine months of 1997 as compared to 44% in 1996.

          The Company's policy-issuing subsidiaries added 30 new accounts in the third quarter of 1997 bringing the total new accounts added during the first nine months of 1997 to 94 as compared to 26 in the 1996 third quarter and 81 for the first nine months of 1996. The renewal rate on this business was 80% for the first nine months of 1997 as compared to 72% in the corresponding 1996 period. In California the Company added 19 new accounts in the first nine months of 1997 compared to 6 in 1996 and the renewal rate increased to 81% as compared to 74% in the first nine months of 1996. There were 329 active accounts at September 30, 1997, including 42 in California, as compared to 267 at September 30, 1996, of which 25 were in California.

     Gross premiums written increased 112% to $462.6 million for the first nine months of 1997 as compared to $218.6 million in 1996 primarily as a result of the growth in Program Business. Program Business generally involves greater premium volume per unit than Corporate Risk Management business. Premiums earned increased 79% to $62.5 million in the first nine months of 1997, as compared to $35.0 million in 1996, this increase was also primarily due to the expansion in the Program Business segment.

     The Company's Specialty Brokerage business segment provides access to Alternative Risk Transfer insurers and reinsurers in Bermuda and Europe. Specialty Brokerage produced $2.0 million of total Fee income in the third quarter and $5.1 million in the first nine months of 1997 representing 7% of total Fee income. Specialty Brokerage fees grew by 15% in the first nine months of 1997 from $4.4 million in the corresponding 1996 period despite declines in premium on new and renewal policies and the fact that the 1996 comparatives include one significant account that was a one-time opportunity and could not be renewed. Renewal rates remained high in this segment at 83% for the first nine months of 1997 as compared to 90% in 1996. Profit margins decreased to 33% in the third quarter from 35% for the 1996 third quarter and to 35% in the first nine months down from 39% in 1996 partly as a result of the inclusion of the one significant account in the 1996 comparatives.

     Financial Services, the Company's newest business segment, is being built on the 1996 acquisition of The Hemisphere Group Limited which provides administrative services to offshore mutual funds and other companies. Financial Services fees accounted for 8% of total Fee income for the first nine months of both 1997 and 1996. Fees from Financial Services increased in the quarter by 32% to $2.1 million over the 1996 corresponding period and by 31% to $5.9 million for the nine months primarily as a result of an increase in the number of mutual funds under administration from 83 at September 30, 1996 to 124. Renewal rates remained very high in this business segment at 96% for the first nine months of 1997 as compared to 93% in 1996. Profit margins improved in 1997 to 24% in the quarter and 26% for the first nine months up from 21% and 18% respectively in 1996.

     Gross investment income increased by $1.6 million or 8.0% to $21.6 million in the first nine months of

1997 over the corresponding 1996 period as a result of an increase of 2.1% in gross invested assets to $468.1 million and an increase in the yield on these assets. Net investment income, after adjusting for investment income which is not included in the earnings of the Company, increased by 20.1% in the first nine months as a result of an increase of 9.1% in net invested assets to $407.4 million and an increase in the yield on these assets to 6.6% from 5.9% in the first nine months of 1996.


(In thousands)
                                                   TOTAL EXPENSES
                                              PERIODS TO SEPTEMBER 30,
                              THIRD QUARTER                       NINE MONTHS
                           1997          1996       INCREASE   1997        1996      INCREASE

Operating expenses       $16,465        $12,450        32%  $ 45,711      $35,572        29%
Total insurance costs     27,632          7,257       281%    63,537       35,065        81%
Interest expense           1,632          1,560         5%     4,842        4,632         5%
Other expenses               302            177        70%       799          462        73%
                         -------        -------             --------      -------

Total                    $46,031        $21,444       115%  $114,889      $75,731        52%
                         =======        =======             ========      =======

     Total expenses increased 52% to $114.9 million for the first nine months as compared to $75.7 million in 1996. Operating expenses increased by 29% to $45.7 million for the first nine months from $35.6 million in the corresponding 1996 period partly as a result of the inclusion of SBU, for the first time in 1997 and the expansion of Professional Underwriters Corporation into New York State, which combined added $3.6 million or 10% of the total increase in Operating expenses in the first nine months. The remaining additional expenses were primarily due to growth in personnel and other expenses stemming from the increased business in each segment. The increase in Total insurance costs was the result of a 79% increase in Premiums earned in the first nine months of 1997 over the corresponding 1996 period.

     The effective tax rate was 19.0% in the quarter and 18.6% for the nine months compared to 16.4% and 18.7% in the corresponding 1996 periods. The increase in the quarterly rate is due mainly to the Company's decreased holding of tax exempt municipal bonds. The decline in the nine month rate was due primarily to an increase in earnings outside of the United States offset by the decrease in the Company's holding of tax exempt municipal bonds.

FINANCIAL CONDITION AND LIQUIDITY

     Total assets increased to $1.9 billion at September 30, 1997 from $1.6 billion at December 31, 1996. Assets held in separate accounts which are principally managed assets attributable to participants in the Company's IPC Programs accounted for approximately 34% of Total assets at September 30, 1997 and 35% at December 31, 1996. Total Shareholders' equity increased to $243.3 million at September 30, 1997 from $208.0 million at December 31, 1996 primarily as a result of Net income in the nine months and the issuance of Common Shares offset by the payment of dividends. Return on equity was 21% for the first nine months of 1997 compared to 20% in the corresponding 1996 period.

     During the quarter the Company repaid the principal amount of $2.9 million owing on the Series B non-voting Redeemable Preferred Shares.

     The Company continues to produce a positive cash flow from operating activities which is used to fund short term requirements.

     The Financial Accounting Standards Board has recently issued the following Statements of Financial

Accounting Standards ("SFAS"):

     (a) SFAS No. 130 - Reporting Comprehensive Income
     (b) SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information.

     SFAS No. 130 and No. 131 are effective for periods beginning after December 15, 1997. The Company is currently evaluating the effects of these statements on its results and disclosures.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

     On October 10, 1997, the Company issued 18,741,121 Common Shares pursuant to a two-for-one stock split to shareholders of record as of September 26, 1997. This stock split was effected by means of a stock dividend. Registration of the shares issued was not required under the Securities Act of 1933 as no sale was involved for the purposes of said Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A. EXHIBIT 11 - Computation of Net Earnings Per Common Share and Common Share Equivalents.

   EXHIBIT 27 - Financial Data Schedule

B. REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the three month period ended September 30, 1997.

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

DATE:  NOVEMBER 14, 1997