Form 10-K
period 1997-12-31
MUTUAL RISK MANAGEMENT LTD
filed 1998-03-31
CIK 826918

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                      or

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                          Commission File No. 1-10760

                               ----------------

                          MUTUAL RISK MANAGEMENT LTD.
              (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

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
                  REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES).

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
             -------------------                    ------------------------------------
       Common Shares, $.01 par value.                     New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: NONE

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days, Yes [X] No [_].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10K or any amendment to this Form 10K. [_]

  At March 20, 1998 registrant had outstanding 39,023,913 Common Shares, the only class of registrant's common stock outstanding, and the aggregate market value of voting stock held by non-affiliates at such date was $820,794,048 (Based on the closing price of such Common Shares of $34 5/16 on March 20, 1998, as reported on the New York Stock Exchange, Inc. composite listings).

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of registrant's Proxy Circular relating to its Annual General Meeting of Shareholders scheduled to be held on May 22, 1998 are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

THE COMPANY

  Mutual Risk Management Ltd. (the "Company") is a Bermuda company incorporated in 1977. The Company's principal business is the provision of risk management services to clients seeking an alternative to traditional commercial insurance for certain of their risk exposures. Risk management involves a process of analyzing loss exposures and developing risk financing methods to reduce exposure to loss and to control associated costs. The use of such loss financing methods in place of traditional insurance has become known as the alternative market and involves clients participating in a significant amount of their loss exposure and transferring only the unpredictable excess risk to insurers. The benefits of such alternative market techniques typically include lower and more stable costs, greater control over the client's risk management program and an increase in the emphasis within the client's organization on loss prevention and loss control.

  The Company's insurance business can be divided into three segments:

  Program Business:
                  The fastest growing of the Company's business segments, involves the Company replacing traditional insurers as the conduit between producers of specialty books of business and reinsurers wishing to write that business. The Company provides a wide range of services for a fee and the underwriting profit is shared between the producer and the reinsurers.

  Corporate Risk Management:
                  The Company's original business segment, involves providing services to businesses and associations seeking to insure a portion of their risk in a loss sensitive alternative market structure.

  Specialty Brokerage:
                  This business segment provides access to Alternative Risk Transfer insurers and reinsurers in Bermuda and Europe. The two components of this segment are MRM Hancock Limited, which provides access to London and European reinsurers, and Park International Limited which brokers to the Bermuda market.

  In addition to its insurance industry services, in 1996 the Company entered the financial services business through its acquisition of The Hemisphere Group Limited ("Hemisphere"). Hemisphere, which is based in Bermuda, provides administrative and other services to offshore mutual funds and other companies.

FORWARD-LOOKING STATEMENTS

  This Report may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such sections. Such forward-looking statements may concern the Company's operations, economic performance and financial condition, including in particular its acquisitions and their integration into the Company's existing operations. Such statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; the integration of acquisitions; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in this Report. Such forward-looking statements may be made as of the date of this Report, and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ from those projected in such forward-looking statements.

INSURANCE SERVICES

  The Company's principal source of profits is fees received for the various insurance and other services provided to clients in connection with the Company's programs. The structure of the Company's programs places most of the underwriting risk with the Company's client. For regulatory and other reasons, however, the Company is required to assume a limited amount of risk. The Company seeks to limit this risk to the minimum level feasible. This approach to risk distinguishes the Company from typical property/casualty companies which assume significant levels of underwriting risk as part of their business. The Company does not seek to earn income from underwriting risk, but rather from fees for services provided. The Company markets its services exclusively to retail insurance brokers and consultants representing clients. The services offered to clients in connection with the Company's products typically include the following:

  .  Design and implementation of a risk financing program.

  . Issuance of an insurance policy by one of the Company's wholly-owned, licensed insurance companies, Legion Insurance Company ("Legion"), Legion Indemnity Ltd. ("Legion Indemnity") and Villanova Insurance Company ("Villanova"). In December 1997, A.M. Best Company extended the Legion Insurance Group rating of "A" (excellent) to include Villanova.

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

  The Company's major product is the IPC Program. This program allows the client to retain a significant portion of its own loss exposure without the administrative costs and capital commitment necessary to establish and operate its own captive insurance company. The actual amount of underwriting profit and investment income produced by the client's IPC Program is returned to the client, creating a direct incentive for it to engage in loss prevention and loss control in order to reduce the overall cost of financing its loss exposures. The fastest growing segment of the Company's business is its Program Business, in which third-parties other than the insured, typically the broker and re-insurers, finance a portion of the insured's risk and participate in any underwriting profit or loss. For a discussion of the Company's Corporate Risk Management and Program Business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

 Lines of Business

  The Company's programs can be utilized by clients for many lines of insurance. In 1997, approximately 57% of the Company's fee income was derived from workers' compensation insurance. During the 1980's and through 1993, workers' compensation presented many employers with substantial problems due to cost increases and the limited availability of commercial coverage in certain states. Workers' compensation costs accelerated rapidly due to (a) the general level of medical cost inflation, since medical costs generally amount to 40% or more of all workers' compensation costs; (b) an increase in the number of workers' compensation claims which resulted in litigation; (c) a broadening of injuries which are considered to be work-related; and (d) an increase in state mandated benefit levels. Since 1993 workers' compensation reforms have been occurring in a number of states, most notably in California, which have addressed many of these issues in the last five years. A number of markets have seen a significant decline in premium rates due to new capacity entering the market subsequent to these reforms. These lower premium rates reduce the fees that the Company earns on its programs as its fees are based on premiums. Notwithstanding the changes in the market, workers' compensation continues to be suitable for the alternative market because many states set rates or enforce minimum rate laws which prohibit the commercial insurance market from offering premium discounts to insureds with favorable loss experience. This causes such clients to seek an alternative method of funding their workers' compensation exposure which rewards their status as a preferred risk. In addition, workers' compensation involves relatively frequent, predictable levels of loss which are the type favored by clients for alternative market insurance programs.

  In addition to workers' compensation, the Company's programs have been utilized for other casualty insurance lines such as medical malpractice, general liability, commercial auto liability and auto physical damage.

  At December 31, 1997, the Company had a total of 617 employees.

 Marketing -- CRS

  The Company's wholly owned subsidiary Commonwealth Risk Services ("CRS") markets the Company's services in the United States, Canada and Europe to insurance brokers and consultants representing clients. CRS also designs risk financing programs for potential clients in conjunction with their insurance brokers and consultants. Through offices in Philadelphia, California and London, CRS markets these services using direct mail, advertising, seminars and trade and industry conventions.

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

  The IPC Program is appropriate for corporations and associations which generate $.75 million or more in annual premiums. Typically clients which use an IPC Program are profitable and have adequate working capital but generate insufficient premium to consider or are otherwise unsuitable for a wholly-owned captive. During 1997, the Company significantly increased the number of agency IPC Programs in which an insurance agent or broker, rather than the insured, becomes the preferred shareholder and participates in the profit or loss on the program. These types of programs are referred to as "Program Business".

  Return on the program is a function of the loss experience of the insured. The principal benefits of the IPC Program to the client are:

  . A reduction of the net present value, after-tax cost of financing the client's risks.

  . A lower commitment of funds than would be necessary to capitalize and maintain a captive insurance company.

  .  Access to commercial reinsurance markets for the client's excess risk.

  . Program structure that is customized, flexible and relatively easily implemented.

  The Company operates the IPC Program from offices in Bermuda. The Bermuda office is involved in designing, negotiating and administering IPC Programs and reviews each prospective client, negotiates the shareholder's agreement with the client and the reinsurance agreement with Legion or other policy-issuing company. One of the Company's foreign insurance companies (the "IPC Companies") receives and invests premiums, administers policy claims, establishes reserves, provides quarterly financial reports to clients and, ultimately, returns the underwriting profit and investment income to the client as preferred share dividends.

  The funds of each IPC Program are invested by a subsidiary, Mutual Finance Ltd. The assets are invested using the services of professional investment advisors.

  Neither Legion nor the IPC Companies underwrite risk in the traditional sense. Rather, their function is to ensure that substantially all of the underwriting risk of the client is either retained by the client in the IPC Program (or its captive insurance company) or transferred to unaffiliated reinsurers. In the event that the IPC Company sustains an underwriting loss on a program which exceeds that program's investment income, the IPC Company recovers this loss from the client. Since the client has generally collateralized the Company for at least the difference between the funds available in that client's IPC Program and the level of currently expected losses by cash or a letter of credit, the Company should not be affected by the bankruptcy of a client. In the event, however, that the IPC Company is unable to recover the full amount of its loss from the cash collateral or the letter of credit, the IPC Company would seek to recover from the client pursuant to the indemnity provisions of the shareholder's agreement. As of December 31, 1997 the Company maintained a provision of $5.6 million, against losses which may occur on programs where it may be forced to rely solely on the clients indemnity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  In addition to programs for corporate clients, the Company also offers an association IPC Program which allows smaller insureds collectively to take advantage of the financial benefits available to larger corporate insureds individually.

 Program Design and Policy Issuance

  The Company acquired Professional Underwriters Corp. ("PUC") on January 1, 1996. PUC specializes in placing and managing Program Business which is a growing segment of the Company's product line in which third parties other than the insured, typically the broker and reinsurer, finance the insured risk and participate in any underwriting profit or loss. PUC operates as an underwriting manager and policy services provider for "Program Business", and through its Prowriter division, manages "Alternative Market" insurance programs. PUC's revenues for 1997 were $8.1 million.

  In January 1997, the Company acquired all of the assets and certain of the liabilities of The McDonough Insurance Agency of Manasquan, New Jersey. The acquired business, which will operate under the "Small Business Underwriters" or "SBU" name, acts as an underwriting manager of workers' compensation insurance programs for small commercial insured accounts produced by a large number of independent agencies. The major states in which SBU has programs are Massachusetts, New Jersey and Georgia. It has recently commenced programs for insureds in New York, Pennsylvania, Delaware, Alabama, South Carolina and Florida. SBU's revenues for the year ended December 31, 1997 were $5.4 million.

THE LEGION COMPANIES

  Legion is domiciled in Pennsylvania and is admitted in 50 states of the United States, the District of Columbia and Puerto Rico. Legion Indemnity is domiciled in Illinois, is an admitted insurer in Illinois, and an authorized surplus lines insurer in 42 states, the District of Columbia, Guam and the Virgin Islands. Villanova Insurance Company is domiciled in Pennsylvania and is admitted in 37 states. (Legion, Legion Indemnity and Villanova are collectively referred to herein as "Legion" or the "Legion Companies"). In the Company's corporate risk management business segment, one of the Legion Companies issues an insurance policy to the client, which either fulfills a legal requirement that the client have a policy from a licensed insurer or satisfies a business need the client may have for such an admitted policy. The client and Legion determine the level of exposure the client wishes to retain and Legion transfers the specific excess risk and the aggregate excess risk beyond that retention to unaffiliated reinsurers. Legion then reinsures the client's chosen retention to one of the IPC Companies or to the client's captive insurance company. In certain cases Legion may issue a large deductible type policy in which the client pays claims up to its chosen retention directly. Payments within the deductible are covered by a deductible reimbursement policy issued by one of the IPC Companies. In either type of policy Legion retains only a relatively small portion of the risk on each program for its own account.

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

  Legion analyzes each program prior to inception, arranges for quota share or specific and aggregate excess reinsurance coverage through its reinsurance treaties, collects the premium from the client, prepares accounting cessions for the reinsurers, audits the final premium, supervises the independent claims adjuster, collects claim reimbursements from reinsurers, and performs certain other related services for each account.

  For its Corporate Risk Management business, Legion has established several reinsurance treaties to transfer the specific and aggregate excess risk above the client's retention. The client's retention is negotiated separately for each program and reflects the amount of risk the client wishes to retain on a program on both a specific and aggregate loss occurrence basis. For its Program Business, Legion has established several reinsurance treaties, both on a quota share and a specific and aggregate excess of loss occurrence basis. Legion currently places substantially all of the reinsurance in both lines of business with unaffiliated commercial reinsurers whose ratings from A.M. Best Company are A- or higher. At December 31, 1997, the largest reinsurance recoverables from unaffiliated commercial reinsurers were $129.0 million from Transatlantic Reinsurance Co., a participant on several layers of specific and aggregate reinsurance with respect to the Company's program business and substantially all of the Company's American Psychiatric Association program, $40.6 million from First Excess and Reinsurance Corp., and $40.2 million from Scor Reinsurance Company which are both reinsurers on several current treaties. Transatlantic is rated "A++", First Excess is rated "A-" and Scor is rated "A+" by A.M. Best Company. During the period from January, 1988 to October 1991 one of Legion's aggregate reinsurers was Mutual Benefit Life Insurance Company ("Mutual Benefit"). In July, 1991 Mutual Benefit was placed in rehabilitation by the Insurance Department of the State of New Jersey. The proposed plan of rehabilitation for Mutual Benefit would make no distribution to Mutual Benefit's reinsureds such as Legion. At December 31, 1996, Legion wrote off its recoverable from Mutual Benefit of $.9 million and reduced its provision for uncollectable reinsurance by an equivalent amount. For a discussion of current reinsurance arrangements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  Through its reinsurance arrangements, Legion places significant amounts of reinsurance with a variety of unaffiliated reinsurance companies. In order to maintain an acceptable level of net written premium for regulatory purposes, Legion seeks to develop a level of net written premium which will not involve a significant degree of underwriting risk. In most Legion programs, Legion retains liability for a specified amount of losses equal to at least 10% of gross written premium. The level of losses retained by Legion are set at a level such that no significant underwriting profit or loss should occur.

  In order to take regulatory credit for reinsurance ceded to one of the IPC Companies or to a captive insurance company, Legion must receive a letter of credit for the amount of the insurance reserves ceded, since such companies are not licensed reinsurers in any state of the United States. The letter of credit must be issued or confirmed by a bank which is a member of the U.S. Federal Reserve System. At December 31, 1997, the Legion Companies had $288 million of such letters of credit, of which $265 million was supplied by the IPC Companies. Legion, Legion Indemnity and Villanova are also subject to other regulation by the insurance departments of Pennsylvania and Illinois and other states where they are licensed. See "Regulatory Considerations."

  As of December 31, 1997 the Legion Companies had 343 accounts, they wrote gross statutory premiums of $596.6 million during 1997 and had statutory capital of $200.2 million at December 31, 1997. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

SPECIALTY BROKERAGE

  In 1991, the Company acquired a 51% interest in a newly-formed London reinsurance brokerage firm, MRM Hancock Limited ("MRM Hancock"). MRM Hancock specializes in the placement of reinsurance for captive insurance companies in the London market, including Lloyds of London. The remaining 49% of MRM Hancock was owned by management of MRM Hancock and General International Ltd., a Bermuda insurance subsidiary of General Motors Corporation. During 1996, the Company acquired the minority interests in MRM Hancock and it is now a wholly owned subsidiary.

  In July 1992, the Company acquired 100% of Park International Limited, a Bermuda broker specializing in placing coverage with Bermuda-based excess liability and corporate officers and directors liability carriers.

FINANCIAL SERVICES

  In July 1996, the Company acquired The Hemisphere Group Limited ("Hemisphere"), a Bermuda financial services company. Hemisphere, which has been in business since 1980, has three active subsidiary operations in Bermuda providing company management, corporate secretarial, fund administration and trust management services. It also has a wholly-owned Cayman Islands subsidiary. With a total staff of 97 Hemisphere had approximately 129 mutual fund clients as of December 31, 1997. In addition Hemisphere administers investment holding companies, trading companies and trusts. Hemisphere has formed a network of professional relationships in the major financial centers of the world and these are the source for significant ongoing referrals of business. During 1997, Hemisphere expanded its trust operations by the acquisition of Hugo Trust Company ("Hugo") based in Jersey in the Channel Islands. Hugo will provide a base to develop European based trust business. Hugo had revenues of $.6 million in 1997.

  In January 1997, the Company incorporated MRM Life Ltd. in Bermuda to provide life insurance and related products, including annuities and variable annuities. The Company began marketing these products in the fourth quarter of 1997.

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

REGULATORY CONSIDERATIONS

  The Bermuda-based IPC Companies, Mutual Indemnity Ltd., Mutual Indemnity (Bermuda) Ltd. and Mutual Indemnity (US) Ltd., are subject to regulation under the Bermuda Companies Act 1981 and, as insurers, under the Bermuda Insurance Act 1978 (as amended by the Insurance Amendment Act 1995) and the Regulations promulgated thereunder and are required, amongst other things, to meet and maintain certain standards of solvency, to file periodic reports in accordance with Bermuda statutory accounting rules, to produce annual audited financial statements and to maintain a minimum level of statutory capital and surplus. In general, the regulation of insurers in Bermuda relies heavily upon the auditors, directors and managers of the Bermuda insurer, each of which must certify that the insurer meets the solvency and capital requirements of the Bermuda Insurance Act 1978. Mutual Indemnity (Barbados) Ltd. and Mutual Indemnity (Dublin) Ltd. are subject to similar regulation in Barbados and Ireland, respectively.

  The Legion Companies are subject to regulation and supervision by the insurance regulatory authorities of the various states in which they conduct business. Such regulation is intended primarily for the benefit of policyholders. Legion Insurance is admitted in 50 states, the District of Columbia and Puerto Rico, and is subject to regulation in each jurisdiction. Legion Indemnity is admitted in Illinois, and is authorized in 42 states, the District of Columbia, Guam and the Virgin Islands, as a surplus lines insurer. Legion Indemnity is regulated in Illinois, but is generally not subject to regulation in those states where it acts as a surplus lines insurer. Villanova is admitted in 37 states and is subject to regulation in each jurisdiction. State insurance departments have broad regulatory, supervisory and administrative powers. These powers relate primarily to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the approval of rates and forms and policies used; the nature of, and limitations on, insurers' investments; the form and content of periodic and other reports required to be filed; and the establishment of reserves required to be maintained for unearned premiums, losses and loss expenses or other purposes.

  The Legion Companies are also subject to state laws regulating insurance holding companies. Under these laws, state insurance departments may examine Legion at any time, require disclosure of material transactions by the holding company and require prior approval of certain "extraordinary" transactions, such as dividends from the insurance subsidiary to the holding company, or purchases of certain amounts of the insurance subsidiary's capital stock. These laws also generally require approval of changes of control which are usually triggered by the direct or indirect acquisition of 10% or more of the insurer.

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

  The National Association of Insurance Commissioners ("NAIC") has established the Insurance Regulatory Information System ("IRIS") to assist state insurance departments in their regulation and oversight of insurance companies domiciled or operating in their respective states. IRIS established a set of twelve financial ratios and specifies "unusual values" for each ratio. Companies reporting four or more unusual values on the IRIS ratios may expect inquiries from individual state insurance commissioners concerning specific aspects of the insurer's financial position. As of December 31, 1997, Legion Insurance Company had four unusual values. Three of the unusual values, "change in net writings", "estimated current reserve deficiency" and "surplus aid to surplus" are related to the substantial growth in premium related to its Program Business and the related loss retentions. The fourth unusual value "agent's balances to surplus" is also related to premium growth on program business and also reflects lags in premium collection that are consistent with the nature of Program Business. Legion Indemnity had no unusual values. Villanova Insurance Company had one unusual value, "change in surplus", due entirely to the change in ownership during 1997 and the resultant change in surplus.

  The NAIC has also adopted a Risk Based Capital for Insurers Model Act (the "Risk Based Capital Model Act"). The Risk Based Capital Model Act sets forth a risk based capital formula for property and casualty insurers. The formula measures minimum capital and surplus needs based on the risk characteristics of the company's products and investment portfolio. The formula is part of each company's annual financial statement filings, and is to be used as a tool to identify weakly capitalized companies. In those states having enacted the Risk Based Capital Model Act, companies having capital and surplus greater than the minimum required by the formula, but less than a specified multiple of the minimum may be subject to additional regulatory scrutiny from domiciliary state insurance departments. To date, nearly all states have adopted this model act. At December 31, 1997 Legion's combined risk-based capital was $196.8 million and the threshold requiring the least regulatory involvement was $45.6 million. Therefore, Legion's capital exceeds all requirements of the Risk Based Capital Model Act.

  In reaction to increasing rates for and decreasing availability of workers' compensation insurance starting in the early 1990's, many states began to enact reforms designed to reduce the cost of workers' compensation insurance, principally through a reduction in benefits or an increase in efficiencies in the system. In California, a reform package was enacted in 1993 providing, in part, a reduction of premium rates, an increase in the standard necessary to prove "stress"-related work injuries, group-self insurance for employers and the repeal of the minimum rate law effective January 1, 1995. In Florida, the assigned risk plan was abolished, and replaced by a joint underwriting authority. Other states have enacted or are considering similar reforms. Workers' compensation reform, to the extent it reduces premiums and introduces relative stability in the traditional workers' compensation market, may reduce the appeal of alternative market products such as those offered by the Company. This is apparent in California where workers' compensation rates have declined by more than 50% since mid-1993 while benefit levels actually increased. This will inevitably lead to significant losses for those traditional carriers who are writing this business. A number of these carriers have recently filed for significant rate increases. However, because of open rating in California, actual rates charged by carriers may vary significantly from filed base rates due to extensive use of credits.

  Legion is permitted to pay dividends only from statutory earned surplus. Subject to this limitation, the maximum amount of dividends that it is able to pay in any twelve-month period will be the greater of statutory net income in the preceding year or 10% of statutory surplus. Based on 1997 results, the maximum dividend Legion will be permitted to pay in 1998 is $21.9 million.

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

  Gross loss reserves of $95.0 million and $88.5 million at December 31, 1997 and 1996 have been discounted by $28.1 million and $23.3 million, respectively, assuming interest rates of 6% for medical malpractice reserves and 4% for excess workers' compensation reserves based on the recommended rate under Pennsylvania law. These reserves are also discounted in the Company's regulatory filings. In 1993 the Company adopted SFAS 113 and reclassified substantially all of its net retained medical malpractice reserves as claims deposit liabilities. On a net basis, therefore, the only discounted reserves are those relating to the Company's share of the excess reinsurance coverage provided in connection with each Legion program. After reinsurance, the net effect of this discounting was to increase net income after tax for 1997 and 1996 by $.1 million and $.2 million, respectively. This discounting reduced net loss reserves on the Consolidated Balance Sheets by $3.7 million and $3.5 million at December 31, 1997 and 1996, respectively.

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

  The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses:

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
Gross reserves for losses and loss adjustment
 expenses, beginning of year....................  $418,975  $314,927  $241,427
Recoverable from reinsurers.....................   350,318   256,678   178,002
                                                  --------  --------  --------
Net reserves for losses and loss adjustment ex-
 penses, beginning of year......................    68,657    58,249    63,425
Other reserves(1)...............................      (246)     (246)     (244)
                                                  --------  --------  --------
                                                    68,411    58,003    63,181
Provision for losses and loss adjustment ex-
 penses for claims occurring in:
  Current year..................................    50,301    35,456    26,569
  Prior years...................................      (444)   (3,021)   (2,264)
                                                  --------  --------  --------
Total losses and loss adjustment expenses in-
 curred.........................................    49,857    32,435    24,305
                                                  --------  --------  --------
Payments for losses and loss adjustment expenses
 for claims occurring in:
  Current year..................................   (10,850)  (11,072)   (9,763)
  Prior years...................................   (25,196)  (10,955)  (19,720)
                                                  --------  --------  --------
Total payments..................................   (36,046)  (22,027)  (29,483)
                                                  --------  --------  --------
Net reserves for losses and loss adjustment ex-
 penses, end of year............................    82,222    68,411    58,003
Other Reserves (1)..............................     2,780       246       246
                                                  --------  --------  --------
                                                    85,002    68,657    58,249
Recoverable from reinsurers.....................   630,697   350,318   256,678
                                                  --------  --------  --------
Gross reserves for losses and loss adjustment
 expenses, end of year..........................  $715,699  $418,975  $314,927
                                                  ========  ========  ========

--------
(1) Other reserves represent reinsurance contracts which are being run-off and which were written in subsidiaries other than Legion, plus reserves for other run-off business.

  The previous table presents a reconciliation of reserves in accordance with generally accepted accounting principles ("GAAP"). The following table reconciles the difference between the Legion portion of these reserves and those contained in regulatory filings made by Legion in accordance with statutory accounting practices ("SAP").

                    RECONCILIATION OF SAP AND GAAP RESERVES

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Reserves for Legion losses and loss adjustment
 expenses, end of year SAP.......................  $114,211  $105,657  $123,091
Gross-up for ceded reinsurance reserves..........   629,227   349,218   255,579
Provision for reinsurance uncollectible on a GAAP
 basis reported as a provision for unauthorized
 reinsurance on a SAP basis......................       924       924     1,500
Reclassification of loss reserves to Claims de-
 posit liabilities...............................   (29,011)  (34,456)  (61,631)
Elimination of statutory increase in assigned
 risk reserves...................................   (15,000)  (15,000)  (15,000)
Reserves for audit premium estimates not included
 on SAP basis....................................       730     1,198     1,178
                                                   --------  --------  --------
Reserves for Legion losses and loss adjustment
 expenses, end of year GAAP......................   701,081   407,541   304,717
Other non-US Reserves............................    10,489    10,088     8,864
                                                   --------  --------  --------
Liabilities for unpaid losses and loss adjustment
 expenses........................................   711,570   417,629   313,581
Reserves on run-off business.....................     4,129     1,346     1,346
                                                   --------  --------  --------
Total Reserves for Losses and Loss adjustment ex-
 penses, end of year GAAP                          $715,699  $418,975  $314,927
                                                   ========  ========  ========

  The following table presents the development of the Company's ongoing net reserves for 1988 through 1997. The top line of the table shows the estimated reserve for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This amount represents the estimated amount of losses and loss adjustment expenses for claims that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to the Company. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. It should be noted that the following table presents a "run-off" of balance sheet reserves, rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years.

                 ANALYSIS OF LOSS AND LOSS EXPENSE DEVELOPMENT
                       (NET OF REINSURANCE RECOVERABLE)

                                                        YEAR ENDED DECEMBER 31,
                         -----------------------------------------------------------------------------------------------
                          1988     1989     1990      1991      1992      1993      1994      1995      1996      1997
                         -------  -------  -------  --------  --------  --------  --------  --------  --------  --------
                                                             (IN THOUSANDS)
Gross reserve for
 losses and loss
 adjustment expenses
 (1)...................  $18,887  $42,577  $87,675  $141,843  $191,013  $204,510  $241,427  $314,927  $418,975  $715,699
Reinsurance reserves...   (9,525) (22,221) (52,321)  (89,295) (113,075) (148,637) (178,002) (256,678) (350,318) (630,697)
                         -------  -------  -------  --------  --------  --------  --------  --------  --------  --------
Net reserve for losses
 and loss adjustment
 expenses..............    9,362   20,356   35,354    52,548    77,938    55,873    63,425    58,249    68,657    85,002
Other reserves (3).....   (3,199)  (1,778)    (595)     (702)     (769)     (356)     (244)     (246)     (246)   (2,780)
                         -------  -------  -------  --------  --------  --------  --------  --------  --------  --------
                           6,163   18,578   34,759    51,846    77,169    55,517    63,181    58,003    68,411    82,222
Reclassification of
 reserves to claim
 deposit liabilities
 (2)...................   (4,793) (12,560) (20,796)  (28,322)  (36,078)      --        --        --        --        --
                         -------  -------  -------  --------  --------  --------  --------  --------  --------  --------
Reserve for losses and
 loss adjustment
 expenses restated for
 the effects of SFAS
 113 :                     1,370    6,018   13,963    23,524    41,091    55,517    63,181    58,003    68,411    82,222
Reserve re-estimated as of :
One year later.........    6,741   20,220   35,453    53,193    40,443    55,131    60,917    54,982    67,966
Two years later........    7,640   20,476   34,953    24,269    41,433    52,381    56,767    54,328
Three years later......    8,213   20,434   13,131    23,298    39,351    47,657    56,291
Four years later.......    7,737    6,328   12,132    22,010    36,330    47,740
Five years later.......    2,042    6,397   12,268    20,390    36,424
Six years later........    2,218    5,993   10,649    20,500
Seven years later......    2,110    4,737   10,700
Eight years later......    1,859    4,768
Nine years later.......    1,862
Cumulative Redundancy
 (Deficiency)..........     (492)   1,250    3,263     3,024     4,667     7,777     6,890     3,675       445
Percentage.............      -36%      21%      23%       13%       11%       14%       11%        6%        1%
RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES WITHOUT THE EFFECT OF DISCOUNTING :
Discounted reserve.....  $ 6,163  $18,578  $34,759  $ 51,846  $ 77,169  $ 55,517  $ 63,181  $ 58,003  $ 68,411  $ 82,222
Total Discount.........    1,919    4,144    6,091     8,345    10,785     1,387     2,905     3,291     3,547     3,671
                         -------  -------  -------  --------  --------  --------  --------  --------  --------  --------
Ultimate Reserve
 Liability.............    8,082   22,722   40,850    60,191    87,954    56,904    66,086    61,294    71,958    85,893
Reclassification of re-
 serves to claim de-
 posit liabilities
 (2)...................   (6,712) (16,704) (26,889)  (36,667)  (46,862)      --        --        --        --        --
                         -------  -------  -------  --------  --------  --------  --------  --------  --------  --------
Ultimate reserve
 liability restated for
 the effects of SFAS
 113...................    1,370    6,018   13,961    23,524    41,092    56,904    66,086    61,294    71,958    85,893
Reserve re-estimated as
 of :
One year later.........    8,364   23,493   41,084    60,820    40,443    56,272    63,480    57,866    71,008
Two years later........    8,827   23,760   39,668    24,269    41,433    53,410    59,186    57,097
Three years later......    9,494   23,025   13,131    23,298    39,351    48,499    58,558
Four years later.......    8,743    6,328   12,132    22,010    36,330    48,400
Five years later.......    2,042    6,397   12,268    20,390    36,424
Six years later........    2,218    5,993   10,649    20,500
Seven years later......    2,110    4,737   10,700
Eight years later......    1,859    4,768
Nine years later.......    1,862
Cumulative Redundancy
 (Deficiency) without
 discount effect.......     (492)   1,250    3,261     3,024     4,668     8,504     7,528     4,197       950
Percentage.............      -36%      21%      23%       13%       11%       15%       11%        7%        1%
Cumulative Amount of Reserve Paid through :
One year later.........  $   432  $ 1,768  $ 4,705  $  9,647  $ 15,972  $ 17,909  $ 19,720  $ 10,955  $ 25,196
Two years later........      807    2,590    4,986    13,158    21,121    25,306    21,054    22,422
Three years later......    1,115    3,541    6,077    15,104    24,991    27,134    28,547
Four years later.......    1,452    3,857    6,859    16,897    25,510    31,972
Five years later.......    1,637    4,093    7,533    17,311    28,110
Six years later........    1,723    4,322    7,381    17,943
Seven years later......    1,899    3,842    7,484
Eight years later......    1,713    3,662
Nine years later.......    1,633

-------
(1) Medical malpractice reserves have been discounted at 8% in 1988, 8.25% in 1989 and 1990, and 6% in 1991, 1992, 1993, 1994, 1995, 1996 and 1997.
(2) The re-classification of reserves to claims deposit liabilities is a result of the adoption of SFAS 113.
(3) Other reserves represent reinsurance contracts which are being run-off and which were written in subsidiaries other than Legion, plus reserves for other run-off business.

INVESTMENTS AND INVESTMENT RESULTS

  For a complete description of the Company's Investments and investment results See Note 5 to Consolidated Financial Statements.

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

  As a part of this examination the IRS has questioned whether certain clients of the Insurance Profit Center Program properly deducted all or a portion of the premium paid in connection with their program. In general, the IRS has challenged the deductibility of premiums paid to captive insurance companies in a series of rulings and cases since 1977. The Company believes that the particular fact situations of each of its Insurance Profit Center clients are sufficiently diverse such that no general determination can be made with respect to the appropriate tax treatment of the premium paid by participants in the Company's programs. To the Company's knowledge, none of the small number of clients reviewed by the IRS, has received notices of any significant adjustment to their tax liability.

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

  Not applicable.

                              EXECUTIVE OFFICERS

                                                 PRINCIPAL OCCUPATION &
 NAME                          AGE OFFICER SINCE BUSINESS EXPERIENCE
 ----                          --- ------------- ----------------------
 Robert A. Mulderig..........   45     1982      Chief Executive Officer of the
                                                 Company since 1982; Chairman
                                                 of Legion Insurance Co.,
                                                 ("Legion"); Director of
                                                 Professional Risk Management
                                                 Services, Inc., The Galtney
                                                 Group, Inc., Everest Re
                                                 (Holdings) Ltd and The Bank of
                                                 N.T. Butterfield & Sons Ltd.
                                                 Also serves as a director or
                                                 officer of a number of
                                                 unaffiliated captive insurance
                                                 companies to which the Company
                                                 provides management services.
 John Kessock, Jr............   49     1979      President of the Company,
                                                 Mutual Group Ltd. and Legion;
                                                 primarily responsible for
                                                 marketing the Company's
                                                 programs since 1979; Chairman
                                                 of CRS and the IPC Companies.
 Richard G. Turner...........   47     1984      Executive Vice President of
                                                 the Company; President of CRS
                                                 since 1984; Director of
                                                 Colonial Penn Insurance
                                                 Company, Vice President of
                                                 Marketpac International, a
                                                 subsidiary of American
                                                 International Group, from 1979
                                                 to 1984.
 Glenn R. Partridge..........   44     1983      Executive Vice President of
                                                 the Company; Senior Vice
                                                 President of Legion Insurance
                                                 Co.; primarily responsible for
                                                 Legion's underwriting function
                                                 since 1987; Vice President of
                                                 CRS from 1983 to 1987.
 James C. Kelly..............   43     1985      Senior Vice President and
                                                 Chief Financial Officer of the
                                                 Company; Vice President and
                                                 Chief Financial Officer since
                                                 March 1991; Vice President &
                                                 Controller since 1985.
 Paul D. Watson..............   39     1986      Senior Vice President of the
                                                 Company; Vice President of the
                                                 Company since March 1991;
                                                 President of the IPC Companies
                                                 since July 1992; held various
                                                 management and accounting
                                                 positions since joining the
                                                 Company in 1986.
 Richard E. O'Brien..........   40     1995      Vice President, Secretary and
                                                 General Counsel since March
                                                 1995. Prior thereto partner in
                                                 the law firm of Dunnington,
                                                 Bartholow & Miller, New York.

   All Executive Officers are appointed by the Company's Board of Directors and serve until the next annual general meeting of the shareholders or until their successors are appointed.

                                    PART II

ITEM 5. MARKET FOR COMMON SHARES

  The Company's Common Shares have been listed on the New York Stock Exchange under the symbol MM since June 25, 1991. The Common Shares were listed in connection with the Company's initial public offering completed in July 1991. There were 377 holders of record of the Company's Common Shares as of February 27, 1998.

  The following table sets forth the high and low closing sale prices for the Shares during 1996 and 1997 for the calendar quarters indicated as reported by the New York Stock Exchange Composite Tape.

                                                             HIGH      LOW
                                                             ----      ---
   YEAR ENDED DECEMBER 31, 1996
     First Quarter.......................................... 17 11/32  15 15/32
     Second Quarter......................................... 17 1/4    14 13/64
     Third Quarter.......................................... 15 13/16  13 5/8
     Fourth Quarter......................................... 18 1/2    14 1/4
   YEAR ENDED DECEMBER 31, 1997
     First Quarter.......................................... 19 11/16  17 1/2
     Second Quarter......................................... 22 15/16  16 3/4
     Third Quarter.......................................... 25 3/4    22 7/8
     Fourth Quarter......................................... 29 15/16  25 3/32
   YEAR ENDED DECEMBER 31, 1998
     First Quarter (through March 20)....................... 34 7/16   28 3/16

  The last reported sale price of the Common Shares on the New York Stock Exchange Composite Tape on March 20, 1998 was $34 5/16.

  During 1997 and 1996 the Company paid dividends of $.19 and $.16 per Common Share respectively. Dividends are paid quarterly.

  The Company's ability to pay dividends is restricted due to certain insurance regulations. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and Note 11 to Consolidated Financial Statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                         YEAR ENDED DECEMBER 31,
                          --------------------------------------------------------
                             1997        1996        1995        1994       1993
                          ----------  ----------  ----------  ----------  --------
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Revenues................  $  214,786  $  157,702  $  127,493  $  133,010  $109,495
                          ----------  ----------  ----------  ----------  --------
Income before income
 taxes and minority
 interest...............      58,539      45,596      39,692      33,376    28,101
                          ----------  ----------  ----------  ----------  --------
Income before minority
 interest...............      47,938      37,454      30,830      25,361    21,710
                          ----------  ----------  ----------  ----------  --------
Net income..............      47,938      37,198      30,354      25,102    21,598
                          ----------  ----------  ----------  ----------  --------
Net income available to
 common shareholders....      47,833      37,032      30,164      24,973    21,493
                          ----------  ----------  ----------  ----------  --------
Diluted earnings per
 common share: (1)
  Operating income (2)..        1.19         .98         .83         .71       .59
  Realized capital
   (losses) gains (3)...        (.03)       (.03)       (.02)       (.02)      .01
                          ----------  ----------  ----------  ----------  --------
Net income available to
 common shareholders....        1.16         .95         .81         .69       .60
                          ----------  ----------  ----------  ----------  --------
Dividends per common
 share..................         .19         .16         .13         .11       .08
                          ----------  ----------  ----------  ----------  --------
Diluted weighted average
 number of common shares
 outstanding (1)........      46,783      45,278      38,310      36,045    36,055
                          ----------  ----------  ----------  ----------  --------
                                           AS AT DECEMBER 31,
                          --------------------------------------------------------
                             1997        1996        1995        1994       1993
                          ----------  ----------  ----------  ----------  --------
                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Total assets............  $2,147,161  $1,638,671  $1,379,608  $1,022,537  $861,946
                          ----------  ----------  ----------  ----------  --------
Reserve for losses and
 loss expenses..........     715,699     418,975     314,927     241,427   204,510
                          ----------  ----------  ----------  ----------  --------
Long-term debt (4)......     128,711     122,211     116,613       3,400     6,486
                          ----------  ----------  ----------  ----------  --------
Redeemable preferred and
 common shares..........       1,929       4,463       4,026       3,564     3,455
                          ----------  ----------  ----------  ----------  --------
Shareholders' equity....     259,798     207,991     165,503     124,993   115,068
                          ----------  ----------  ----------  ----------  --------

--------
(1) See Note 2 I of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute per share amounts.
(2) Operating income--under generally accepted accounting principles ("GAAP") Operating income, which excludes realized capital (losses) gains--net of tax, is not separately presented. It is presented here as supplemental information. This should not be considered a better measure than net income calculated in accordance with GAAP.
(3)  Net of tax.
(4)  See Note 6 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

  Consolidated Net Income increased by 29% to $47.8 million in 1997 from $37.0 million in 1996 which was in turn a 23% increase over the $30.2 million earned in 1995. The increase in 1997 earnings was primarily attributable to the growth experienced in the Program Business segment which benefited from the acquisition of Small Business Underwriters ("SBU") as well as the expansion of Professional Underwriters Corporation ("PUC") into New York State. 1996 earnings growth was also a result of the growth in the Program Business segment, as well as the acquisitions of The Hemisphere Group Limited ("Hemisphere") and PUC.

  Set forth in Table I is an analysis of the components of the Company's revenues for each of the last three years. Revenue is not considered to be the best measure of the Company's performance since it includes Premiums earned which historically have been closely matched by Total insurance costs and should not have a significant impact on Net income. Excluding Premiums earned, revenues increased in 1997 by 29% over 1996 which increased 28% over 1995.

TABLE I--REVENUES

                                           YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------
                                   1997    GROWTH %   1996    GROWTH %   1995
                                 --------  -------- --------  -------- --------
                                                (IN THOUSANDS)
Fee income...................... $105,856     31    $ 80,691     26    $ 64,107
Premiums earned.................   84,200     49      56,413     17      48,207
Net investment income...........   26,281     17      22,461     39      16,182
Realized capital losses.........   (1,609)    19      (1,983)   (80)     (1,102)
Other income....................       58    (52)        120     20          99
                                 --------    ---    --------    ---    --------
Total........................... $214,786     36    $157,702     24    $127,493
                                 ========    ===    ========    ===    ========

  The growth of Fee income has been primarily due to the strong growth in Program Business which more than compensated for the decline in Corporate Risk Management business.

  Overall, pre-tax profit margins on Fee income continue to remain steady at 41% in 1997 compared to 40% in 1996 and 43% in 1995.

                               SEGMENT ANALYSIS

  The components of Fee income by business segment are illustrated in Table
II.

TABLE II--FEE INCOME BY BUSINESS SEGMENT

                                              YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                       1997   GROWTH %  1996   GROWTH %  1995
                                     -------- -------- ------- -------- -------
                                                   (IN THOUSANDS)
Program Business fees............... $ 47,479   143    $19,569   169    $ 7,280
Corporate Risk Management fees......   42,608   (14)    49,451     3     48,147
Specialty Brokerage fees............    7,025    25      5,612    29      4,350
Financial Services fees.............    8,744    44      6,059    40      4,330
                                     --------   ---    -------   ---    -------
Total............................... $105,856    31    $80,691    26    $64,107
                                     ========   ===    =======   ===    =======

PROGRAM BUSINESS

  Program Business, the fastest growing segment of the Company's business, involves replacing traditional insurers as the conduit between producers of specialty books of business and reinsurers wishing to write that business. Program Business accounted for 45% of total Fee income for 1997 compared to 24% in 1996 and 11% in 1995. This growth has resulted from the continued expansion of this business as a result of reinsurers' increased appetite for premium volume in this soft market, and the acquisition of SBU on February 1, 1997. Fees earned on individual Program accounts are more likely to grow compared to Corporate accounts, because new policy holders are constantly being added in each program, also they have a higher retention rate than Corporate accounts due to the complexity of Program accounts. Pre-tax margins in this segment were 41% for 1997 compared to 38% in 1996 and 48% in 1995. The decrease in margins in 1996 was due to the acquisition of PUC which has lower margins due to the labor intensive nature of its services.

CORPORATE RISK MANAGEMENT

  Corporate Risk Management, the Company's original business segment, involves providing services to businesses and associations seeking to insure a portion of their risk in a loss sensitive Alternative Market structure. This segment, which accounted for 40% of total Fee income for 1997 compared to 61% in 1996 and 75% in 1995, has been the most affected by the extremely soft insurance market cycle for commercial risks. Corporate Risk Management fees decreased in 1997 for the first time due to these soft market conditions. The number of Corporate Risk Management accounts decreased in 1997 to 154 from 180 in 1996 which was in turn down from 194 in 1995. Profit margins remained consistent, despite the difficult market, at 44% in 1997 compared to 43% in 1996 and 45% in 1995.

  Historically, workers' compensation has been the major line of business written by the Company in both its Corporate Risk and Program Business segments. Competition for workers' compensation business has increased in recent years, as a result of generally improved reported underwriting results and workers' compensation reform legislation. The resulting under-pricing of workers' compensation risks by traditional insurers reduces the incentive for insureds to enter "Alternative Market" vehicles such as those offered by the Company in its Corporate Risk Management segment. Despite these competitive forces, the Company was successful in increasing its business in most states as a result of the attractiveness of Program Business in this soft reinsurance market. In 1997 the Company added 25 new Program and Corporate Risk accounts in California compared to 8 in 1996 and 6 in 1995, while increasing the renewal rate to 85% from 77% in 1996 and 74% in 1995. There were 48 California based accounts at the end of 1997 compared to 27 in 1996 and 25 in 1995. The Company continued to strive to diversify its business to reduce its reliance on the workers' compensation market and was successful in doing so. As a percentage of Total Fee income, workers' compensation accounts decreased from over 80% at December 31, 1994 to 57% at December 31, 1997 as a result of the Company writing accounts which comprise other lines of coverage such as commercial auto liability, auto physical damage and other liability coverages as well as the expansion of the Company's Financial Services segment.

SPECIALTY BROKERAGE

  The Company's Specialty Brokerage business segment provides access to Alternative Risk Transfer insurers and reinsurers in Bermuda and Europe. Despite declines in premium on new and renewal policies, fees in this segment continued to grow. Renewal rates remained high at 85% for 1997 compared to 86% for 1996 and 87% for 1995. Profit margins decreased slightly to 35% from 37% in 1996 and 40% in 1995.

FINANCIAL SERVICES

  Financial Services, the Company's newest business segment, is being built on the 1996 acquisition of Hemisphere which provides administrative services to offshore mutual funds and other companies. The Financial Services segment also includes the Company's newly launched family of proprietary mutual funds and MRM Life. MRM Life was recently incorporated to issue variable insurance products in Bermuda. This segment accounted for 8% of total Fee income for both 1997 and 1996 up from 7% in 1995. Fees from Financial Services increased primarily as a result of an increase in the number of mutual funds under management from 60 in 1995 and 85 in 1996, to 129 in 1997 as well as relatively high renewal rates of 98% in 1995, 80% in 1996 and 93% in 1997. Profit margins improved from 14% in 1995 and 20% in 1996 to 26% in 1997. Margins in the Financial Services segment are expected to decline slightly in 1998 due to start up costs being incurred in connection with the MRM mutual funds and MRM Life and on account of a revised Executive Incentive Plan being implemented at Hemisphere.

                                 UNDERWRITING

  The Company generally requires each Corporate Risk Management client to indemnify it against an underwriting loss and the client normally provides collateral for at least the difference between the funds available in that client's account and the level of expected losses as actuarially determined by the Company, although in certain circumstances the collateral level is below the level of expected losses. The Company faces a credit exposure in the event that losses exceed their expected level and the client is unable or unwilling to honor its indemnity to the Company. The Company also faces credit exposure on both Program and Corporate Risk Business if its clients or brokers fail to pay the premium due and through failure of reinsurers to honor their obligations.

  The Company has established provisions for losses as a result of these exposures for certain clients and reinsurers. These provisions, which totaled $5.6 million at December 31, 1997, $4.5 million in 1996 and $4.0 million in 1995, reduced the level of Fee income in each year by $1.1 million, $.5 million and $.2 million respectively. The increase in the number of accounts and their inherent growth in premium volume, the increase in the clients' aggregate retentions since 1991, the amounts recoverable from reinsurers which amounted to $787 million at December 31, 1997 and $424 million at December 31, 1996, in addition to competitive factors which have limited the amount of collateral that clients are willing to provide, have significantly increased the Company's exposure to such losses. The Company evaluates the financial condition of its clients, brokers and reinsurers to minimize its exposure to losses from insolvencies.

  Premiums earned increased by 49% in 1997, and 17% in 1996, these increases are directly attributable to the shift in business from the Corporate Risk Management segment to the Program Business segment and the strong growth within this segment. Program Business usually involves higher premiums than business derived from the Corporate Risk Management segment. Premiums earned represent the net premiums retained by the Company on which it bears underwriting risk. The Company believes that both the volatility of underwriting profit or loss and the probability of experiencing a severe underwriting loss are less than would ordinarily be expected for a traditional property/casualty insurer, due to the nature of the business written by the Company and the structure of its reinsurance. In the past, the level of Premiums earned has been closely matched by the level of Total insurance costs resulting in small amounts of underwriting loss as a percentage of Premiums earned. The fact that Premiums earned are generally matched by Total insurance costs means that even a significant fluctuation in Premiums earned will have a relatively insignificant impact on the Company's Net income.

  Included in Premiums earned are assigned risk premiums of $8.4 million in 1997 as compared to $7.8 million in 1996 and $11.9 million in 1995. The underwriting losses associated with these assigned risk premiums, together with other charges imposed by certain states on voluntary insurers such as Legion to support involuntary market losses ("residual market loads") are passed on by Legion to clients.

  The Company's principal exposure to underwriting loss exists in relation to the premium associated with the Company's retention of a portion of the specific and aggregate excess risk on each client's account. It is on this retained excess risk that the Company may experience the most significant volatility in underwriting results. The portion of the Company's Premiums earned which relate to this risk was $3.9 million in 1997 as compared to $3.3 million in 1996 and $3.9 million in 1995, representing 3%, 6% and 8% of Premiums earned in 1997,

1996 and 1995 respectively. The Company incurred an underwriting loss of $1.5 million in 1997, $.2 million in 1996 and $1.0 million in 1995 as a result of the retained risk on its treaties and increases in acquisition expenses. The Company takes 100% of the risk within the first $1.25 million layer of the aggregate excess exposure on its main treaty up to a deductible amount equal to 1.5% of the Company's gross premiums (as defined) and 10% of the risk over a loss ratio of 120%, in the event that the loss ratio for the first layer exceeds 120% the Company takes no share of the risk in the layer $3.75 million excess of $1.25 million per account. The maximum retention for specific excess losses is 10% of $.75 million excess of $.25 million per occurrence. On other treaties the Company has decreased its exposure for excess losses.

                               INVESTMENT INCOME

  Gross investment income increased by $2.2 million or 8% to $29.7 million in 1997 from $27.5 million in 1996 and $20.3 million in 1995 as a result of increases in gross invested assets. Net investment income after adjusting for investment income which is payable to others increased by 17% to $26.3 million in 1997 from $22.5 million in 1996 and $16.2 million in 1995. Net invested assets increased $11 million or 3% to $398 million in 1997 from $387 million in 1996 and $345 million in 1995. The yield on these assets increased to 6.7% from 6.1% in 1996 and 6.3% in 1995. The Company's investment income is produced through the investment of its capital funds, long term debt, other funds held representing amounts due others and reserves held by the Company for unearned premiums and unpaid losses. The Company carries $42.4 million at December 31, 1997 and $45.7 million at December 31, 1996 on its Consolidated Balance Sheets as Claims deposit liabilities. These liabilities relate to loss obligations which, under SFAS 113, are not classified as insurance. Investment income on these funds of $2.5 million in 1997, $4.0 million in 1996 and $3.5 million in 1995, is credited directly to the Claims deposit liability account.

  The breakdown of expenses for each of 1997, 1996 and 1995 is set forth in Table III.

TABLE III--EXPENSES

                                               YEAR ENDED DECEMBER 31,
                                     -------------------------------------------
                                       1997   GROWTH %   1996   GROWTH %  1995
                                     -------- -------- -------- -------- -------
                                                   (IN THOUSANDS)
Losses incurred..................... $ 49,857    54    $ 32,435    33    $24,305
Acquisition costs...................   35,816    48      24,185    (3)    24,935
                                     --------   ---    --------   ---    -------
Total insurance costs...............   85,673    51      56,620    15     49,240
Operating expenses..................   62,916    29      48,663    33     36,481
Interest expense....................    6,502     5       6,215   236      1,852
Other expense.......................    1,156    90         608   166        228
                                     --------   ---    --------   ---    -------
Total............................... $156,247    39    $112,106    28    $87,801
                                     ========   ===    ========   ===    =======

  The increases in Total insurance costs were the direct result of the increases in Premiums earned during these periods. Losses incurred increased as a direct result of the decreased use of large deductible policies, and the increase in Program Business. The Company discounts its specific and aggregate workers' compensation reserves using a 4% rate recommended under Pennsylvania law where Legion Insurance is domiciled. The net effect of this discounting was to increase Net income after tax for the years ended December 31, 1997, 1996 and 1995 by $.1 million, $.2 million and $.3 million respectively. Discounting also reduced net loss reserves by $3.7 million, $3.5 million and $3.3 million at December 31, 1997, 1996 and 1995. The 48% increase in Acquisition costs from 1996 to 1997 is a direct result of the 49% increase in premiums earned. The 3% decrease from 1995 to 1996 is attributable to: (a) the fact that Acquisition costs in all years include significant expenses associated with the involuntary workers' compensation business the Company is required to assume and over which it has no control. Such expenses have no net financial impact on the Company as they are recharged to clients. These expenses decreased in 1996 and (b) Acquisition costs on large deductible policies are higher in relation to the associated premium than under a traditional guaranteed cost policy. The volume of deductible programs written by the Company decreased in 1996.

  The primary factors responsible for the increases in Operating expenses were: (a) the increased cost of administering the Company's highly regulated policy-issuing subsidiaries, as the volume of policies issued increased; (b) increased personnel costs in all areas, caused by an increase in the number of full time employees from 433 in 1996 to 617 in 1997, resulting from the growth of the Company's businesses as well as the impact of the Company's growth in revenues and profits on employee bonus plans; and (c) the acquisitions of SBU and Hugo Trust as well as the expansion of PUC into New York State.

  The charges for Income taxes represent effective tax rates of 18.1%, 17.9% and 22.3% respectively. The reduced tax rates experienced since 1995 are primarily due to increased earnings outside of the United States and the tax benefit derived from the exercise of employee stock options. These factors plus the Company's investment in tax-exempt municipal securities, offset by state income taxes, are the major causes of the difference between the expected federal income tax rate in the United States of 35% plus state income taxes and the Company's effective rates in each year. The Legion Companies, as insurance companies in the United States, are subject to income tax on an accelerated basis and, as a result, a deferred tax benefit was carried on the Consolidated Balance Sheets of $4.6 million in 1997 and $3.4 million in 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

INVESTMENTS

  At December 31, 1997 the market value of the Company's Total marketable investments was $474 million, as compared to $452 million at December 31, 1996. In accordance with SFAS 115, Investments available for sale are reported at fair market value with unrealized gains and losses included as a separate component of Shareholders' equity. These Investments generally consist of investment grade fixed-income securities which the Company believes are readily marketable and could be liquidated to meet cash requirements, if necessary.

CASH FLOW

  Cash flow from operations has historically provided the Company its principal source of liquidity. The Company has continued to produce a positive cash flow with $55.2 million of cash provided from operations during 1997, as compared to $61.5 million in 1996 and $33.5 million in 1995.

  The Company believes that it will continue to maintain a positive cash flow from operations in the foreseeable future and will be able to meet its liquidity requirements. Excess cash flow from operations has principally been used in each year to increase the Company's investment portfolio. In October 1995 the Company completed a private placement of Zero Coupon Convertible Exchangeable Subordinated Debentures due 2015 with a principal amount at maturity of $324 million. The net proceeds from the offering were $112 million after expenses. The Debentures carry a yield of 5.25% per annum and are convertible into 21.52 Common Shares of the Company per $1,000 principle amount at maturity or an aggregate of 6,978,800 Common Shares.

INSURANCE OPERATIONS

  At the end of 1997 and 1996, 70% and 68% respectively, of the Company's Total marketable investments were held by the Company's policy-issuing subsidiaries in the United States. These companies are restricted by regulation in the amount of dividends they can pay without prior regulatory approval to $21.9 million in 1998 (based on 1997 results) and will continue to face these restrictions in the future. During 1997 they paid a dividend of $2 million. They are also required to maintain certain deposits with or supply letters of credit to regulatory authorities which totaled $135 million at December 31, 1997 ($51 million of deposits and $84 million of letters of credit) as compared to $126 million at December 31, 1996 ($44 million of deposits and $82 million of letters of credit).

  A widely accepted factor used by regulators and rating agencies in evaluating insurance companies is the ratio of net premiums written to policyholders' surplus which is an indication of the degree to which an insurer is leveraged. Because of the low level of net premiums written, they have produced a relatively low ratio on this basis of approximately 0.4:1 in 1997, 0.3:1 in 1996 and 0.5:1 in 1995 and should continue to produce relatively low ratios in the future. The accepted industry standard for this ratio is below 3:1. Due to the nature of the Company's operations, a more appropriate indication of leverage is the ratio of gross premium written to policyholders' surplus, which amounted to 3.0:1 in 1997, 2.4:1 in 1996 and 2.6:1 in 1995. The National Association of Insurance Commissioners ("NAIC") has established that an "unusual value" for this ratio would be 9:1 or higher. The Company has adopted a policy that this ratio should not exceed 4:1.

  The NAIC has adopted a risk-based capital ("RBC") formula to be applied to all property/casualty insurance companies. The formula measures capital and surplus needs based on an insurance company's products and investment portfolio and is to be used as a tool to identify weakly capitalized companies. An insurance company that does not meet the threshold RBC measurement standards could be required to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. At December 31, 1997 the Company's policy-issuing subsidiaries met the RBC requirements with a combined required risk-based capital of $45.6 million and an actual adjusted capital of $196.8 million.

SHAREHOLDERS' EQUITY

  Shareholders' equity increased 25% to $260 million at December 31, 1997 from $208 million at December 31, 1996. This increase was attributable primarily to Net income in 1997, less dividends paid, plus the value of shares issued on the exercise of employee stock options and the movement in unrealized gains and losses on Investments. The unrealized gain on Investments was $4.0 million at December 31, 1997, net of tax compared to $.1 million a year earlier. This $3.9 million change was a result of the changes in the market for fixed income securities. During 1997 the total number of Common Shares outstanding increased to 38,814,051 from the 1996 level of 38,063,706, mainly as a result of the exercise of employee stock options.

TOTAL ASSETS

  Total assets increased to $2.1 billion at December 31, 1997, a 31% increase from $1.6 billion at December 31, 1996. $625.2 million, or 29% of Total assets, in 1997 and $576.7 million, or 35%, in 1996 related to Assets held in separate accounts. As detailed in Note 2A to the Consolidated Financial Statements, such assets are principally managed assets attributable to participants in the Company's IPC Programs.

INFLATION

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

IMPACT OF YEAR 2000

  The Company is modifying all software that is not Year 2000 compliant.

  The Company is utilizing both internal and external resources to program or replace and test the software for Year 2000 modifications. The Company anticipates that this exercise will be completed during 1998 and will not be a material cost, due to the fact that most systems are relatively new and were Year 2000 compliant when purchased.

RECENT ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board has recently issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". Both statements are effective for periods beginning after December 15, 1997. The Company is currently considering the effects of these statements on its financial statement presentation and disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's consolidated financial statements for the years ended December 31, 1997, 1996 and 1995 are filed herewith in response to Item 14.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8K

A. EXHIBITS


 EXHIBIT NO. DESCRIPTION
 ----------- -----------
  3.1        Memorandum of Association(1)
  3.2        Bye-Laws of Registrant(4)
  3.3        Bye-Laws of IPC Mutual Holdings Ltd.(1)
  4.1        Form of Stock Certificate(1)
  4.2        Indenture dated as of October 30, 1995 relating to the Company's
             Zero Coupon Convertible Exchangeable Subordinated Debentures due
             2015. (5)
 10.1        Exchange Agreement between The Galtney Group Inc. and Mutual Group
             Ltd. with respect to shares of common stock of Professional Risk
             Management Services, Inc.(1)
 10.2        Share Purchase Agreements with Messrs. Partridge, Turner and
             Kelly(1)(3)
 10.3        Mutual Risk Management Ltd. 1988 Stock Option Plan(1)(3)
 10.4        Long Term Incentive Plan(2)(3)
 10.5        Form of Director's Stock Option Grant Agreement(2)(3)
 10.6        Form of Non-Qualified Stock Option Grant Agreement(2)(3)
 10.7        Form of Shareholders Agreement relating to the IPC Program(1)
 10.8        Agreement between Mutual Risk Management (Bermuda) Ltd. and Robert
             A. Mulderig relating to Hemisphere Trust Company Limited. (6)
 10.9        Directors Deferred Cash Compensation Plan(3)(5)
 10.10       Directors Restricted Stock Plan(3)(5)
 11.1        Computation of Earnings Per Share
 21.1        List of subsidiaries
 23.1        Consent and Reports of Ernst & Young
 27.1        Financial Data Schedule for (current) fiscal year ended Dec-31-
             1997
 27.2        Restated FDS for quarter ended Sep-30-1997
 27.3        Restated FDS for quarter ended Jun-30-1997
 27.4        Restated FDS for quarter ended Mar-31-1997
 27.5        Restated FDS for fiscal year ended Dec-31-1996
 27.6        Restated FDS for quarter ended Sep-30-1996
 27.7        Restated FDS for quarter ended Jun-30-1996
 27.8        Restated FDS for quarter ended Mar-31-1996

--------
(1) Incorporated by reference to Form S-1 Registration Statement (No. 33-40152) of Mutual Risk Management Ltd. declared effective June 25, 1991.
(2) Incorporated by reference to the 1991 Annual Report on Form 10-K of Mutual Risk Management Ltd.
(3) This exhibit is a management contract or compensatory plan or arrangement.
(4) Incorporated by reference to Form 10-Q of Mutual Risk Management Ltd. for the period ended June 30, 1996.
(5) Incorporated by reference to 1995 Annual Report on Form 10-K of Mutual Risk Management Ltd.
(6) Incorporated by reference to 1996 Annual Report on Form 10-K of Mutual Risk Management Ltd.

B. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

   Consolidated Financial Statement........................................ F-1
   Notes to Consolidated Financial Statements.............................. F-5
   Independent Auditors' Report............................................ F-23
   Schedule II Condensed Financial Information of Registrant............... S-1
   Schedule VI Supplementary Insurance Information......................... S-4

  All other schedules required by Article 7 of Regulation S-X are not required under the related instructions, are inapplicable or are included elsewhere in this filing, and therefore have been omitted.

C. REPORTS ON FORM 8-K

  None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda, on March 18, 1998.

                                          MUTUAL RISK MANAGEMENT LTD.

                                          By: /s/ Robert A. Mulderig
                                            -----------------------------------
                                               Robert A. Mulderig
                                               Chairman and Chief Executive
                                                Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                     DATE



   /s/ Robert A. Mulderig      Chairman and Chief Executive
-----------------------------  Officer (Principal Executive    March 18, 1998
     Robert A. Mulderig        Officer)


    /s/ John Kessock, Jr.      President, Director and
-----------------------------  Authorized U.S.                 March 18, 1998
      John Kessock, Jr.        Representative


    /s/ Richard G. Turner      Executive Vice President and
-----------------------------  Director
                                                               March 18, 1998

      Richard G. Turner

   /s/ Glenn R. Partridge      Executive Vice President and
-----------------------------  Director
                                                               March 18, 1998

     Glenn R. Partridge

     /s/ James C. Kelly        Senior Vice President and
-----------------------------  Chief Financial Officer         March 18, 1998
       James C. Kelly          (Principal Financial and
                               Accounting Officer)


     /s/ Roger E. Dailey       Director
-----------------------------                                  March 18, 1998

       Roger E. Dailey

     /s/ David J. Doyle        Director

                                                               March 18, 1998
-----------------------------
       David J. Doyle

     /s/ Arthur E. Engel       Director

                                                               March 18, 1998
-----------------------------
       Arthur E. Engel

   /s/ Allan W. Fulkerson      Director

                                                               March 18, 1998
-----------------------------
     Allan W. Fulkerson

 /s/ William F. Galtney, Jr.   Director

                                                               March 18, 1998
-----------------------------
   William F. Galtney, Jr.

   /s/ Beverly H. Patrick      Director

                                                               March 18, 1998
-----------------------------
     Beverly H. Patrick

   /s/ Jerry S. Rosenbloom     Director

                                                               March 18, 1998
-----------------------------
     Jerry S. Rosenbloom

   /s/ Norman L. Rosenthal     Director

                                                               March 18, 1998
-----------------------------
     Norman L. Rosenthal

    /s/ Joseph D. Sargent      Director

                                                               March 18, 1998
-----------------------------
      Joseph D. Sargent

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           AS OF DECEMBER 31,
                                                          ---------------------
                                                             1997       1996
                                                          ---------- ----------
                                                             (IN THOUSANDS)
ASSETS
Cash and cash equivalents................................ $   78,939 $   52,242
Investments--
  Held in available for sale account at fair value
   (Amortized cost $389,292; 1996--$399,871).............    395,143    400,191
                                                          ---------- ----------
    Total marketable investments.........................    474,082    452,433
Other investments........................................      9,428      2,968
Investment income due and accrued........................      3,768      4,976
Accounts receivable......................................    160,364    123,956
Reinsurance receivables..................................    630,697    350,318
Deferred expenses........................................     29,992     20,613
Prepaid reinsurance premiums.............................    156,018     73,588
Fixed assets.............................................     13,373      9,382
Deferred tax benefit.....................................      4,607      3,362
Goodwill.................................................     32,916     14,957
Other assets.............................................      6,699      5,406
Assets held in separate accounts.........................    625,217    576,712
                                                          ---------- ----------
    Total Assets......................................... $2,147,161 $1,638,671
                                                          ========== ==========
LIABILITIES, REDEEMABLE PREFERRED & COMMON SHARES &
 SHAREHOLDERS' EQUITY
LIABILITIES
Reserve for losses and loss expenses..................... $  715,699 $  418,975
Reserve for unearned premiums............................    188,389     93,741
Claims deposit liabilities...............................     42,445     45,689
Accounts payable.........................................    135,145    133,265
Accrued expenses.........................................      7,398      5,708
Taxes payable............................................     14,995      9,262
Prepaid fees.............................................     19,268     13,231
Debentures...............................................    128,711    122,211
Other liabilities........................................      8,167      7,423
Liabilities related to separate accounts.................    625,217    576,712
                                                          ---------- ----------
    Total Liabilities....................................  1,885,434  1,426,217
                                                          ---------- ----------
REDEEMABLE PREFERRED & COMMON SHARES
  Preferred Shares--Series B non-voting Redeemable--
   authorized and issued 2,951,835 (par value and
   redemption value $1.00)...............................        --       2,952
  Common Shares subject to redemption--937,168 Common
   Shares (par value $0.01, redemption value $1.75 less
   subscription loans receivable--$384 (1996--$768) plus
   interest received)....................................      1,929      1,511
                                                          ---------- ----------
    Total Redeemable Preferred & Common Shares...........      1,929      4,463
                                                          ---------- ----------
SHAREHOLDERS' EQUITY
  Common Shares--Authorized 60,000,000 (par value $0.01)
   Issued 37,876,883 (1996--37,126,538)..................        379        371
  Additional paid-in capital.............................     87,102     79,812
  Unrealized gain on investments--net of tax.............      4,035         48
  Retained earnings......................................    168,282    127,760
                                                          ---------- ----------
    Total Shareholders' Equity...........................    259,798    207,991
                                                          ---------- ----------
    Total Liabilities, Redeemable Preferred & Common
     Shares & Shareholders' Equity....................... $2,147,161 $1,638,671
                                                          ========== ==========

          See Accompanying Notes to Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                             YEARS ENDED DECEMBER 31,
                                      ----------------------------------------
                                          1997          1996          1995
                                      ------------  ------------  ------------
                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUES
  Fee income......................... $    105,856  $     80,691  $     64,107
  Premiums earned....................       84,200        56,413        48,207
  Net investment income..............       26,281        22,461        16,182
  Realized capital losses............       (1,609)       (1,983)       (1,102)
  Other income.......................           58           120            99
                                      ------------  ------------  ------------
    Total Revenues...................      214,786       157,702       127,493
                                      ------------  ------------  ------------
EXPENSES
  Losses and loss expenses incurred..       49,857        32,435        24,305
  Acquisition costs..................       35,816        24,185        24,935
  Operating expenses.................       62,916        48,663        36,481
  Interest expense...................        6,502         6,215         1,852
  Other expenses.....................        1,156           608           228
                                      ------------  ------------  ------------
    Total Expenses...................      156,247       112,106        87,801
                                      ------------  ------------  ------------
INCOME BEFORE INCOME TAXES AND
 MINORITY INTEREST...................       58,539        45,596        39,692
  Income taxes.......................       10,601         8,142         8,862
                                      ------------  ------------  ------------
INCOME BEFORE MINORITY INTEREST......       47,938        37,454        30,830
  Minority interest..................          --            256           476
                                      ------------  ------------  ------------
NET INCOME...........................       47,938        37,198        30,354
  Preferred share dividends..........          105           166           190
                                      ------------  ------------  ------------
NET INCOME AVAILABLE TO COMMON
 SHAREHOLDERS........................ $     47,833  $     37,032  $     30,164
                                      ============  ============  ============
EARNINGS PER COMMON SHARE(1)
  Basic.............................. $       1.28  $       1.02  $        .85
  Diluted............................ $       1.16  $        .95  $        .81
  Dividends per Common Share......... $        .19  $        .16  $        .13
  Weighted average number of Common
   Shares outstanding--Basic.........   37,376,535    36,366,870    35,439,437
                                      ============  ============  ============
  Weighted average number of Common
   Shares outstanding--Diluted.......   46,782,665    45,278,066    38,310,250
                                      ============  ============  ============

--------
(1) Prior periods per share calculations have been restated to reflect the four-for-three stock split to holders of record at May 31, 1996, and the two-for-one stock split to holders of record at September 26, 1997.

          See Accompanying Notes to Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                 SERIES B
                                                                 PREFERRED    COMMON
                                             CHANGE IN             SHARE       SHARE
                          OPENING   SHARES  UNREALIZED    NET    DIVIDENDS   DIVIDENDS  CLOSING
                          BALANCE   ISSUED  GAIN (LOSS) INCOME  DECLARED(1) DECLARED(2) BALANCE
                          --------  ------- ----------- ------- ----------- ----------- --------
                                                     (IN THOUSANDS)
YEAR ENDED DECEMBER 31,
 1997
Common Shares...........  $    371  $     8   $   --    $   --     $ --       $   --    $    379
Additional paid-in
 capital................    79,812    7,290       --        --       --           --      87,102
Unrealized gain on
 investments............        48      --      3,987       --       --           --       4,035
Retained earnings.......   127,760      --        --     47,938     (105)      (7,311)   168,282
                          --------  -------   -------   -------    -----      -------   --------
 Total Shareholders'
 Equity at December 31,
 1997...................  $207,991  $ 7,298   $ 3,987   $47,938    $(105)     $(7,311)  $259,798
                          ========  =======   =======   =======    =====      =======   ========
YEAR ENDED DECEMBER 31,
 1996(4)
Common Shares...........  $    356  $    15   $   --    $   --     $ --       $   --    $    371
Additional paid-in
 capital................    65,218   14,594       --        --       --           --      79,812
Unrealized gain on
 investments............     1,155      --     (1,107)      --       --           --          48
Retained earnings.......    98,774      --        --     37,198     (166)      (8,046)   127,760
                          --------  -------   -------   -------    -----      -------   --------
 Total Shareholders'
 Equity at December 31,
 1996...................  $165,503  $14,609   $(1,107)  $37,198    $(166)     $(8,046)  $207,991
                          ========  =======   =======   =======    =====      =======   ========
YEAR ENDED DECEMBER 31,
 1995(3) (4)
Common Shares...........  $    353  $     3   $   --    $   --     $ --       $   --    $    356
Additional paid-in
 capital................    63,603    1,615       --        --       --           --      65,218
Unrealized (loss) gain
 on investments.........   (12,914)     --     14,069       --       --           --       1,155
Retained earnings.......    73,951      --        --     30,354     (190)      (5,341)    98,774
                          --------  -------   -------   -------    -----      -------   --------
 Total Shareholders'
 Equity at December 31,
 1995...................  $124,993  $ 1,618   $14,069   $30,354    $(190)     $(5,341)  $165,503
                          ========  =======   =======   =======    =====      =======   ========

--------
(1) Dividend per share amounts were $.04 for 1997 and $.06 for 1996 and 1995.
(2) Dividend per share amounts were $.19, $.16 and $.13 for 1997, 1996 and 1995 respectively (prior periods restated for stock splits).
(3) Effective May 31, 1996 the Company effected a four-for-three stock split recorded in the form of a stock dividend. 4,438,974 Common Shares were issued in respect of this split. Prior periods have been restated.
(4) Effective September 26, 1997 the Company effected a two-for-one stock split recorded in the form of a stock dividend. 18,741,121 Common Shares were issued in respect of this split. Prior periods have been restated.

          See Accompanying Notes to Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                 1997       1996       1995
                                               ---------  ---------  ---------
                                                      (IN THOUSANDS)
NET CASH FLOW FROM OPERATING ACTIVITIES
Net income.................................... $  47,938  $  37,198  $  30,354
Items not affecting cash
  Depreciation................................     4,012      2,830      1,987
  Amortization of investments and net gain on
   sales......................................        10        266     (1,956)
  Amortization of convertible debentures......     6,500      6,172      1,007
  Deferred tax benefit........................    (2,789)     2,772      1,649
  Other items.................................       989        437        150
Net changes in non-cash balances relating to
 operations:
  Accounts receivable.........................   (36,408)   (41,562)   (15,824)
  Reinsurance receivables.....................  (280,379)   (93,639)   (78,676)
  Investment income due and accrued...........     1,208       (489)      (429)
  Deferred expenses...........................    (9,379)     1,753     (3,356)
  Prepaid reinsurance premiums................   (82,430)   (34,367)   (20,216)
  Other assets................................    (1,293)    (3,486)      (481)
  Reserve for losses and loss expenses........   296,724    104,048     73,500
  Prepaid fees................................     6,037        106        965
  Reserve for unearned premium................    94,648     33,966     25,478
  Accounts payable............................     1,880     40,005     18,667
  Taxes payable...............................     5,733      4,450     (1,633)
  Accrued expenses............................     1,690        837      1,563
  Other liabilities...........................       516        186        781
                                               ---------  ---------  ---------
NET CASH FLOW FROM OPERATING ACTIVITIES.......    55,207     61,483     33,530
                                               ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investments--Available
   for sale...................................   209,745    119,662     96,289
  Proceeds from maturity of investments--
   Available for sale.........................    44,685     40,157     30,741
  Fixed assets purchased......................    (8,017)    (6,764)    (1,671)
  Investments purchased--Available for sale...  (243,861)  (209,319)  (226,666)
  Acquisitions and other investments..........   (25,416)    (5,604)    (2,425)
  Swap expense................................       --      (3,247)    (3,357)
  Other items.................................        21        100      1,264
                                               ---------  ---------  ---------
NET CASH APPLIED TO INVESTING ACTIVITIES......   (22,843)   (65,015)  (105,825)
                                               ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan repaid.................................       --        (574)    (2,826)
  Loan repayment & interest received..........       418        436        462
  Redemption of preferred shares..............    (2,952)       --         --
  Proceeds from shares issued.................     7,298      9,047      1,618
  Claims deposit liabilities..................    (3,244)   (26,100)     1,316
  Net proceeds from issue of convertible
   debentures.................................       --         --     112,119
  Dividends paid..............................    (7,187)    (6,705)    (5,597)
                                               ---------  ---------  ---------
NET CASH FLOW (APPLIED TO) FROM FINANCING
 ACTIVITIES...................................    (5,667)   (23,896)   107,092
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................    26,697    (27,428)    34,797
Cash and cash equivalents at beginning of
 year.........................................    52,242     79,670     44,873
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $  78,939  $  52,242  $  79,670
                                               =========  =========  =========
Supplemental cash flow information:
  Interest paid............................... $       2  $      44  $     845
                                               =========  =========  =========
  Income taxes paid, net...................... $  11,848  $   4,902  $  10,375
                                               =========  =========  =========

          See Accompanying Notes to Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1. GENERAL

  Mutual Risk Management Ltd. (the "Company") was incorporated under the laws of Bermuda in 1977. The Company is a holding company engaged, through its subsidiaries, in providing risk management and financial services in the United States, Bermuda, Barbados, the Cayman Islands and Europe. The "IPC Companies", offer the IPC Program, an alternative risk facility for insureds. The Company also provides administrative, accounting and reinsurance services for unaffiliated captive insurers. Legion Insurance Company, a Pennsylvania insurance company, Legion Indemnity Company, an Illinois excess and surplus lines insurance company and Villanova Insurance Company, a Massachusetts insurance company (together "Legion" or the "Legion Companies") act as policy-issuing companies on many of the IPC Programs reinsuring a portion of the liability and premium to one of the IPC Companies. MRM Financial Services Ltd provides financial services to offshore mutual funds and other companies. Other subsidiaries provide specialty brokerage, proprietary loss control services and underwriting management.

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

 (ii) Assets Held in and Liabilities Related to Separate Accounts

  A substantial majority of the assets and liabilities of the IPC Companies represents assets under management and related liabilities of the IPC Programs. Under these programs, the program holders, through their ownership of preferred shares in the IPC Companies, assume investment and underwriting risk and the IPC Company receives a fee for managing the program. Accordingly, the Company treats the Premium written in connection with these programs, whether written directly or assumed as reinsurance, as Premiums ceded to the separate accounts of the IPC Companies and does not include such amounts in the Company's Premiums earned on the Consolidated Statements of Income. This Premium ceded amounted to $277.4 million in 1997 (1996--$195.2 million; 1995-- $152.8 million). The related assets and liabilities are shown separately on the Consolidated Balance Sheets as "Assets held in and Liabilities related to separate accounts". Included in these assets are cash and marketable investments of $390.7 million at December 31, 1997 (1996--$378.1 million) and other assets of $212.5 million (1996--$188.1 million). Consolidated assets and liabilities of the IPC Companies which accrue to the Company are included on a line-by-line basis in the Consolidated Financial Statements.

B. INVESTMENTS

  Investments are comprised of bonds, redeemable preferred shares and mutual funds. All Investments are classified as available for sale in accordance with SFAS 115 and are reported at fair market value with unrealized gains and losses included as a separate component of Shareholders' Equity, net of tax.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                               DECEMBER 31, 1997


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

  (vii) Realized capital (losses) gains include gains and losses on the sale of investments available for sale, other investments and fixed assets (see
Note 5B(ii)).

D. LOSSES AND LOSS EXPENSES INCURRED

  Losses and related loss adjustment expenses are charged to income as they are incurred and are net of losses recovered and recoverable of $521.9 million in 1997 (1996--$203.9 million; 1995--$239.5 million). Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Included in loss reserves are gross loss reserves of $95.0 million and $88.5 million at December 31, 1997 and 1996 which have been discounted by $28.1 million and $23.3 million respectively, assuming interest rates of approximately 6% for medical malpractice reserves and 4% for specific and aggregate workers' compensation reserves. These reserves are also discounted for regulatory filings. After reinsurance, the net effect of this discounting was to increase Net income by $.1 million, $.2 million and $.3 million in 1997, 1996 and 1995 respectively. Discounting also reduced net loss reserves by $3.7 million and $3.5 million at December 31, 1997 and 1996 respectively.

  Reserves are established for losses and loss adjustment expenses relating to claims which have been reported on the basis of evaluations of independent claims adjusters under the supervision of the Company's claims staff. In addition, reserves are established, in consultation with the Company's independent actuaries, for losses which have occurred but have not yet been reported to the Company and for adverse development of reserves on reported losses. Reinsurance receivables are shown separately on the Consolidated Balance Sheets. Management

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                               DECEMBER 31, 1997

believes that the resulting estimate of the liability for losses and loss adjustment expenses at December 31, 1997 and 1996 is adequate to cover the ultimate net cost of losses and loss expenses incurred, however, such liability is necessarily an estimate and no representation can be made that the ultimate liability will not exceed such estimate.

E. CLAIMS DEPOSIT LIABILITIES

  The Company records certain programs that do not meet the conditions for reinsurance accounting as Claims deposit liabilities on the Consolidated Balance Sheets.

F. INCOME TAXES

  The Company records its income tax liability and deferred tax asset in accordance with SFAS 109. In accordance with this statement, the Company records deferred income taxes which reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

G. DEPRECIATION AND AMORTIZATION

  Depreciation of furniture and equipment is provided on a straight-line basis over their estimated useful lives ranging from 2 to 10 years. Amortization of leasehold improvements is computed on a straight-line basis over the terms of the leases. Accumulated depreciation at December 31, 1997 amounted to $12.4 million (1996--$8.6 million). Goodwill related to the acquisition of subsidiaries is amortized on a straight-line basis over 25 to 40 years, is evaluated periodically for any impairment in value and is included in Other expenses on the Consolidated Statements of Income. Accumulated amortization at December 31, 1997 amounted to $2.9 million (1996--$1.8 million).

H. DEFERRED EXPENSES

  Deferred expenses which consist primarily of policy acquisition costs are deferred and charged to income on a pro-rata basis over the periods of the related policies.

I. EARNINGS PER COMMON SHARE

  In 1997, the Financial Accounting Standards Board issued SFAS 128, Earnings per Share. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS 128 (see Note 13). All earnings per share, for all periods presented, have been restated to reflect the four-for-three stock split effective May 31, 1996 and the two-for-one stock split effective September 26, 1997 (see Note 11).

J. CASH AND CASH EQUIVALENTS

  Cash and cash equivalents include cash on hand, money market instruments and other debt issues purchased with an original maturity of ninety days or less.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                               DECEMBER 31, 1997


K. ZERO COUPON CONVERTIBLE EXCHANGEABLE SUBORDINATED DEBENTURES

  The Debentures are recorded at original issue price plus accrued original issue discount. The current amortization of the original issue discount is included in Interest expense on the Consolidated Statements of Income.

L. STOCK-BASED COMPENSATION

  The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost as all options are issued with an exercise price equal to the market price of the stock on the date of issue. Note 12 contains a summary of the pro-forma effects to reported Net income and earnings per share for 1997, 1996 and 1995 had the Company elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123.

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

  B. At December 31, 1997, Losses recoverable and Prepaid reinsurance of $786.7 million (1996--$423.9 million) had been ceded to reinsurers other than the IPC Companies. $761.6 million of this amount (1996--$404.8 million) has been ceded to reinsurers licensed in the United States which are not required to provide letters of credit or other collateral to secure their obligations. One such U.S. reinsurer accounted for $144.6 million (1996--$105.1 million). The remaining $25.1 million of reinsurance ceded (1996--$19.1 million) was ceded to reinsurers not licensed in the United States, including $10.9 million ceded to companies managed by the Company (1996--$10.8 million). These non-U.S. reinsurers have provided collateral security to the Company in the form of letters of credit and cash at December 31, 1997 of $31.3 million (1996-- $31.8 million). Letters of credit held by the Company are issued by and/or confirmed by member banks of the U.S. Federal Reserve. The Company regularly reviews the credit exposure which it has to each bank, together with that bank's financial position and requires replacement of the collateral security in cases where the exposure to the bank exceeds acceptable levels. The Company's largest exposure to an individual bank amounted to $10.3 million at December 31, 1997 (1996--$12.1 million). The IPC Companies have a $290 million Letter of Credit facility pursuant to which letters of credit are issued on their behalf to the Legion Companies and certain other US insurance companies. This facility is fully collateralized by incoming letters of credit and funds on deposit. The facility is guaranteed by the Company. At December 31, 1997 a reserve for uncollectible reinsurance of $.6 million was outstanding.

  C. The Company's Reserve for unearned premiums and Reserve for losses and loss expenses exclude reserves related to Premiums ceded to the IPC Companies, where the program holders assume the underwriting risk relating to such premium (see Note 2A(ii)). These reserves are included in Liabilities related to separate accounts and amounted to $468.3 million at December 31, 1997 (1996--$425.2 million). Clients of the Company's IPC Program generally agree, as part of a Shareholder Agreement, to indemnify the Company against certain underwriting losses on the IPC Program. Clients generally provide letters of credit or cash deposits as collateral for this indemnification, either in the full amount of the potential net loss or to the level of expected losses as projected by the Company. These contractual indemnifications from clients, whether fully or partially secured, amounted to approximately $102.2 million at December 31, 1997 (1996--$97.9 million) of which $38.1 million (1996--$27.6 million) is uncollateralized. The uncollateralized amounts will vary based on the

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                               DECEMBER 31, 1997

underwriting results of the IPC Programs. Management reviews its collateral security position at the inception and renewal of each IPC Program in order to minimize the risk of loss. In order for the Company to sustain a loss on the portion of such indemnity agreement secured by a letter of credit, the Company would have to be unable to collect from both the client and the bank issuing the letter of credit. The Company has a credit exposure in the event that losses exceed their expected level and the client is unable or unwilling to honor its indemnity to the Company or fails to pay the premium due. For these reasons the Company has established provisions for losses on certain of these programs. These provisions, which totalled $5.6 million at December 31, 1997 (1996--$4.5 million), reduced the level of Risk management fees by $1.1 million, $.5 million and $.2 million for the years ending December 31, 1997, 1996 and 1995 respectively.

  D. Premiums earned are the result of the following:

                          1997                1996                1995
                        PREMIUMS            PREMIUMS            PREMIUMS
                    ------------------  ------------------  ------------------
                    WRITTEN    EARNED   WRITTEN    EARNED   WRITTEN    EARNED
                    --------  --------  --------  --------  --------  --------
                                       (IN THOUSANDS)
   Direct.......... $642,511  $542,907  $392,659  $349,223  $287,772  $262,205
   Assumed.........   12,917    15,492    13,232    15,514    41,109    40,688
   Ceded........... (559,258) (474,199) (350,843) (308,324) (276,721) (254,686)
                    --------  --------  --------  --------  --------  --------
   Net Premiums.... $ 96,170  $ 84,200  $ 55,048  $ 56,413  $ 52,160  $ 48,207
                    ========  ========  ========  ========  ========  ========

4. RESERVE FOR LOSSES AND LOSS EXPENSES

  The following table sets forth a reconciliation of beginning and ending reserves for losses and loss expenses.

                                                 YEAR ENDED DECEMBER 31,
                                                ----------------------------
                                                  1997      1996      1995
                                                --------  --------  --------
                                                      (IN THOUSANDS)
   Gross reserves for losses and loss
    adjustment expenses, beginning of year..... $418,975  $314,927  $241,427
   Recoverable from reinsurers.................  350,318   256,678   178,002
                                                --------  --------  --------
   Net reserves for losses and loss adjustment
    expenses, beginning of year................   68,657    58,249    63,425
   Provision for losses and loss adjustment
    expenses for claims occurring in:
     Current year..............................   50,301    35,456    26,569
     Prior years...............................     (444)   (3,021)   (2,264)
                                                --------  --------  --------
   Total losses and loss adjustment expenses
    incurred...................................   49,857    32,435    24,305
                                                --------  --------  --------
   Payments for losses and loss adjustment
    expenses for claims occurring in:
     Current year..............................  (10,850)  (11,072)   (9,820)
     Prior years...............................  (22,662)  (10,955)  (19,661)
                                                --------  --------  --------
   Total payments..............................  (33,512)  (22,027)  (29,481)
                                                --------  --------  --------
   Net reserves for losses and loss adjustment
    expenses, end of year......................   85,002    68,657    58,249
   Recoverable from reinsurers.................  630,697   350,318   256,678
                                                --------  --------  --------
   Gross reserves for losses and loss
    adjustment expenses, end of year........... $715,699  $418,975  $314,927
                                                ========  ========  ========

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                               DECEMBER 31, 1997


5. INVESTMENTS

  A. Cash and cash equivalents include amounts invested in commercial paper at December 31, 1997 of $23.4 million (1996--$13.6 million). Substantially all of the remaining amount is invested in money market or interest-bearing bank accounts.

  B. (i) All Investments are held as available for sale. The amortized cost and fair market value are as follows:

                                    AMORTIZED UNREALIZED UNREALIZED FAIR MARKET
                                      COST       GAIN       LOSS       VALUE
                                    --------- ---------- ---------- -----------
                                                  (IN THOUSANDS)
   AT DECEMBER 31, 1997
   U.S. Treasury Securities and
    Obligations of U.S. Government
    Corporations and Agencies...... $201,204    $3,501     $  341    $204,364
   Debt securities issued by
    foreign governments............      --        --         --          --
   Corporate debt securities.......   98,694     2,041         12     100,723
                                    --------    ------     ------    --------
   Total Bonds.....................  299,898     5,542        353     305,087
   Redeemable Preferred Shares.....      800       --           5         795
                                    --------    ------     ------    --------
                                     300,698     5,542        358     305,882
   Mutual Funds(1).................   88,594       983        316      89,261
                                    --------    ------     ------    --------
     Total Investments............. $389,292    $6,525     $  674    $395,143
                                    ========    ======     ======    ========
   AT DECEMBER 31, 1996
   U.S. Treasury Securities and
    Obligations of U.S. Government
    Corporations and Agencies...... $284,927    $2,814     $3,109    $284,632
   Debt securities issued by
    foreign governments............    2,983       --           1       2,982
   Corporate debt securities.......  106,161       746        299     106,608
                                    --------    ------     ------    --------
     Total Bonds...................  394,071     3,560      3,409     394,222
   Redeemable Preferred Shares.....    5,800       213         44       5,969
                                    --------    ------     ------    --------
     Total Investments............. $399,871    $3,773     $3,453    $400,191
                                    ========    ======     ======    ========

--------
(1) The Company invests in Mutual Funds with fair market values of $84 million which are administered by MRM Financial Services Ltd., a wholly-owned subsidiary of the Company.

  The Company does not have any investment in a single corporate security which exceeds 1.3% of total bonds at December 31, 1997 (1996--1.0%).

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                               DECEMBER 31, 1997


  The following unrealized gains and losses on available for sale securities have been recorded as a component of Shareholders' equity:

                                        GROSS UNREALIZED          NET UNREALIZED
                                         GAINS(LOSSES)     TAX    GAINS(LOSSES)
                                        ---------------- -------  --------------
                                                    (IN THOUSANDS)
   January 1, 1996.....................     $ 1,378      $  (223)    $ 1,155
   Movement............................      (1,058)         (49)     (1,107)
                                            -------      -------     -------
   December 31, 1996...................         320         (272)         48
   Movement............................       5,531       (1,544)      3,987
                                            -------      -------     -------
   December 31, 1997...................     $ 5,851      $(1,816)    $ 4,035
                                            =======      =======     =======

  The following table sets forth certain information regarding the investment ratings of the Company's Bond and Redeemable Preferred Share portfolio.

                                        DECEMBER 31, 1997    DECEMBER 31, 1996
                                       -------------------- --------------------
                                       AMORTIZED            AMORTIZED
                                         COST    PERCENTAGE   COST    PERCENTAGE
                                       --------- ---------- --------- ----------
                                                    (IN THOUSANDS)
   Ratings(1)
     AAA.............................. $229,597     76.36%  $329,798     82.48%
     AA...............................   20,197      6.72     28,345      7.09
     A................................   36,006     11.97     29,064      7.27
     BBB..............................   14,801      4.92     12,568      3.14
     BB...............................       97       .03        --        --
     B................................      --        --          96       .02
                                       --------    ------   --------    ------
                                       $300,698    100.00%  $399,871    100.00%
                                       ========    ======   ========    ======

--------
(1) Ratings as assigned by Standard & Poor's Corporation.

  The maturity distribution of Investments in Bonds and Redeemable Preferred Shares is as follows:

                                     DECEMBER 31, 1997     DECEMBER 31, 1996
                                   --------------------- ---------------------
                                   AMORTIZED FAIR MARKET AMORTIZED FAIR MARKET
                                     COST       VALUE      COST       VALUE
                                   --------- ----------- --------- -----------
                                                 (IN THOUSANDS)
   Due in one year or less........ $ 15,947   $ 15,854   $  6,973   $  8,845
   Due in one year through five
    years.........................   52,621     53,669    132,845    132,241
   Due in five years through ten
    years.........................   42,362     43,296    100,893    100,959
   Due after ten years............  189,768    193,063    159,160    158,146
                                   --------   --------   --------   --------
     Total........................ $300,698   $305,882   $399,871   $400,191
                                   ========   ========   ========   ========

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                               DECEMBER 31, 1997


  (ii) Realized gains and losses:

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1997      1996     1995
                                                   --------  --------  -------
                                                        (IN THOUSANDS)
   Proceeds from sale of Investments
     --held as available for sale................. $209,745  $119,662  $96,289
                                                   ========  ========  =======
   Realized gains on Investments
     --held as available for sale................. $  1,636  $    808  $ 3,314
   Realized losses on Investments
     --held as available for sale.................   (3,255)   (2,670)  (4,495)
                                                   --------  --------  -------
   Net realized losses............................   (1,619)   (1,862)  (1,181)
   Other non-investment gains (losses)............       10      (121)      79
                                                   --------  --------  -------
   Realized capital losses........................ $ (1,609) $ (1,983) $(1,102)
                                                   ========  ========  =======

  C. Details of investment income by major categories are presented below:

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1997     1996     1995
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
   Cash and cash equivalents......................... $ 7,647  $11,570  $ 6,256
   Mutual funds......................................   4,729      --       --
   Preferred stock...................................     349      453      961
   Bonds.............................................  16,875   15,910   13,629
                                                      -------  -------  -------
   Gross investment income...........................  29,600   27,933   20,846
   Claims deposit liabilities........................  (2,450)  (4,023)  (3,475)
   Contract expense..................................    (396)    (930)    (541)
   Investment expenses...............................    (473)    (519)    (648)
                                                      -------  -------  -------
   Net investment income............................. $26,281  $22,461  $16,182
                                                      =======  =======  =======

  Net investment income is reported after deducting investment income earned on assets related to Claims deposit liabilities. Contract expense represents investment income where the Company has contracted to pay this income to the insured. Investment expenses consisting of investment advisory fees and custodian charges have been deducted from Net investment income.

  D. Legion is required by certain states in which it operates to maintain special deposits or provide letters of credit. This obligation amounted to $135.3 million at December 31, 1997 (1996--$126.0 million) and included deposits of $51.3 million (1996--$43.8 million) and letters of credit of $84.0 million (1996--$82.2 million).

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

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                               DECEMBER 31, 1997


  Each Debenture is convertible at the option of the holder at any time on or prior to maturity, unless previously redeemed or otherwise purchased by the Company, into Common Shares of the Company at a conversion rate of 21.52 shares per Debenture or an aggregate of 6,978,800 Common Shares. The Debentures may be purchased by the Company, at the option of the holder, as of October 30, 2000, October 30, 2005 and October 30, 2010, at the issue price plus accrued original issue discount. The Company, at its option, may elect to pay such purchase price on any particular purchase date in cash or Common Shares, or any combination thereof. After October 30, 2000, each Debenture is redeemable in cash at the option of the Company for an amount equal to the issue price plus accrued original issue discount.

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

7. DERIVATIVE FINANCIAL INSTRUMENTS

  The Company has had only limited involvement with derivative financial instruments and does not use them for trading or speculative purposes. They are utilized to manage interest rate risk. Interest rate swaps are utilized to reduce the potential impact of increases in interest rates on the market value of the fixed income portfolio. At December 31, 1996 and 1997, the Company had no interest rate swaps outstanding.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

                                          DECEMBER 31, 1997   DECEMBER 31, 1996
                                         ------------------- -------------------
                                         CARRYING            CARRYING
                                          AMOUNT  FAIR VALUE  AMOUNT  FAIR VALUE
                                         -------- ---------- -------- ----------
                                                     (IN THOUSANDS)
   Investments.......................... $395,143  $395,143  $400,191  $400,191
   Claims deposit liabilities........... $ 42,445  $ 38,542  $ 45,689  $ 44,248
   Loans receivable..................... $    384  $    374  $    768  $    741
   Debentures........................... $128,711  $135,561  $122,211  $115,760

  The following methods and assumptions were used to estimate the fair value of specific classes of financial instruments. The carrying values of all other financial instruments, as defined by SFAS 107, approximate their fair values due to their short term nature.

Investments:.............  The fair market value of Investments is calculated using quoted market prices.

Claims deposit             The fair value of Claims deposit liabilities is
liabilities:.............  calculated by discounting the actuarially determined ultimate loss payouts at a rate of 6%.

Loans receivable:........  See Note 10B.

Debentures:..............
                           The fair value of the Debentures is calculated using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                               DECEMBER 31, 1997


Assets held in separate    (a) Within Assets held in separate accounts are
accounts:................      cash and marketable investments with a carrying
                               value and fair value of $390.7 million (1996:
                               $378.1 million). Fair value is calculated using quoted market prices (see Note 2A(ii)).

                           (b) Within the $212.5 million of other assets
                               (1996: $188.1 million) $61.4 million (1996:
                               $73.2 million) are financial instruments. The fair market value of other assets approximates carrying value due to the short term nature of these items (see Note 2A(ii)).

9. INCOME TAXES

  The Company is incorporated under the laws of Bermuda and, under current Bermuda law, is not obligated to pay any taxes in Bermuda based upon income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda pursuant to the provisions of the Exempted Undertakings Tax Protection Act, 1966, which exempts the Company and its shareholders, other than shareholders ordinarily resident in Bermuda, from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, at least until the year 2016. The Company does not consider itself to be engaged in a trade or business in the United States and accordingly does not expect to be subject to direct United States income taxation. The United States subsidiaries of the Company file a consolidated U.S. federal income tax return. Mutual Indemnity (U.S.) Ltd. and Premium Securities Ltd., Bermuda subsidiaries of the Company, have made irrevocable elections to be taxed as domestic United States corporations. Income tax expense consists of:

                                                        CURRENT DEFERRED   TOTAL
                                                        ------- --------  -------
                                                             (IN THOUSANDS)
   December 31, 1997:
     U.S. federal...................................... $11,097 $(2,763)  $ 8,334
     U.S. state and local..............................   1,135     (26)    1,109
     Foreign...........................................   1,158     --      1,158
                                                        ------- -------   -------
                                                        $13,390 $(2,789)  $10,601
                                                        ======= =======   =======
   December 31, 1996:
     U.S. federal...................................... $ 3,069 $ 2,556   $ 5,625
     U.S. state and local..............................   1,163       9     1,172
     Foreign...........................................   1,345     --      1,345
                                                        ------- -------   -------
                                                        $ 5,577 $ 2,565   $ 8,142
                                                        ======= =======   =======
   December 31, 1995:
     U.S. federal...................................... $ 5,499 $ 1,649   $ 7,148
     U.S. state and local..............................     914     --        914
     Foreign...........................................     800     --        800
                                                        ------- -------   -------
                                                        $ 7,213 $ 1,649   $ 8,862
                                                        ======= =======   =======

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                               DECEMBER 31, 1997


  The effective total tax rate differed from the statutory U.S. federal tax rate for the following reasons:

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1997      1996     1995
                                                   --------  --------  -------
   Statutory U.S. federal tax rate...............      35.0%     35.0%    35.0%
   Increase (reduction) in income taxes resulting
    from:
     U.S. state taxes............................       1.2       1.7      1.5
     Tax-exempt interest income..................      (3.2)     (6.0)    (7.9)
     Foreign income not expected to be taxed in
      the U.S....................................     (13.2)    (12.2)    (9.5)
     Foreign taxes...............................       2.0       3.0      2.0
     Other, net..................................      (3.7)     (3.6)     1.2
                                                   --------  --------  -------
                                                       18.1%     17.9%    22.3%
                                                   ========  ========  =======

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                 1997     1996
                                                                -------  ------
                                                                (IN THOUSANDS)
   Deferred tax assets:
     Unearned premiums and fees not deducted for tax........... $ 7,860  $3,515
     Unpaid losses, discounted for tax.........................   9,855   7,284
     Other.....................................................     108     102
                                                                -------  ------
       Total gross deferred tax assets.........................  17,823  10,901
                                                                -------  ------
   Deferred tax liabilities:
     Deferred acquisition costs................................  (7,544) (3,981)
     Deferred marketing expenses...............................  (1,076)   (795)
     Unrealized gains..........................................  (1,816)   (272)
     Interest rate swap........................................     (67)   (776)
     Other.....................................................  (2,713) (1,715)
                                                                -------  ------
       Total gross deferred tax liabilities.................... (13,216) (7,539)
                                                                -------  ------
   Deferred tax benefit........................................ $ 4,607  $3,362
                                                                =======  ======

  The movement in deferred tax benefit of $1.2 million for the year ended December 31, 1997 consists of a $2.8 million credit attributable to income for the year and a $1.6 million charge attributable to unrealized gains on investments.

10. REDEEMABLE PREFERRED AND COMMON SHARES

  A. Series B Non-Voting Redeemable Preferred Shares--Authorized and issued 2,951,835, par value $1.00 per share. These shares were issued to one of the IPC Companies as the holder of record for the benefit of the IPC Program participants and are entitled to fixed, cumulative, preferential, semi-annual dividends calculated at the six month LIBOR rate based on the redemption price of $2.95 million. The Series B Non-Voting Redeemable Preferred Shares were redeemed for their $1.00 par value or $2.95 million in 1997. The average effective annual interest rate on these shares was 5.0% in 1997 (1996--5.6%; 1995--6.4%).

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                               DECEMBER 31, 1997


  B. Common Shares Subject to Redemption--Issued 937,168 at $1.75 per share. These shares were issued to four executive officers of the Company. The Company has the right to reacquire these shares if the employees default on the loans used for the purchase. The employees have the right to require the Company to repurchase the shares upon a change of control of the Company, as defined. Two subsidiaries of the Company made loans to these executive officers during the third quarter of 1990 for the purchase of the Common Shares Subject to Redemption. These loans are for a period of eight years and bore interest at 7.7% per annum to September 17, 1994, 5.7% to September 17, 1995, 5.4% to September 17, 1996, 5.3% to September 17, 1997 and currently 5.1%. Interest received by the Company on these loans is credited to Redeemable Common Shares on the Consolidated Balance Sheets. The loans are repayable in four equal annual installments commencing September 1995. One loan of $.1 million was repaid on February 1, 1992 and additional amounts totalling $.4 million were repaid during each of 1995, 1996 and 1997. The fair value of these loans estimated using discounted cash flow analyses at 8.5% is $.4 million.

11. SHAREHOLDERS' EQUITY AND RESTRICTIONS

  A. In September 1997 the company announced a two-for-one stock split of its Common Shares. In connection with this split the Company issued an additional 18,741,121 Common Shares and 468,584 Common Shares subject to redemption.

  B. In May 1996 the Company announced a four-for-three stock split of its Common Shares. In connection with this split the Company issued an additional 4,438,974 Common Shares and 117,146 Common Shares subject to redemption.

  C. The Company's ability to pay dividends is subject to certain restrictions including the following:

    (i) The Company is subject to a 30% U.S. withholding tax on any dividends received from its U.S. subsidiaries and certain of the IPC Companies.

    (ii) The Company's ability to cause the Legion Companies to pay a dividend is limited by insurance regulation to an annual amount equal to the greater of 10% of the Legion Companies' statutory surplus as regards policyholders or the Legion Companies' statutory income for the preceding year. The maximum dividend the Legion Companies will be permitted to pay under this restriction in 1998 is $21.9 million based upon 1997 results (1997--$21.2 million based on 1996 results). The Legion Companies' net assets which were restricted by the above were $208.4 million at December 31, 1997 (1996--$157.2 million). Loans and advances by the Legion Companies to the Company or any other subsidiary would require the prior approval of the Pennsylvania insurance department and possibly other states in which they are licensed.

  D. At December 31, 1997 the Legion Companies' combined risk-based capital was $196.8 million (1996--$142.3 million). Under the risk-based capital tests, the threshold requiring the least regulatory involvement was $45.6 million.

  E. Net income and policyholders' surplus of the Legion Companies, as filed with regulatory authorities on the basis of statutory accounting practices, are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
   Statutory net income for the year................ $ 21,947 $ 19,903 $ 19,773
   Statutory policyholders' surplus at year end..... $200,249 $150,911 $106,540

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                               DECEMBER 31, 1997


12. STOCK OPTIONS

  Employees have been granted options to purchase Common Shares under the Company's Long Term Incentive Plan. In each case, the option price equals the fair market value of the Common Shares on the day of the grant and an option's maximum term is five to ten years. Options granted vest ratably over a four year period.

  In accordance with the provisions of SFAS 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

                                              YEAR ENDED DECEMBER 31,
                                     -----------------------------------------
                                         1997          1996          1995
                                     ------------- ------------- -------------
                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
   Net income--as reported.......... $      47,833 $      37,032 $      30,164
   Net income--pro forma............ $      45,653 $      36,140 $      30,050
   Basic earnings per share--as re-
    ported.......................... $        1.28 $        1.02 $         .85
   Basic earnings per share--pro
    forma........................... $        1.22 $         .99 $         .85
   Diluted earnings per share--as
    reported........................ $        1.16 $         .95 $         .81
   Diluted earnings per share--pro
    forma........................... $        1.12 $         .93 $         .81

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

   Expected dividend yield........................        .5%           1.2%
   Expected stock price volatility................    .283 - .329    .283 - .290
   Risk-free interest rate........................       5.0%           5.0%
   Expected life of options....................... 4 years - 9 years   4 years

  The weighted average fair value of options granted during 1997 is $7.83 per share (1996--$4.10 per share, 1995--$4.00 per share).

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                               DECEMBER 31, 1997


  The pro forma effect on net income for 1997, 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. Options issued and outstanding under the plan are as follows:

                                           SUMMARY OF EMPLOYEE
                                        STOCK OPTION PLAN ACTIVITY
                                         YEARS ENDED DECEMBER 31,
                              ------------------------------------------------
                                   1997             1996             1995
                              ---------------  ---------------  --------------
   NUMBER OF OPTIONS
   Outstanding, beginning of
    year....................        3,442,322        2,998,496       2,693,926
   Granted..................        1,015,100        1,469,834         591,866
   Exercised................         (615,189)        (986,478)       (257,446)
   Cancelled................          (47,308)         (39,530)        (29,850)
                              ---------------  ---------------  --------------
   Outstanding and
    exercisable, end of
    year....................        3,794,925        3,442,322       2,998,496
                              ===============  ===============  ==============
   OPTION PRICE PER SHARE
   Granted..................  $15.00 - $28.63  $14.25 - $16.78  $9.52 - $15.14
   Exercised................  $ 7.97 - $15.14  $ 7.75 - $10.83  $1.75 - $10.83
   Cancelled................  $ 7.97 - $19.38  $ 7.75 - $15.14  $1.75 - $10.83
   Outstanding and
    exercisable, end of
    year....................  $ 7.97 - $28.63  $ 7.97 - $16.78  $7.75 - $15.14

              SUMMARY OF OPTIONS OUTSTANDING AT DECEMBER 31, 1997

                                                    WEIGHTED
                          NUMBER     NUMBER OF      AVERAGE        EXERCISE         EXPIRATION
     YEAR OF GRANT       OF SHARES SHARES VESTED EXERCISE PRICE   PRICE RANGE       DATE RANGE
     -------------       --------- ------------- -------------- ---------------     ----------
1993....................   411,066     411,066       $10.66     $ 9.00 - $10.83 May 10, 1998 to
                                                                                 December 14, 1998
1994....................   369,033     273,016       $ 8.78     $ 7.97 - $10.22 March 15, 1999 to
                                                                                 December 14, 1999
1995....................   565,641     276,308       $14.28     $ 9.52 - $15.14 February 3, 2000 to
                                                                                 December 1, 2000
1996.................... 1,439,085     359,959       $15.09     $14.25 - $16.78 January 2, 2001 to
                                                                                 December 17, 2006
1997.................... 1,010,100         --        $25.61     $15.00 - $28.63 January 31, 2002 to
                                                                                 December 18, 2002
                         ---------   ---------
                         3,794,925   1,320,349
                         =========   =========

  All options vest 25% annually commencing one year after issuance, except for 770,000 of the options issued in 1996 at a grant price of $15, which were issued to executives of the Company. These options are for 10 years and 75% have vesting schedules tied to the conversion of the Zero Coupon Convertible Exchangeable Subordinated Debentures (see Note 6) and other performance benchmarks.

  Options have been granted to each of eight outside directors. All options are for five years and become exercisable six months after issuance.

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                               DECEMBER 31, 1997


  Total options granted to directors are as follows:

                           NUMBER OF SHARES
                          -------------------    EXERCISE        EXPIRATION
       YEAR OF GRANT      GRANTED OUTSTANDING      PRICE            DATE
       -------------      ------- ----------- ---------------    ----------
   1993.................. 140,000   140,000            $11.11 December 1, 1998
   1994.................. 140,000   120,000            $ 9.19 December 1, 1999
   1995.................. 140,000   140,000            $15.14 December 1, 2000
   1996.................. 105,000   105,000            $16.69 December 1, 2001
   1997..................  75,000    75,000   $19.50 - $27.81 May 21,2002 to
                                                               December 1, 2002
                          -------   -------
                          600,000   580,000
                          =======   =======

13. EARNINGS PER COMMON SHARE

  The following table sets forth the computation of basic and diluted earnings per common share.

                                                 1997       1996       1995
                                              ---------- ---------- ----------
                                                (IN THOUSANDS, EXCEPT SHARES
                                                   AND EARNINGS PER SHARE)
   NUMERATOR
   Net Income................................ $   47,938 $   37,198 $   30,354
   Preferred share dividends.................        105        166        190
                                              ---------- ---------- ----------
   Numerator for basic earnings per common
    share
     --Net income available to common
      shareholders...........................     47,833     37,032     30,164
   Effect of dilutive securities:
     Conversion of Zero Coupon
     Convertible Exchangeable Subordinated
      Debentures.............................      6,500      6,172      1,007
                                              ---------- ---------- ----------
   Numerator for diluted earnings per common
    share
     --Net income available to common
      shareholders after assumed
      conversions............................ $   54,333 $   43,204 $   31,171
                                              ========== ========== ==========
   DENOMINATOR
   Denominator for basic earnings per common
    share
     --weighted average shares............... 37,376,535 36,366,870 35,439,437
   Effect of dilutive securities:
     Stock options...........................  1,565,950  1,108,484    919,502
     Common shares subject to Redemption.....    861,380    823,912    788,177
   Conversion of Zero Coupon
     Convertible Exchangeable Subordinated
      Debentures.............................  6,978,800  6,978,800  1,163,134
                                              ---------- ---------- ----------
   Denominator for diluted earnings per
    common share
     --adjusted weighted average shares and
      assumed conversions.................... 46,782,665 45,278,066 38,310,250
                                              ========== ========== ==========
   Basic earnings per common share........... $     1.28 $     1.02 $      .85
   Diluted earnings per common share......... $     1.16 $      .95 $      .81

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                               DECEMBER 31, 1997


14. SEGMENT INFORMATION

  Selected information by business segment is summarized in the chart below.

LINE OF BUSINESS FINANCIAL INFORMATION

                                                  YEARS ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1997      1996      1995
                                                 --------  --------  --------
                                                       (IN THOUSANDS)
   REVENUE(1)
   Program Business............................. $ 47,479  $ 19,569  $  7,280
   Corporate Risk Management....................   42,608    49,451    48,147
   Specialty Brokerage..........................    7,025     5,612     4,350
   Financial Services...........................    8,744     6,059     4,330
   Underwriting.................................   84,200    56,413    48,207
   Net investment income........................   24,672    20,478    15,080
   Other........................................       58       120        99
                                                 --------  --------  --------
     Total...................................... $214,786  $157,702  $127,493
                                                 ========  ========  ========
   INCOME BEFORE INCOME TAXES AND MINORITY
    INTEREST
   Program Business............................. $ 19,456  $  7,412  $  3,508
   Corporate Risk Management....................   18,761    21,346    21,769
   Specialty Brokerage..........................    2,433     2,050     1,759
   Financial Services...........................    2,290     1,221       590
   Underwriting.................................   (1,472)     (207)   (1,032)
   Net investment income........................   18,170    14,262    13,227
   Other........................................   (1,099)     (488)     (129)
                                                 --------  --------  --------
     Total...................................... $ 58,539  $ 45,596  $ 39,692
                                                 ========  ========  ========

--------
(1) Fee income from two clients accounted for 2% and 2% of total Fee income in 1997 (1996--3% and 2%; 1995--4% and 4%). No other client accounted for over 10% of Risk management fees during these periods. Premiums earned from two clients accounted for 5% and 4% of total Premiums earned during 1997 (1996--5% and 4%; 1995--4% and 3%).

  The subsidiaries' accounting records do not capture information by reporting segment sufficient to determine identifiable assets by such reporting segments.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                               DECEMBER 31, 1997


15. FOREIGN SALES AND OPERATIONS

  The Company's non-U.S. operations include Bermuda, Barbados, the Cayman Islands and Europe.

FINANCIAL INFORMATION RELATING TO GEOGRAPHIC AREAS

                                                  YEAR ENDED DECEMBER 31,
                                              --------------------------------
                                                 1997       1996       1995
                                              ---------- ---------- ----------
                                                       (IN THOUSANDS)
   TOTAL REVENUES
     U.S. Business........................... $  153,324 $   97,778 $   79,698
     Non-U.S. Business.......................     61,462     59,924     47,795
                                              ---------- ---------- ----------
       Total................................. $  214,786 $  157,702 $  127,493
                                              ========== ========== ==========
   INCOME BEFORE INCOME TAXES AND MINORITY
    INTEREST
     U.S. Business........................... $   38,344 $   27,435 $   26,452
     Non-U.S. Business.......................     20,195     18,161     13,240
                                              ---------- ---------- ----------
       Total................................. $   58,539 $   45,596 $   39,692
                                              ========== ========== ==========
   TOTAL ASSETS
     U.S. Business........................... $1,386,502 $  890,723 $  689,885
     Non-U.S. Business(1)....................    760,659    747,948    689,723
                                              ---------- ---------- ----------
       Total................................. $2,147,161 $1,638,671 $1,379,608
                                              ========== ========== ==========

--------
(1) Includes Assets held in separate accounts of $625.2 million, $576.7 million and $525.2 million for 1997, 1996 and 1995 respectively.

16. ACQUISITIONS

  During 1997 the Company acquired several new businesses for a total of $19.6 million (1996--$28.6 million). The excess of the purchase price over net assets acquired was $18.7 million (1996--$6.3 million). The pro forma effect on the Company's revenue, net income and earnings per share is not material.

17. RELATED PARTY TRANSACTIONS

  A. $.9 million (1996--$.6 million; 1995--$.8 million) of fee income and $4.2 million (1996--$2.9 million; 1995--$(.6) million) of premiums were earned from a certain IPC Program participant associated with a director and shareholder of the Company.

  B. A number of subsidiaries of the Company have written business involving subsidiaries of The Galtney Group, Inc. ("GGI") of which a director of the Company is the principal shareholder. During 1997 the Company paid fees of $4.3 million on such business to GGI (1996--$3.5 million; 1995--$2.1 million) and received $Nil in fees from GGI (1996--$Nil; 1995--$Nil). During 1995 the Company sold its holding of GGI shares for $1.3 million, realizing a gain of $.4 million.

  C. The Company and its subsidiaries provide administrative and accounting services to a number of unaffiliated insurance and reinsurance companies. Certain officers, directors and employees of the Company serve as officers and directors of these companies, generally without remuneration.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                               DECEMBER 31, 1997


  D. Two subsidiaries of the Company made loans to four executive officers in 1990 for the purchase of Common Shares (see Note 10B).

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

18. QUARTERLY FINANCIAL DATA--(UNAUDITED)

1997--QUARTERS ENDED                    DEC 31    SEPT 30   JUNE 30   MARCH 31
--------------------                   --------- --------- --------- ----------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.............................. $  56,910 $  62,208 $  48,480 $  47,188
Income before income taxes and
 minority interest....................    15,552    16,177    13,848    12,962
Income before minority interest.......    12,939    13,106    11,209    10,684
Net income............................    12,939    13,106    11,209    10,684
Net income available to common
 shareholders.........................    12,939    13,084    11,167    10,643
Basic earnings per Common Share:(1)
 (2)
  Net income available to common
   shareholders....................... $     .34 $     .35 $     .30 $     .29
1996--QUARTERS ENDED                    DEC 31    SEPT 30   JUNE 30   MARCH 31
--------------------                   --------- --------- --------- ----------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.............................. $  47,621 $  32,779 $  40,609 $  36,693
Income before income taxes and
 minority interest....................    11,246    11,335    11,014    12,001
Income before minority interest.......     9,517     9,482     9,066     9,389
Net income............................     9,509     9,475     9,032     9,182
Net income available to common
 shareholders.........................     9,467     9,433     8,991     9,141
Basic earnings per Common Share:(1)
 (2)
  Net income available to common
   shareholders....................... $     .26 $     .26 $     .25 $     .25

--------
(1) The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with SFAS 128 (see Note 2I).
(2) Prior periods per share calculations have been restated to reflect the four-for-three stock split to holders of record at May 31, 1996 and the two-for-one stock split to holders of record at September 26, 1997.

                         INDEPENDENT AUDITORS' REPORT

                             [LOGO] ERNST & YOUNG

To the Board of Directors and Shareholders
Mutual Risk Management Ltd.

  We have audited the accompanying consolidated balance sheets of Mutual Risk Management Ltd. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mutual Risk Management Ltd. and subsidiaries at December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young

Hamilton, Bermuda
February 17, 1998

                                                                     SCHEDULE II

                          MUTUAL RISK MANAGEMENT LTD.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       PARENT COMPANY ONLY BALANCE SHEETS

                                                            DECEMBER 31,
                                                      -------------------------
                                                          1997         1996
                                                      ------------ ------------
ASSETS
Cash and cash equivalents...........................  $  1,023,820 $  4,250,235
Investments.........................................    22,130,142   59,082,682
Investments in subsidiaries and affiliates..........   343,537,438  262,993,522
Due from subsidiaries and affiliates................    23,085,085    2,386,157
Fixed assets........................................             0    1,265,818
Other assets........................................     2,611,086    7,840,114
                                                      ------------ ------------
Total Assets........................................  $392,387,571 $337,818,528
                                                      ============ ============
LIABILITIES, REDEEMABLE PREFERRED & COMMON SHARES &
 SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses...............  $      7,518 $  1,356,259
Other liabilities...................................     1,941,610    1,798,011
Debentures..........................................   128,711,279  122,210,991
                                                      ------------ ------------
Total Liabilities...................................   130,660,407  125,365,261
                                                      ------------ ------------
REDEEMABLE PREFERRED & COMMON SHARES
Preferred Shares -- Series B Non-Voting Redeemable--
 authorized and issued 2,951,835 (par value and
 redemption value $1.00)                                         0    2,951,835
Common Shares subject to redemption -- 937,168
 Common Shares (par value $0.01 redemption value
 $1.75; less subscription loans receivable --
 $383,761, plus interest received)..................     1,929,032    1,510,544
                                                      ------------ ------------
                                                         1,929,032    4,462,379
                                                      ------------ ------------
SHAREHOLDERS' EQUITY
Common Shares -- Authorized 60,00,000 (par value
$0.01)
Issued 37,876,883 (1996-- 37,126,538)...............       378,769      371,265
Additional paid-in capital..........................    87,101,966   79,812,287
Unrealized gain on investments -- net of tax........     4,035,397       47,682
Retained earnings...................................   168,282,000  127,759,654
                                                      ------------ ------------
Total Shareholders' Equity..........................   259,798,132  207,990,888
                                                      ------------ ------------
Total Liabilities, Redeemable Preferred & Common
 Shares & Shareholders' Equity......................  $392,387,571 $337,818,528
                                                      ============ ============

                See Notes to Consolidated Financial Statements.

                                                                     SCHEDULE II

                          MUTUAL RISK MANAGEMENT LTD.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     PARENT COMPANY ONLY INCOME STATEMENTS

                                     YEARS ENDED DECEMBER 31,
                                -------------------------------------
                                   1997         1996         1995
                                -----------  -----------  -----------
INCOME
  Fee Income................... $         0  $ 1,093,993  $   623,309
  Net Investment income........   2,928,791    3,808,090    1,426,671
  Equity in earnings of
   affiliates..................           0     (101,128)      12,657
                                -----------  -----------  -----------
TOTAL INCOME...................   2,928,791    4,800,955    2,062,637
  Operating expenses...........     140,943    2,104,297    1,002,648
  Amortization of debentures...   6,500,288    6,172,004    1,006,534
                                -----------  -----------  -----------
NET INCOME BEFORE EQUITY IN
 EARNINGS OF SUBSIDIARIES......  (3,712,440)  (3,475,346)     53,455
  Dividends from subsidiaries..  11,922,627      135,000    2,027,905
  Undistributed equity in
   earnings of subsidiaries....  39,728,237   40,538,483   28,273,011
                                -----------  -----------  -----------
NET INCOME.....................  47,938,424   37,198,137   30,354,371
  Preferred share dividends....    (104,929)    (166,041)    (190,024)
                                -----------  -----------  -----------
NET INCOME AVAILABLE TO COMMON
 SHAREHOLDERS.................. $47,833,495  $37,032,096  $30,164,347
                                ===========  ===========  ===========

                 See Notes to Consolidated Financial Statements

                                                                     SCHEDULE II

                          MUTUAL RISK MANAGEMENT LTD.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS

                                              YEARS ENDED DECEMBER 31,
                                        --------------------------------------
                                           1997         1996          1995
                                        -----------  -----------  ------------
NET CASH FLOW FROM OPERATING
 ACTIVITIES
Net income before dividends and equity
 in earnings of subsidiaries..........  $(3,712,440) $(3,475,346) $     53,455
Items not affecting cash
  Depreciation........................            0      649,409       492,918
  Amortization of debentures..........    6,500,288    6,172,004     1,006,534
  Amortization of investments.........     (166,292)     (13,588)     (266,487)
  Loss (gain) on disposal of fixed
   assets.............................            0        2,893           (25)
  Equity in earnings of affiliates....            0      101,128       (12,657)
Net changes in non-cash balances
 relating to operations:
  Other assets........................    5,229,028   (3,860,219)    (757,497)
  Accounts payable and accrued
   expenses...........................   (1,348,741)      25,378       536,671
  Other liabilities...................      (85,145)      (4,686)      (14,469)
  Due from subsidiaries and
   affiliates.........................  (20,698,928)    (854,620)     (262,005)
                                        -----------  -----------  ------------
NET CASH FLOW (APPLIED TO) FROM
 OPERATING ACTIVITIES.................  (14,282,230)  (1,257,647)      776,438
                                        -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Fixed assets purchased..............            0     (991,336)     (278,097)
  Proceeds from sale of fixed assets..    1,265,818       15,587        18,028
  Cost of investments.................  (18,753,904)  (1,520,088)  (97,328,258)
  Proceeds from sale of investments...   56,556,009   20,197,989    26,300,171
  Cost of investments in affiliates
   and subsidiaries...................  (37,511,234) (18,928,487)  (38,338,483)
  Dividends received from
   subsidiaries.......................   11,922,627      135,000     2,027,905
                                        -----------  -----------  ------------
NET CASH FROM (APPLIED TO) INVESTING
 ACTIVITIES...........................   13,479,316   (1,091,335) (107,598,734)
                                        -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from shares issued.....    7,297,183    9,047,295     1,618,288
  Redemption of preferred shares......   (2,951,835)           0             0
  Net proceeds from issue of
   Debentures.........................            0            0   112,119,082
  Subscription loans receivable.......      383,761      383,761       383,760
  Loan interest received..............       34,727       52,394        78,277
  Dividends paid......................   (7,187,337)  (6,060,488)   (4,724,815)
                                        -----------  -----------  ------------
NET CASH FLOW (APPLIED TO) FROM
 FINANCING ACTIVITIES.................   (2,423,501)   3,422,962   109,474,592
                                        -----------  -----------  ------------
Net (decrease) increase in cash and
 cash equivalents.....................   (3,226,415)   1,073,980     2,652,296
Cash and cash equivalents at beginning
 of year..............................    4,250,235    3,176,255       523,959
                                        -----------  -----------  ------------
Cash and cash equivalents at end of
 year.................................  $ 1,023,820  $ 4,250,235  $  3,176,255
                                        ===========  ===========  ============

                See Notes to Consolidated Financial Statements.

                                                                     SCHEDULE VI

                          MUTUAL RISK MANAGEMENT LTD.

                      SUPPLEMENTARY INSURANCE INFORMATION
                          (U.S. DOLLARS IN THOUSANDS)

                               GROSS                                                NET CLAIM AND CLAIMS   AMORTIZATION NET PAID
 YEAR ENDED    DEFERRED     RESERVE FOR      GROSS                                    EXPENSES INCURRED    OF DEFERRED   CLAIMS
DECEMBER 31,    POLICY     UNPAID CLAIMS   DISCOUNT,   GROSS     NET       NET         RELATED TO (1)         POLICY      AND
 PROPERTY-    ACQUISITION       AND         IF ANY,   UNEARNED  EARNED  INVESTMENT ----------------------- ACQUISITION   CLAIMS
  CASUALTY       COSTS    CLAIMS EXPENSES DEDUCTED(1) PREMIUMS PREMIUMS   INCOME   CURRENT YEAR PRIOR YEAR    COSTS     EXPENSES
------------  ----------- --------------- ----------- -------- -------- ---------- ------------ ---------- ------------ --------
1997            21,413        715,699       28,082    188,389   84,200    16,879      50,301        (444)     35,816     33,512
1996            11,158        418,975       23,338     93,741   56,413    13,253      35,456      (3,021)     24,185     22,027
1995            10,833        314,927       22,056     59,775   48,207    11,719      26,569      (2,264)     24,934     29,481
 YEAR ENDED
DECEMBER 31,    NET      OTHER
 PROPERTY-    PREMIUMS OPERATING
  CASUALTY    WRITTEN  EXPENSES
------------  -------- ---------
1997           96,170   19,591
1996           55,048   15,810
1995           52,160   12,436

----
(1) Medical malpractice reserves have been discounted at 6% in 1997, 1996 and 1995. Workers' compensation reserves have been discounted at 4% in 1997, 1996 and 1995.