Form 10-Q
period 1998-03-31
MUTUAL RISK MANAGEMENT LTD
filed 1998-05-14
CIK 826918

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended March 31, 1998.

                                       or


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

                YES [X]              NO [  ]

The number of outstanding shares of the registrant's Common Stock, $0.01 par value, as of March 31, 1998 was 39,054,526.

                          MUTUAL RISK MANAGEMENT LTD.

                                   I N D E X



PART I.  FINANCIAL INFORMATION:

   ITEM 1.  FINANCIAL STATEMENTS:

     Unaudited Consolidated Statements of Income and Comprehensive Income
     for the three month periods ended March 31, 1998 and 1997              3

     Consolidated Balance Sheets at March 31, 1998 (unaudited)
     and December 31, 1997                                                  4

     Unaudited Consolidated Statements of Cash Flows for the
     three month periods ended March 31, 1998 and 1997                      5

     Consolidated Statements of Shareholders' Equity at
     March 31, 1998 (unaudited) and December 31, 1997                       6

     Notes to Unaudited Consolidated Financial Statements at
     March 31, 1998                                                         7

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                8-11
              CONDITION AND RESULTS OF OPERATIONS

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                   11
              MARKET RISK

PART II.   OTHER INFORMATION:


   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 12


SIGNATURES                                                                  13

EXHIBITS

     Exhibit 11 - Computation of Net Earnings per Common
       Share and Common Share Equivalents
     Exhibit 27 - Financial Data Schedule

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                              THREE MONTHS ENDED MARCH 31
                                                1998            1997
REVENUES
 Fee income                                     $31,555,510     $23,936,629
 Premiums earned                                 28,929,194      17,952,608
 Net investment income                            7,947,293       5,987,912
 Realized capital losses                           (212,653)       (774,267)
 Other (losses) income                             (131,302)         84,270
                                                -----------      -----------

 TOTAL REVENUES                                  68,088,042      47,187,152
                                                -----------     -----------

EXPENSES
 Losses and loss expenses incurred               21,498,990       7,663,380
 Acquisition costs                                8,095,869      10,604,741
 Operating expenses                              19,672,045      14,130,334
 Interest expense                                 1,674,682       1,591,150
 Other expenses                                     363,183         236,424
                                                -----------     -----------

 TOTAL EXPENSES                                  51,304,769      34,226,029
                                                -----------     -----------

INCOME BEFORE INCOME TAXES                       16,783,273      12,961,123

 Income taxes                                     2,251,839       2,276,100
                                                -----------     -----------

NET INCOME                                       14,531,434      10,685,023

 Preferred share dividends                                -          41,510
                                                -----------     -----------

NET INCOME AVAILABLE TO
 COMMON SHAREHOLDERS                             14,531,434      10,643,513

Other comprehensive income, net of tax:
 Unrealized loss on investments                     228,470       4,271,718
                                                -----------     -----------
COMPREHENSIVE INCOME                            $14,302,964     $ 6,371,795
                                                ===========     ===========

EARNINGS PER COMMON SHARE:
 Net income available to Common Shareholders:

 Basic EPS                                            $0.38           $0.29
                                                ===========     ===========

 Diluted EPS                                          $0.34           $0.26
                                                ===========     ===========

 Dividends per share                                  $0.05           $0.04
                                                ===========     ===========

 Weighted average number of Common

 Shares outstanding - basic                      37,946,018        37,168,166
                                                ===========       ===========

 Weighted average number of Common
 Shares outstanding - diluted                    47,760,342        46,201,434
                                                ===========       ===========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,               DECEMBER 31,
                                                                                  1998                     1997
                                                                               (UNAUDITED)
ASSETS
 Cash and cash equivalents                                                   $   74,546,466         $   78,938,489
 Investments :  Held in available for sale account at fair value
  (Amortized cost $399,001,653; 1997 - $389,292,297)                            404,088,495            395,143,321
                                                                             --------------         --------------
 TOTAL MARKETABLE INVESTMENTS                                                   478,634,961            474,081,810

 Other investments                                                               13,139,219              9,428,142
 Investment income due and accrued                                                3,803,640              3,768,168
 Accounts receivable                                                            189,939,289            160,364,395
 Reinsurance receivables                                                        697,459,176            630,696,642
 Deferred expenses                                                               26,485,996             29,992,266
 Prepaid reinsurance premiums                                                   167,434,408            156,017,482
 Fixed assets                                                                    15,366,955             13,373,439
 Deferred tax benefit                                                             5,559,398              4,607,251
 Goodwill                                                                        33,041,409             32,915,932
 Other assets                                                                     7,041,724              6,698,466
 Assets held in separate accounts                                               652,693,630            625,216,561
                                                                             --------------         --------------
 TOTAL ASSETS                                                                $2,290,599,805         $2,147,160,554
                                                                             ==============         ==============
LIABILITIES, REDEEMABLE COMMON SHARES & SHAREHOLDERS' EQUITY
LIABILITIES
 Reserve for losses and loss expenses                                        $  795,539,100         $  715,699,133
 Reserve for unearned premiums                                                  198,395,380            188,388,666
 Claims deposit liabilities                                                      42,144,735             42,444,900
 Accounts payable                                                               144,094,441            135,145,220
 Accrued expenses                                                                 6,249,164              7,398,174
 Taxes payable                                                                   17,592,299             14,994,581
 Prepaid fees                                                                    17,524,863             19,268,277
 Debentures                                                                     130,385,961            128,711,279
 Other liabilities                                                                8,846,480              8,166,599
 Liabilities related to separate accounts                                       652,693,630            625,216,561
                                                                             --------------         --------------
 TOTAL LIABILITIES                                                            2,013,466,053          1,885,433,390
                                                                             --------------         --------------
REDEEMABLE COMMON SHARES
 Common Shares subject to redemption - 937,168 Common Shares
   (par value $0.01, redemption value $1.75 subscription loans
   receivable - $383,761, plus interest received)                                         -              1,929,032
                                                                             --------------         --------------
 TOTAL REDEEMABLE COMMON SHARES                                                           -              1,929,032
                                                                             --------------         --------------
SHAREHOLDERS' EQUITY
 Common Shares - Authorized 60,000,000 (par value $0.01)
            Issued 39,054,526 (1997 - 37,876,883)                                   390,545                378,769
 Additional paid-in capital                                                      92,079,396             87,101,966
 Other Comprehensive income - Unrealized gain on investments -   net
  of tax                                                                          3,806,927              4,035,397

 Retained earnings                                                              180,856,884            168,282,000
                                                                             --------------         --------------
 TOTAL SHAREHOLDERS' EQUITY                                                     277,133,752            259,798,132
                                                                             --------------         --------------
 TOTAL LIABILITIES, REDEEMABLE COMMON SHARES
 & SHAREHOLDERS' EQUITY                                                      $2,290,599,805         $2,147,160,554
                                                                             ==============         ==============

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                    1998               1997
NET CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                                    $ 14,531,434          $ 10,685,023
Items not affecting cash:
 Depreciation                                                                    1,282,641               842,026
 Amortization of investments and net gain on sales                               1,585,599               431,991
 Amortization of Convertible Debentures                                          1,674,682             1,590,106
 Deferred tax benefit                                                           (1,708,130)           (1,901,168)
 Other items                                                                       466,994               132,155
Net changes in non-cash balances relating to operations:
 Accounts receivable                                                           (29,574,894)          (24,505,709)
 Reinsurance receivables                                                       (66,762,534)          (30,448,652)
 Investment income due and accrued                                                 (35,472)              917,415
 Deferred expenses                                                               3,506,270            (4,538,189)
 Prepaid reinsurance premiums                                                  (11,416,926)          (16,472,284)
 Other assets                                                                     (343,258)            1,988,106
 Reserve for losses and loss expenses                                           79,839,967            36,486,523
 Prepaid fees                                                                   (1,743,415)            1,636,260
 Reserve for unearned premium                                                   10,006,714            24,478,012
 Accounts payable                                                                8,949,221            12,514,183
 Taxes payable                                                                   2,597,717             3,508,674
 Accrued expenses                                                               (1,149,010)           (1,615,270)
 Other liabilities                                                                 664,945               222,145
                                                                              ------------          ------------
NET CASH FLOW FROM OPERATING ACTIVITIES                                         12,372,545            15,951,347
                                                                              ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of investments - Available for sale                          7,607,112            94,983,103
 Proceeds from maturity of investments - Available for sale                     17,304,258            10,250,576
 Fixed assets purchased                                                         (3,278,376)           (2,749,673)
 Investments purchased - Available for sale                                    (36,206,326)          (45,234,707)
 Investment in affiliates and other investments                                 (2,555,251)              (14,488)
 Goodwill purchased                                                               (456,160)           (7,937,953)
 Other items                                                                         1,776                 6,537
                                                                              ------------          ------------
NET CASH FLOW (APPLIED TO) FROM INVESTING ACTIVITIES                           (17,582,967)           49,303,395
                                                                              ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Loan repayment & interest received                                                388,683                10,188
 Proceeds from shares issued                                                     2,671,491             1,348,082
 Claims deposit liabilities                                                       (300,165)           (1,619,040)
 Dividends paid                                                                 (1,941,610)           (1,756,088)
                                                                              ------------          ------------
NET CASH FLOW FROM (APPLIED TO) FINANCING ACTIVITIES
                                                                              ------------   -------------------
                                                                                   818,399            (2,016,858)
                                                                              ------------          ------------
 Net (decrease) increase in cash and cash equivalents                           (4,392,023)           63,237,884
 Cash and cash equivalents at beginning of period                               78,938,489            52,242,353
                                                                              ------------          ------------
Cash and cash equivalents at end of period                                    $ 74,546,466          $115,480,237
                                                                              ============          ============

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                                $          0          $      1,044
                                                                              ============          ============
 Income taxes paid, net                                                       $    734,816          $          0
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

Three Months Ended March
 31, 1998 (unaudited)
---------------------------
Common Shares                   $    378,769   $   11,776     $        -     $         -   $       -      $         -   $    390,545
Additional paid-in capital        87,101,966    4,977,430              -               -           -                -     92,079,396
Other comprehensive income
 -
   Unrealized gain on
   investments - net of tax        4,035,397            -       (228,470)              -           -                -      3,806,927
Retained earnings                168,282,000            -              -      14,531,434           -       (1,956,550)   180,856,884
                                ------------  -----------    ------------    -------------- ----------    ------------- ------------

Total Shareholders' Equity
AT MARCH 31, 1998               $259,798,132   $4,989,206     $ (228,470)    $14,531,434   $       -      $(1,956,550) $277,133,752
                                ============  ===========     ===========    ===========   ============   ============ ============

Year Ended December 31,  1997 (3)
---------------------------------

Common Shares                   $    371,265   $    7,504      $        -    $         -   $       -      $         -   $    378,769
Additional paid-in capital        79,812,287    7,289,679               -              -           -                -     87,101,966
Other comprehensive income
 -
   Unrealized gain on
   investments - net of tax           47,682            -       3,987,715              -           -                -      4,035,397
Retained earnings                127,759,654            -               -     47,938,424    (104,929)      (7,311,149)   168,282,000
                                ------------  -------------  -------------   -----------   -----------     -----------  ------------

TOTAL SHAREHOLDERS' EQUITY
AT DECEMBER 31, 1997            $207,990,888   $7,297,183      $3,987,715    $47,938,424   $(104,929)     $(7,311,149)  $259,798,132
                                ============  ===========  ==============   =============  ==========   ==============  ============


(1) Dividend per share amounts were $ nil for the three months ended March 31, 1998 and $.04 for the year ended December 31, 1997.

(2) Dividend per share amounts were $.05 for the three months ended March 31, 1998 and $.19 for the year ended December 31, 1997 (restated for stock split).

(3) Effective September 26, 1997 the Company effected a two - for - one stock split recorded in the form of a stock dividend. 18,741,121 Common Shares were issued in respect of this split. Prior periods have been restated.



     See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998


1. INTERIM ACCOUNTING POLICY

   In the opinion of management of the Company, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of what operating results may be for the full year.

2.   COMPREHENSIVE INCOME

   During the first quarter of 1998 the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Specifically, the Company has reported the change in unrealized gains and losses on investments as a deduction from net income to arrive at comprehensive income of $14.3 million for the first quarter of 1998, compared to $6.4 million for the first quarter of 1997. The deductions are net of a tax charge of $.8 million in 1998 and a credit of $1.5 million in 1997.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997

     The results of operations for the quarter ended March 31, 1998, reflect a continuation of growth in Fee income and Net income due to the strong growth in the Program Business segment and, increased investment income. Net income available to common shareholders amounted to $14.5 million or $0.34 per Common Share for the quarter ended March 31, 1998 on a diluted basis representing an increase of 26% over the corresponding 1997 period.


                                              THREE MONTHS ENDED MARCH 31,
                                           1998                          1997
                                ---------------------------  ----------------------------
                                            ($ thousands except per share data)

                                                PER                         PER
                                            COMMON SHARE               COMMON SHARE(b)
                                            ------------                ------------

                                           BASIC    DILUTED            BASIC    DILUTED
Net income excluding
   realized capital losses      $14,648   $  0.39   $  0.34  $11,158   $  0.30   $  0.27
Realized capital losses (a)        (116)    (0.01)        -     (514)    (0.01)    (0.01)
                                -------   -------   -------  -------   -------   -------

Net income available to
  Common Shareholders           $14,532   $  0.38   $  0.34  $10,644   $  0.29   $  0.26
                                =======   =======   =======  =======   =======   =======

Average number of
  shares outstanding (000's)               37,946    47,760             37,168    46,201
                                          -------   -------            -------   -------

(a)  Net of tax.
(b) 1997 per share amounts have been adjusted to reflect the two-for-one stock split which was effected on September 26, 1997.


Total revenues amounted to $68.1 million representing an increase of 44% over the corresponding 1997 period. The following table shows the major components of Revenues for the period.

(In thousands)


                                                  TOTAL REVENUES
                                             THREE MONTHS ENDED MARCH 31,

                                           1998             1997   INCREASE
                                        -------          -------   --------

     Fee income                         $31,556          $23,937         32%
     Premiums earned                     28,929           17,952         61%
     Net investment income                7,947            5,988         33%
     Realized capital gains (losses)       (213)            (774)        N/M
     Other (losses) income                 (131)              84         N/M
                                        -------          -------
     Total                              $68,088          $47,187         44%
                                        =======          =======

     Total Fee income increased 32% to $31.6 million for the first quarter of 1998 as compared to $23.9 million in 1997. Pre-tax profit margins were 38% for the quarter as compared to 41% in the first quarter of 1997. Excluding the underwriting management portion of the Program Business segment and the Financial Services segment, which generally have lower margins, pre-tax profit margins were 47% for the quarter as compared to 45% in the first quarter of 1997. The components of Fee income are illustrated by business segment in the following table:


(In thousands)

                                    FEE INCOME BY BUSINESS SEGMENT
                                     THREE MONTHS ENDED MARCH 31,

                                      1998     1997  INCREASE
                                   -------  -------  --------
 Program business fees             $15,516  $ 9,168        69%
 Corporate risk management fees     11,343   11,450        (1%)
 Specialty brokerage fees            1,794    1,588        13%
 Financial services fees             2,902    1,730        68%
                                   -------  -------

 Total                             $31,556  $23,937        32%
                                   =======  =======


          The Program Business segment, the fastest growing business segment, involves replacing traditional insurers and acting as a conduit between producers of specialty books of business and reinsurers wishing to write that business. Program Business accounted for 49% of total Fee income for the first three months of 1998 compared to 38% in the corresponding 1997 period. Fees from Program Business increased 69% in the first quarter to $15.5 million compared to $9.2 million in the first quarter of 1997 as a result of the continued expansion in this business both through the growth of existing programs and the addition of new programs. Program Business profit margins were 40% in both periods.

     Gross premiums written increased 38% to $182 million for the first three months of 1998 as compared to $132 million in 1997, primarily as a result of the growth within the Program Business segment. Program Business generally involves greater premium volume per unit than Corporate Risk Management business. Premiums earned increased 61% to $28.9 million in the first three months of 1998, as compared to $18.0 million in 1997. This increase was also primarily due to the growth within the Program Business segment.

     Corporate Risk Management, the Company's original business segment, involves providing services to businesses and associations seeking to insure a portion of their risk in a loss sensitive Alternative Market structure. This segment accounted for 36% of total Fee income for the first three months of 1998, down from 48% in the corresponding 1997 period. Corporate Risk Management fees decreased by 1% in the quarter to $11.3 million compared to $11.5 million in 1997 as a result of a continuation of the extremely soft commercial insurance market. Profit margins, however, increased to 48% for the first three months of 1998 compared to 44% in 1997. The Company added 4 new corporate accounts in the first quarter as opposed to 17 in the corresponding 1997 quarter. Renewal rates, also reflecting the soft market cycle, dropped to 56% from 83% in 1997.

     The Company's Specialty Brokerage business segment provides access to Alternative Risk Transfer insurers and reinsurers in Bermuda and Europe. The segment produced $1.8 million of total Fee income in the first quarter representing 6% of total Fee income. Specialty Brokerage fees grew by 13% in the first three months of 1998 from $1.6 million in the corresponding 1997 period. Renewal rates remained high in this segment at 91% for the first three months of 1998 as compared to 82% in 1997. Profit margins, however, decreased to 22% in the first quarter from 40% for the 1997 first quarter primarily as a result of declining premium rates in Bermuda on new and renewal business and the effects of a small start up operation in the U.S.

     Financial Services, the Company's newest business segment, is being built on the acquisition of Hemisphere, which provides administrative services to offshore mutual funds and other companies. The segment accounted for 9% of total Fee income for the first three months of 1998 up from 7% in the corresponding 1997 period. Fees from Financial Services increased in the quarter by 68% to $2.9 million primarily as a result of an increase in the number of mutual funds under management from 98 at March 31, 1997 to 150 a year later. Renewal rates were 100% for the first three months of 1998 as compared to 99% in 1997. Profit margins were adversely affected in 1998 by a revised executive incentive plan and staff expansion costs to service new business and declined to (6%) in the quarter as opposed to 25% in the 1997 first quarter. During the first quarter, the Company replaced the existing executive incentive program at Hemisphere with a revised long term plan. The prior plan, which was put in place in 1996 when the Company acquired Hemisphere, called for a one time payment in 1999 based on meeting performance targets. Due to the success of Hemisphere since its acquisition, that payment was likely to amount to the maximum possible of $5 million. The new plan replaces this potential bonus payable in 1999 with a current bonus arrangement payable over three years and a revised set of performance targets. The new incentive program will give Hemisphere the opportunity to continue the rapid growth that it has experienced since its acquisition and will facilitate its expansion into the United States and Europe. This revised executive incentive program will, however, affect the segment's operating expenses by $600,000 per quarter, adversely affecting the margins of the Financial Services segment in the short run.

     Gross investment income increased by $2.1 million or 31% to $9.1 million in the first quarter of 1998 over the same period of 1997 as a result of an increase of 4% in gross invested assets to $473.5 million and an increase in the yield on these assets. Net investment income, after adjusting for investment income which is not included in the earnings of the Company, increased by 33% during the quarter as a result of an increase of 4% in net invested assets to $407.5 million and an increase in the yield on these assets to 7.9% from 6.2% in the first quarter of 1997.

(In thousands)
                                         TOTAL EXPENSES
                                   THREE MONTHS ENDED MARCH 31,

                                   1998            1997  INCREASE
                                 -------         -------  --------

  Total Insurance Costs          29,595          18,268        62%
  Operating expenses             19,672          14,130        39%
  Interest expense                1,675           1,591         5%
  Other expenses                    363             237        54%
                                -------         -------

  Total                         $51,305         $34,226        50%
                                =======         =======

     The increases in Total insurance costs were the direct result of the increases in Premiums earned during the period.

     Operating expenses increased by 39% to $19.7 million for the first quarter from $14.1 million. The increase is attributable to the revised executive incentive plan in Financial Services, recent acquisitions, and growth in personnel and other expenses stemming from the increased business in each segment. Excluding the effect of recent acquisitions and the revised executive incentive plan, the increase in operating expenses would have been 30%.

     The effective tax rate was 13.4% in the quarter compared to 17.6% in the corresponding 1997 period. The decrease in the quarterly rate is due mainly to a restructuring of the taxable entities in both the United States and Europe, and the tax benefit derived from the exercise of employee stock options.

FINANCIAL CONDITION AND LIQUIDITY

     Total assets increased to $2.3 billion at March 31, 1998 from $2.1 billion at December 31, 1997. Assets held in separate accounts, which are principally managed assets attributable to participants in the Company's IPC Programs, accounted for approximately 28% of Total assets at March 31, 1998 and 29% at December 31, 1997. Total Shareholders' equity increased to $277 million at March 31, 1998 from $260 million at December 31, 1997 primarily as a result of Net income in the quarter and the issuance of Common Shares offset by the payment of dividends. Return on equity was 22% for the first quarter of 1998 compared to 20% in the corresponding period of 1997.

     The Company continues to produce a positive cash flow from operating activities which is used to fund short term requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     Not Applicable

MUTUAL RISK MANAGEMENT LTD.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A. EXHIBIT 11 - Computation of Net Earnings Per Common Share and Common Share Equivalents.

         EXHIBIT 27 - Financial Data Schedule

   B. REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the three month period ended March 31, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         MUTUAL RISK MANAGEMENT LTD.



                          /s/ James C. Kelly
                         __________________________________________________
                         JAMES C. KELLY
                         SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND AUTHORIZED SIGNATORY

DATE:  MAY 13, 1998