Form 10-Q
period 1998-06-30
MUTUAL RISK MANAGEMENT LTD
filed 1998-08-13
CIK 826918

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended June 30, 1998.

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____________ to
     _____________ .


Commission File Number 1-10760


                          MUTUAL RISK MANAGEMENT LTD.
---------------------------------------------------------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           BERMUDA                                        NOT APPLICABLE
---------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


                               44 CHURCH STREET,
                            HAMILTON HM 12, BERMUDA
---------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


                                 (441) 295-5688
---------------------------------------------------------------------------
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                 NOT APPLICABLE
---------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                YES  [X]             NO  [ ]


The number of outstanding shares of the registrant's Common Stock, $0.01 par value, as of June 30, 1998 was 39,676,789.

                          MUTUAL RISK MANAGEMENT LTD.

                                   I N D E X


PART I.  FINANCIAL INFORMATION:

   ITEM 1.  FINANCIAL STATEMENTS:

     Unaudited Consolidated Statements of Income for the quarter and
     six month periods ended June 30, 1998 and 1997                     3

     Consolidated Balance Sheets at June 30, 1998 (unaudited)
     and December 31, 1997                                              4

     Unaudited Consolidated Statements of Cash Flows for the
     six month periods ended June 30, 1998 and 1997                     5

     Consolidated Statements of Shareholders' Equity at
     June 30, 1998 (unaudited) and December 31, 1997                    6

     Notes to Unaudited Consolidated Financial Statements at
     June 30, 1998                                                      7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL        8-12
                CONDITION AND RESULTS OF OPERATIONS

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK                                            12


PART II.  OTHER INFORMATION:

   ITEM 2.  CHANGES IN SECURITIES                                      13

   ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS         14

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           14


SIGNATURES                                                             15

EXHIBITS

     Exhibit 11 - Computation of Net Earnings per Common
       Share and Common Share Equivalents
     Exhibit 27 - Financial Data Schedule

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                                    QUARTER ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                                    1998             1997             1998             1997
REVENUES
 Fee income                                      $32,802,055      $24,996,802      $64,357,565     $48,933,431
 Premiums earned                                  20,877,189       17,230,635       49,806,383      35,183,242
 Net investment income                             7,061,419        6,985,856       15,008,712      12,973,768
 Realized capital losses                            (944,594)        (696,994)      (1,157,246)     (1,471,262)
 Other income (losses)                               174,803          (35,991)          43,500          48,281
                                              --------------   --------------   --------------   -------------

 TOTAL REVENUES                                   59,970,872       48,480,308      128,058,914      95,667,460
                                              --------------   --------------   --------------   -------------

EXPENSES
 Losses and loss expenses incurred                12,378,364       11,552,875       33,877,354      19,216,255
 Acquisition costs                                 8,795,924        6,083,686       16,891,793      16,688,427
 Operating expenses                               20,112,944       15,115,134       39,784,989      29,245,468
 Interest expense                                  1,657,702        1,618,880        3,332,384       3,210,030
 Other expenses                                      436,953          261,184          800,136         497,607
                                              --------------   --------------   --------------   -------------

 TOTAL EXPENSES                                   43,381,887       34,631,759       94,686,656      68,857,787
                                              --------------   --------------   --------------   -------------


INCOME BEFORE INCOME TAXES                        16,588,985       13,848,549       33,372,258      26,809,673

 Income taxes                                      2,052,379        2,639,725        4,304,218       4,915,825
                                              --------------   --------------   --------------   -------------

NET INCOME                                        14,536,606       11,208,824       29,068,040      21,893,848

 Preferred share dividends                           -                 41,510         -                 83,020
                                              --------------   --------------   --------------   -------------
NET INCOME AVAILABLE TO
 COMMON SHAREHOLDERS                              14,536,606       11,167,314       29,068,040      21,810,828

 Other comprehensive income, net of tax:
    Unrealized (loss) gain on investments           (332,609)       4,936,841         (561,079)        665,123
                                              --------------   --------------   --------------   -------------
COMPREHENSIVE INCOME                             $14,203,997      $16,104,155      $28,506,961     $22,475,951
                                              ==============   ==============   ==============   =============

EARNINGS PER COMMON SHARE:
Net Income available to Common Shareholders:

 Basic EPS                                             $0.37            $0.30            $0.75           $0.59
                                                       =====            =====            =====           =====
 Diluted EPS                                           $0.33            $0.28            $0.67           $0.54
                                                       =====            =====            =====           =====
 Dividends per share                                   $0.05            $0.05            $0.10           $0.10
                                                       =====            =====            =====           =====
 Weighted average number of Common
 Shares outstanding - basic                       39,377,171       37,301,998       38,665,550      37,235,452
                                                  ==========       ==========       ==========      ==========
 Weighted average number of Common
 Shares outstanding - diluted                     48,238,301       46,485,300       48,002,757      46,343,738
                                                  ==========       ==========       ==========      ==========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30,          DECEMBER 31,
                                                                                   1998                1997
                                                                                (Unaudited)
ASSETS
   Cash and cash equivalents                                                    $71,067,098         $78,938,489
   Investments :  Held in available for sale account at fair value
    (Amortized cost $388,645,218; 1997  - $389,292,297)                         393,670,999         395,143,321
                                                                             --------------      --------------
   Total marketable investments                                                 464,738,097         474,081,810
   Other investments                                                              7,926,048           9,428,142
   Investment income due and accrued                                              4,161,247           3,768,168
   Accounts receivable                                                          238,798,621         160,364,395
   Reinsurance receivables                                                      717,408,863         630,696,642
   Deferred expenses                                                             26,541,328          29,992,266
   Prepaid reinsurance premiums                                                 204,634,513         156,017,482
   Fixed assets                                                                  16,433,916          13,373,439
   Deferred tax benefit                                                           6,538,328           4,607,251
   Goodwill                                                                      46,972,058          32,915,932
   Other assets                                                                   5,836,192           6,698,466
   Assets held in separate accounts                                             689,677,210         625,216,561
                                                                             --------------      --------------
   Total Assets                                                              $2,429,666,421      $2,147,160,554
                                                                             ==============      ==============
LIABILITIES, REDEEMABLE COMMON SHARES & SHAREHOLDERS' EQUITY
LIABILITIES
   Reserve for losses and loss expenses                                        $804,817,151        $715,699,133
   Reserve for unearned premiums                                                240,845,125         188,388,666
   Claims deposit liabilities                                                    43,420,306          42,444,900
   Accounts payable                                                             168,679,830         135,145,220
   Accrued expenses                                                               7,630,824           7,398,174
   Taxes payable                                                                 16,539,831          14,994,581
   Prepaid fees                                                                  20,349,391          19,268,277
   Debentures                                                                   126,186,000         128,711,279
   Other liabilities                                                              9,389,067           8,166,599
   Liabilities related to separate accounts                                     689,677,210         625,216,561
                                                                             --------------      --------------
   Total Liabilities                                                          2,127,534,735       1,885,433,390
                                                                             --------------      --------------
REDEEMABLE COMMON SHARES
   Common shares subject to redemption - 937,168 Common Shares par value $0.01, redemption value $1.75 less subscription
       loans receivable - $383,761, plus interest received)                         -                 1,929,032
                                                                             --------------      --------------
   Total Redeemable Common Shares                                                   -                 1,929,032
                                                                             --------------      --------------

SHAREHOLDERS' EQUITY
   Common Shares - Authorized 60,000,000 (par value $0.01)
                   Issued 39,676,789 (1997 - 37,876,883)                            396,768             378,769
   Additional paid-in capital                                                   104,865,683          87,101,966
   Other comprehensive income - unrealized gain on investments -
    net of tax                                                                    3,474,318           4,035,397
   Retained earnings                                                            193,394,917         168,282,000
                                                                             --------------      --------------
   Total Shareholders' Equity                                                   302,131,686         259,798,132
                                                                             --------------      --------------
   Total Liabilities, Redeemable Common Shares & Shareholders'
     Equity                                                                  $2,429,666,421      $2,147,160,554
                                                                             ==============      ==============

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Six Months Ended June 30,
                                                                                  1998              1997
NET CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                                    $29,068,040        $21,893,848
Items not affecting cash:
    Depreciation                                                                2,651,794          1,765,564
    Amortization of investments and net gain on sales                           3,830,180           (897,130)
    Amortization of Convertible Debentures                                      3,332,384          3,208,039
    Deferred tax benefit                                                       (1,862,355)        (1,060,070)
    Other items                                                                   455,866            400,139
Net changes in non-cash balances relating to operations:
    Accounts receivable                                                       (78,434,226)       (10,105,441)
    Reinsurance receivables                                                   (86,712,221)       (51,145,036)
    Investment income due and accrued                                            (393,079)         1,515,418
    Deferred expenses                                                           3,450,938           (406,759)
    Prepaid reinsurance premiums                                              (48,617,031)       (50,565,743)
    Other assets                                                                  862,274            916,853
    Reserve for losses and loss expenses                                       89,118,018         61,557,841
    Prepaid fees                                                                1,081,114          1,381,975
    Reserve for unearned premium                                               52,456,459         57,517,728
    Accounts payable                                                           33,534,610         (8,859,015)
    Taxes payable                                                               1,545,250          2,607,026
    Accrued expenses                                                              232,650           (586,227)
    Other liabilities                                                           1,179,263           (794,159)
                                                                              -----------        -----------
NET CASH FLOW FROM OPERATING ACTIVITIES                                         6,779,928         28,344,851
                                                                              -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of investments - Available for sale                     52,307,121        127,892,478
    Proceeds from maturity of investments - Available for sale                 26,622,831         14,897,981
    Fixed assets purchased                                                     (5,715,245)        (4,493,210)
    Investments purchased - Available for sale                                (82,712,167)      (142,614,629)
    Investment in affiliates and other investments                               (355,307)        (2,136,488)
    Proceeds from sale of other investments                                     2,928,891              -
    Goodwill purchased                                                         (9,690,246)        (8,284,396)
    Other items                                                                     5,309             15,509
                                                                              -----------        -----------
NET CASH FLOW APPLIED TO INVESTING ACTIVITIES                                 (16,608,813)       (14,722,755)
                                                                              -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Loan repayment & interest received                                            388,683             20,377
    Proceeds from shares issued                                                 4,505,321          2,671,637
    Claims deposit liabilities                                                    975,406         (5,136,342)
    Dividends paid                                                             (3,911,916)        (3,516,504)
                                                                              -----------        -----------
NET CASH FLOW FROM (APPLIED TO) FINANCING ACTIVITIES                            1,957,494         (5,960,832)
                                                                              -----------        -----------
    Net (decrease) increase in cash and cash equivalents                       (7,871,391)         7,661,264
    Cash and cash equivalents at beginning of period                           78,938,489         52,242,353
                                                                              -----------        -----------
Cash and cash equivalents at end of period                                    $71,067,098        $59,903,617
                                                                              ===========        ===========
Supplemental cash flow information:
    Interest paid                                                                      $0             $1,991
                                                                              ===========        ===========
    Income taxes paid, net                                                     $4,063,973         $3,115,756
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

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                           SERIES B
                                                                                          Preferred      Common
                                                                Change in                   Share         Share
                                      Opening       Shares      Unrealized     Net        Dividends     Dividends      Closing
                                      Balance       Issued      Gain (Loss)    Income     Declared (1)  Declared (2)   Balance

SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)
------------------------------------------
Common Shares                       $    378,769  $    17,999  $        -   $         -  $       -     $         -   $    396,768
Additional paid-in capital            87,101,966   17,763,717           -             -          -               -    104,865,683
Unrealized gain
   on investments                      4,035,397            -    (561,079)            -          -               -      3,474,318
Retained earnings                    168,282,000            -           -    29,068,040          -      (3,955,123)   193,394,917
                                    ------------  -----------  ----------   -----------  ---------     -----------   ------------

TOTAL SHAREHOLDERS' EQUITY
AT JUNE 30, 1998                    $259,798,132  $17,781,716  $ (561,079)  $29,068,040  $             $(3,955,123)  $302,131,686
                                    ============  ===========  ==========   ===========  =========     ===========   ============

YEAR ENDED DECEMBER 31, 1997 (3)
----------------------------------

Common Shares                       $    371,265  $     7,504  $        -   $         -  $       -     $         -   $    378,769
Additional paid-in capital            79,812,287    7,289,679           -             -          -               -     87,101,966
Unrealized gain
   on investments                         47,682            -   3,987,715             -          -               -      4,035,397
Retained earnings                    127,759,654            -           -    47,938,424   (104,929)     (7,311,149)   168,282,000
                                    ------------  -----------  ----------   -----------  ---------     -----------   ------------

TOTAL SHAREHOLDERS' EQUITY
AT DECEMBER 31, 1997                $207,990,888  $ 7,297,183  $3,987,715   $47,938,424  $(104,929)    $(7,311,149)  $259,798,132
                                    ============  ===========  ==========   ===========  =========     ===========   ============


(1) Dividend per share amounts were $nil for the six months ended June 30, 1998 and $.04 for the year ended December 31, 1997.

(2) Dividend per share amounts were $.10 for the six months ended June 30, 1998 and $.19 for the year ended December 31, 1997 (restated for stock split).

(3) Effective September 28, 1997 the Company effected a two-for-one stock split recorded in the form of a stock dividend.
     18,741,121 Common Shares were issued in respect of this split. Prior periods have been restated.



     See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998


1. INTERIM ACCOUNTING POLICY


   In the opinion of management of the Company, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of operations and cash flows for the six months ended June 30, 1998 and 1997. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the six months ended June 30, 1998 are not necessarily indicative of what operating results may be for the full year.

2. COMPREHENSIVE INCOME

   During the first quarter of 1998 the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Specifically, the Company has reported the change in unrealized gains and losses on investments as a deduction from or increase to Net income to arrive at Comprehensive income of $14.2 million and $16.1 million for the second quarter of 1998 and 1997, and $28.5 million and $22.5 million for the six months ended June 30, 1998 and 1997. The movements in unrealized gains and losses are net of tax of $.8 million and $(1.4) million in the second quarter of 1998 and 1997, and $.1 million in each of the six months ended June 30, 1998 and 1997.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

The results of operations for the quarter and six months ended June 30, 1998, reflect a continuation of growth in Fee income and Net income due to both the addition of new accounts and the growth of existing accounts. Net income available to common shareholders amounted to $29.1 million or $0.67 per Common Share on a diluted basis for the six months ended June 30, 1998 representing an increase of 24% on a per share basis over the corresponding period as shown in the tables below.

TABLE 1  EARNINGS PER SHARE

                                                         SECOND QUARTER TO JUNE 30,
                                                   1998                            1997
                                       ----------------------------     ----------------------------
                                                   ($ thousands except per share data)
                                                       PER                               PER
                                                   COMMON SHARE                     COMMON SHARE
                                                 ----------------                 ----------------
                                                 BASIC    DILUTED                 BASIC    DILUTED
Net income excluding
 realized capital losses               $15,204   $  0.39   $  0.35      $11,779   $  0.32   $  0.29
Realized capital losses (a)               (667)    (0.02)    (0.02)        (612)    (0.02)    (0.01)
                                       -------   -------   -------      -------   -------   -------
Net income available to
 Common Shareholders                   $14,537   $  0.37   $  0.33      $11,167   $  0.30   $  0.28
                                       =======   =======   =======      =======   =======   =======
Average number of
 shares outstanding (000's)                       39,377    48,238                 37,302    46,485
                                                 -------   -------                -------   -------

                                                         SIX MONTHS ENDING JUNE 30,
                                                   1998                            1997
                                       ----------------------------     ----------------------------
                                                   ($ thousands except per share data)
                                                       PER                               PER
                                                   COMMON SHARE                     COMMON SHARE
                                                 ----------------                 ----------------
                                                 BASIC    DILUTED                 BASIC    DILUTED
Net income excluding
 realized capital losses               $29,851   $  0.77   $  0.69   $22,937   $  0.62   $  0.56
Realized capital losses (a)               (783)    (0.02)    (0.02)   (1,126)    (0.03)    (0.02)
                                       -------   -------   -------   -------   -------   -------
Net income available to
 Common Shareholders                   $29,068   $  0.75   $  0.67   $21,811   $  0.59   $  0.54
                                       =======   =======   =======   =======   =======   =======
Average number of
 shares outstanding (000's)                       38,666    48,003              37,235    46,344
                                                 -------   -------             -------   -------

(a)  Net of tax.

Total revenues amounted to $60.0 million and $128.1 million for the quarter and six months ended June 30, 1998 representing increases of 24% and 34% over the corresponding 1997 periods. Table II shows the major components of Revenues for these periods.



TABLE II - REVENUES

                                               PERIODS TO JUNE 30,
                                                 (IN THOUSANDS)
                                SECOND QUARTER                     SIX MONTHS
                           1998      1997    GROWTH        1998       1997    GROWTH
                           ----      ----    ------        ----       ----    ------
Fee income                 $32,802   $24,997    31%        $ 64,358   $48,933    32%
Premiums earned             20,877    17,230    21%          49,806    35,183    42%
Net investment income        7,062     6,986     1%          15,009    12,974    16%
Realized capital losses       (945)     (697)  (36%)         (1,157)   (1,471)  (21%)
Other income                   175       (36)   NM               43        48   (10%)
                           -------   -------               --------   -------

                           $59,971   $48,480    24%        $128,059   $95,667    34%
                           =======   =======               ========   =======

Fee income grew by 31% in the second quarter to $32.8 million, and 32% to $64.4 million for the first six months of 1998, as compared to $25.0 million and $48.9 million respectively in 1997. Pre-tax profit margins were 39% for the second quarter of 1998 compared to 40% for 1997 and 38% for the first six months of 1998 as compared to 40% for the first six months of 1997.

SEGMENT ANALYSIS

  The components of Fee income by business segment are illustrated in Table III.

TABLE III - FEE INCOME BY BUSINESS SEGMENT

                                               PERIODS TO JUNE 30,
                                SECOND QUARTER                     SIX MONTHS
                           1998      1997    GROWTH        1998       1997     GROWTH
                           ----      ----    ------        ----       ----     ------
Program business           $18,598   $10,585    76%        $34,115   $19,753    73%
Corporate risk
  management                 9,143    10,777   (15%)        20,486    22,227    (8%)
Specialty brokerage          1,845     1,543    20%          3,639     3,131    16%
Financial services           3,216     2,092    54%          6,118     3,822    60%
                           -------   -------               -------   -------

Total                      $32,802   $24,997    31%        $64,358   $48,933    32%
                           =======   =======               =======   =======

PROGRAM BUSINESS

Program Business, the Company's fastest growing business segment, involves replacing traditional insurers and acting as a conduit between producers of specialty books of business and reinsurers wishing to write that business. The segment accounted for 57% of total Fee Income in the quarter and 53% for the first six months of 1998 compared to 43% and 40% in the corresponding 1997 periods. Fees from Program Business increased 76% in the second quarter to $18.6 million and by 73% to $34.1 million in the first six months as compared to $10.6 million and $19.8 million respectively in 1997. This resulted from the continued expansion of this business segment both through the growth of existing programs and the addition of new programs. Profit margins were 41% for the quarter and 39% for the six months of 1998, down from 37% for both periods of 1997.

Gross premiums written increased 56% to $436 million for the first six months of 1998 as compared to $281 million in 1997, primarily as a result of the growth within the Program Business segment. Program Business generally involves greater premium volume per unit than Corporate Risk Management business. Premiums earned increased 21% to $20.9 million in the second quarter and 42% to $49.8 million in the first six months of 1998, as compared to $17.2 million and $35.2 million in the corresponding 1997 periods. These increases were also primarily due to the growth within the Program Business segment.


CORPORATE RISK MANAGEMENT

Corporate Risk Management, the Company's original business segment, involves providing services to businesses and associations seeking to insure a portion of
their risk in a loss sensitive   Alternative Market structure. This segment
accounted for 28% of total Fee income in the second quarter and 32% for the first six months of 1998, down from 43% and 46% in the corresponding 1997 periods. Corporate risk management fees decreased by 15% in the second quarter to $9.1 million, compared to $10.8 million in the second quarter of 1997, and by 8% in the first six months to $20.5 million, compared to $22.2 million in 1997 as a result of a continuation of the extremely soft commercial insurance market. Profit margins remained strong at 48% in the second quarter, as compared to 45% in 1997, and 51% for the first six months of 1998, compared to 46% in 1997. The Company added 9 new accounts in the second quarter compared to 2 in 1997 and 13 in the first six months compared to 19 in 1997. Renewal rates continued also to reflect the soft market cycle at 71% for the second quarter compared to 62% in 1997 and 61% in the first six months compared to 74% in 1997.


SPECIALTY BROKERAGE

The Company's Specialty Brokerage business segment provides access to Alternative Risk Transfer insurers and reinsurers in Bermuda and Europe. The segment produced $1.8 million of total Fee income in the second quarter and $3.6 million in the first six months of 1998 representing 6% of total Fee income in both the second quarter and the first six months. Specialty Brokerage fees grew by 20% in the second quarter and 16% in the first six months of 1998 from $1.5 million and $3.1 million in the corresponding 1997 periods. Renewal rates remained high in this segment at 89% for the first six months of 1998 as compared to 82% in 1997. Profit margins decreased to 29% in the second quarter, and to 26% for the first six months from 34% and 37% in the corresponding 1997 periods, primarily as a result of declining premium rates in Bermuda on new and renewal business and the effects of a small startup operation in the U.S.


FINANCIAL SERVICES

Financial Services, the Company's newest business segment, is being built on the acquisition of Hemisphere which provides administrative services to offshore mutual funds and other companies. The segment accounted for 9% of total Fee income for both the second quarter and six month periods of 1998. Fees from Financial Services increased in the quarter by 54% to $3.2 million, over the 1997 corresponding period, and by 60%, to $6.1 million, for the half year, primarily as a result of an increase in the number of mutual funds under administration from 104 at June 30, 1997 to 163. Renewal rates remained very high in this business segment at 97% for the first six months of 1998 as compared to 96% in 1997. As previously announced, profit margins were adversely affected in 1998 by a revised executive incentive plan and staff expansion costs to service new business and declined to 2% in the second quarter and negative 2% for the first six months. Excluding the effect of the revised executive incentive plan, the profit margins in this segment would have been 21% for the quarter and 19% for the six months.


INVESTMENT INCOME

Gross investment income increased by $2.4 million or 17% to $17.0 million in the first six months of 1998 over the corresponding 1997 period primarily as a result of an increase in the yield on invested assets.

Net investment income increased by 1% to $7.1 million in the second quarter and by 16% to $15.0 million for the first six months of 1998. Investment yields declined in the second quarter by almost 1% from the first quarter on an annualized basis primarily due to exceptionally good performance during the first quarter of 1998 in the Company's Bermuda investment portfolio which was not repeated in the second quarter.

TABLE IV - EXPENSES

                                            PERIODS TO JUNE 30,
                               SECOND QUARTER                 SIX MONTHS
                          1998      1997  INCREASE      1998     1997  INCREASE
                          ----      ----  --------      ----     ----  --------
Operating expenses       $20,113  $15,115   33%       $39,785  $29,245   36%
Total insurance costs     21,174   17,637   20%        50,769   35,904   41%
Interest expense           1,658    1,619    2%         3,332    3,210    4%
Other expenses               437      261   67%           800      498   61%
                         -------  -------             -------  -------

   Total                $43,382   $34,632   25%       $94,687  $68,857   38%
                        =======   =======             =======  =======

Operating expenses increased 33% to $20.1 million for the quarter, compared to $15.1 million in the second quarter of last year, and increased 36% to $39.8 million for the first six months of 1998, compared to $29.2 million in the first six months of 1997. The increase in Operating expenses is attributable to recent acquisitions, growth in personnel and other expenses resulting from the increased business in each segment, as well as the costs associated with the revised executive incentive plan in the Financial Services segment. Excluding this revised executive bonus plan and the effect of acquisitions, the increase in operating expenses would have been 25% for the quarter and 28% for the six months over the corresponding 1997 periods.

The increases in Total insurance costs are the direct result of the increases in premiums earned during the quarter and six months.

The effective tax rate was 12.4% in the quarter and 12.9% for the six months compared to 19.1% and 18.3% in the corresponding 1997 periods. The decreases in the quarterly and six month rates are due mainly to an increase in earnings outside of the United States, a restructuring of the taxable entities in both the United States and Europe and the tax benefit derived from the exercise of employee stock options.

LIQUIDITY AND CAPITAL RESOURCES

Total assets increased to $2.4 billion at June 30, 1998 from $2.1 billion at December 31, 1997. Assets held in separate accounts which are principally managed assets attributable to participants in the Company's IPC Programs accounted for approximately 28 % of Total assets at June 30, 1998 and 29% at December 31, 1997. Total Shareholders' equity increased to $302 million at June 30, 1998 from $260 million at December 31, 1997 primarily as a result of Net income in the six months and the issuance of Common Shares offset by the payment of dividends. Return on equity was 21% for the first six months of 1998 compared to 20% in the corresponding 1997 period.

The Company continues to produce a positive cash flow from operating activities which is used to fund short term requirements. The decline in cash flows to $6.8 million from $28.3 million was mainly due to two factors. First, a large account, which previously had been retained by the Company on a retrospectively rated premium basis, was ceded in the second quarter to one of The IPC Companies. Second, a number of accounts in the Company's Program Business segment did not produce the expected levels of cash flow during the quarter.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         NOT APPLICABLE

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

During the quarter ended June 30, 1998, Registrant issued the following securities in the following transactions which were not registered under the Securities Act of 1933, as amended (the "Act"):


1.   (a)  Securities Sold:  99,539 Common Shares of the Registrant on June 8,
          1998.

     (b) No underwriters participated in the sale of the shares. The shares were issued to each of the following:

          NAME                                                     NUMBER
                                                                OF SHARES
          Michael P. Miles                                         62,337
          S. Alan Pcsolyar                                         19,787
          Robert Hill                                              10,780
          Diversified Insurance Industries, Inc.                    1,272
          Edward J. O'Hara, Jr.                                     1,157
          James M. O'Hara, Jr.                                      1,157
          William a. Graham Company                                 2,313
          Matterhorn Insurance Agency, Inc.                           736

     (c) The shares were issued at a deemed purchase price of $34.87 per share (aggregate price $3,471,017), based upon the market value on the date of issuance. The shares were issued as additional consideration in connection with the acquisition by the Registrant of Professional Underwriters Corp. pursuant to an Agreement and Plan of Reorganization dated December 6, 1995.


     (d)  An exemption from registration under the Act was claimed based upon
          Section 4(2) as a sale by an issuer not involving a public offering.



2.   (a)  Securities Sold: 48,586 Common Shares on May 14, 1998.


     (b) No underwriters participated in the sale of the shares. The shares were issued to each of the following:

                Stephen Friedberg -- 24,293
                Mark Ouimette -- 24,293

     (c) The shares were issued at a deemed purchase price of $33.55 per share (aggregate price $1,630,000), based upon the market value on the date of issuance, in connection with the acquisition by the Registrant of Livery Management Inc. pursuant to a Plan and Agreement of Merger dated May 14, 1998

     (d) Exemption from registration under the Act was claimed based upon
         Section 4(2) as a sale by an issuer not involving a public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company held it's 1998 Annual General Meeting of Shareholders on May 22, 1998. The following are the results of the voting on the various matters considered at the meeting:

   (i)  Election of Directors.

        NOMINEE                   FOR      WITHHELD
        RICHARD G. TURNER      33,023,451     44,313
        ALLAN W. FULKERSON     33,021,787     45,977
        WILLIAM F. GALTNEY     31,764,777  1,302,987
        JERRY S. ROSENBLOOM    33,016,457     51,307

   (ii) Appointment of Ernst & Young as the Company's Auditors.
        FOR:        33,039,877
        AGAINST:         6,638
        ABSTAIN:        21,249

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A. EXHIBIT 11 - Computation of Net Earnings Per Common Share and Common
                     Share Equivalents.

        EXHIBIT 27 - Financial Data Schedule

     B. REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the three month period ended June 30, 1998.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MUTUAL RISK MANAGEMENT LTD.



                               /s/ James C. Kelly
                               ___________________________________________
                               James C. Kelly
                               Senior Vice President, Chief Financial Officer and Authorized Signatory

Date:  August 11, 1998