Form 10-Q
period 1998-09-30
MUTUAL RISK MANAGEMENT LTD
filed 1998-11-13
CIK 826918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended September 30, 1998.

                                       or


[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______ to _______.

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

                               YES [X]   NO [ ]

The number of outstanding shares of the registrant's Common Stock, $0.01 par value, as of September 30, 1998 was 39,969,240.

                           MUTUAL RISK MANAGEMENT LTD.

                                   I N D E X


Part I. Financial Information:

    Item 1. Financial Statements:

        Unaudited Consolidated Statements of Income and Comprehensive
        Income for the quarter and nine month periods ended September,
        1998 and 1997                                                       3

        Consolidated Balance Sheets at September 30, 1998 (unaudited)
        and December 31, 1997                                               4

        Unaudited Consolidated Statements of Cash Flows for the
        nine month periods ended September 30, 1998 and 1997                5

        Consolidated Statements of Shareholders' Equity at
        September 30, 1998 (unaudited) and December 31, 1997                6

        Notes to Unaudited Consolidated Financial Statements at
        September 30, 1998                                                7-8

    Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     9-15

    Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                               15

PART II. Other Information:

    Item 1. Legal Proceedings                                              16

    Item 2. Changes in Securities                                          16

    Item 6. Exhibits and Reports on Form 8-K                            16-17


Signatures                                                                 17

Exhibits

          Exhibit 11 - Computation of Net Earnings per Common
              Share and Common Share Equivalents
          Exhibit 27 - Financial Data Schedule

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                                        Quarter Ended September 30          Nine Months Ended September 30
                                                           1998              1997               1998               1997
REVENUES
    Fee income                                        $  38,031,551     $  27,931,042      $ 102,389,116      $  76,864,473
    Premiums earned                                      24,186,718        27,346,953         73,993,101         62,530,195
    Net investment income                                 6,511,221         6,551,411         21,519,933         19,525,178
    Realized capital gains (losses)                          58,321           388,665         (1,098,925)        (1,082,598)
    Other income (losses)                                   125,471           (10,007)           168,971             38,275
                                                      -------------     -------------      -------------      -------------
    Total Revenues                                       68,913,282        62,208,064        196,972,196        157,875,523
                                                      -------------     -------------      -------------      -------------

EXPENSES
    Losses and loss expenses incurred                    17,759,474        17,908,590         51,636,828         37,124,845
    Acquisition costs                                     7,150,223         9,723,610         24,042,015         26,412,037
    Operating expenses                                   23,431,474        16,465,276         63,216,463         45,710,744
    Interest expense                                      1,647,208         1,631,846          4,979,592          4,841,876
    Other expenses                                          531,128           301,897          1,331,265            799,503
                                                      -------------     -------------      -------------      -------------
    Total Expenses                                       50,519,507        46,031,219        145,206,163        114,889,005
                                                      -------------     -------------      -------------      -------------

INCOME BEFORE INCOME TAXES                               18,393,775        16,176,845         51,766,033         42,986,518

    Income taxes                                          2,248,884         3,071,259          6,553,102          7,987,085
                                                      -------------     -------------      -------------      -------------

INCOME FROM CONTINUING OPERATIONS                        16,144,891        13,105,586         45,212,931         34,999,433

      Minority interest                                      42,687                --             42,687                 --
                                                      -------------     -------------      -------------      -------------
NET INCOME                                               16,187,578        13,105,586         45,255,618         34,999,433

    Preferred share dividends                                    --           (21,908)                --           (104,929)
                                                      -------------     -------------      -------------      -------------
Net income available to
 common shareholders                                     16,187,578        13,083,678         45,255,618         34,894,504
   Other comprehensive income, net of tax:
    Unrealized gain on investments                        1,802,015         1,092,616          1,240,936          1,757,739
                                                      -------------     -------------      -------------      -------------

COMPREHENSIVE INCOME                                  $  17,989,593     $  14,176,294      $  46,496,554      $  36,652,243
                                                      =============     =============      =============      =============

EARNINGS PER COMMON SHARE:
     Net Income available to Common Shareholders:

    Basic EPS                                         $        0.41     $        0.35      $        1.16      $        0.94
                                                      =============     =============      =============      =============

    Diluted EPS                                       $        0.37     $        0.31      $        1.04      $        0.85
                                                      =============     =============      =============      =============

    Dividends per share                               $        0.05     $        0.05      $        0.15      $        0.14
                                                      =============     =============      =============      =============
    Weighted average number of Common
    Shares outstanding - basic                           39,783,739        37,422,524         39,042,380         37,298,504
                                                      =============     =============      =============      =============
     Weighted average number of Common
     Shares outstanding - diluted                        48,492,998        47,050,770         48,169,403         46,580,110
                                                      =============     =============      =============      =============

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                September 30,          DECEMBER 31,
                                                                                   1998                   1997
                                                                                (Unaudited)
ASSETS
   Cash and cash equivalents                                                  $   89,225,013         $   78,938,489
   Investments :  Held in available for sale account at fair value
   (Amortized cost $480,038,927; 1997  - $389,292,297)                           487,796,712            395,143,321
                                                                              --------------         --------------
   Total marketable investments                                                  577,021,725            474,081,810
   Other investments                                                               8,567,704              9,428,142
   Investment income due and accrued                                               6,608,988              3,768,168
   Accounts receivable                                                           251,831,863            160,364,395
   Reinsurance receivables                                                       758,154,444            630,696,642
   Deferred expenses                                                              29,315,461             29,992,266
   Prepaid reinsurance premiums                                                  194,964,842            156,017,482
   Fixed assets                                                                   16,533,013             13,373,439
   Deferred tax benefit                                                            2,604,375              4,607,251
   Goodwill                                                                       53,117,876             32,915,932
   Other assets                                                                    3,456,213              6,698,466
   Assets held in separate accounts                                              690,280,035            625,216,561
                                                                              --------------         --------------
   Total Assets                                                               $2,592,456,539         $2,147,160,554
                                                                              ==============         ==============
LIABILITIES, REDEEMABLE COMMON SHARES & SHAREHOLDERS' EQUITY
LIABILITIES
   Reserve for losses and loss expenses                                       $  853,604,991         $  715,699,133
   Reserve for unearned premiums                                                 234,222,221            188,388,666
   Pension fund reserves                                                          87,908,453                     --
   Claims deposit liabilities                                                     37,523,630             42,444,900
   Accounts payable                                                              180,793,994            135,145,220
   Accrued expenses                                                               10,529,956              7,398,174
   Taxes payable                                                                  17,060,922             14,994,581
   Loans payable                                                                   1,845,113                     --
   Prepaid fees                                                                   20,941,488             19,268,277
   Debentures                                                                    126,177,207            128,711,279
   Other liabilities                                                              10,735,571              8,166,599
   Liabilities related to separate accounts                                      690,280,035            625,216,561
                                                                              --------------         --------------
   Total Liabilities                                                           2,271,623,581          1,885,433,390
                                                                              --------------         --------------
REDEEMABLE COMMON SHARES
   Common shares subject to redemption - 937,168 Common Shares par value $0.01, redemption value $1.75 less subscription
   loans receivable - $383,761, plus interest received)                                   --              1,929,032
                                                                              --------------         --------------
   Total Redeemable Common Shares                                                         --              1,929,032
                                                                              --------------         --------------

SHAREHOLDERS' EQUITY
   Common Shares - Authorized 60,000,000 (par value $0.01)
                   Issued  39,969,240 (1997 - 37,876,883)                            399,692                378,769
   Additional paid-in capital                                                    108,993,971             87,101,966
   Other comprehensive income - unrealized gain on investments -
      net of tax                                                                   5,276,333              4,035,397
   Retained earnings                                                             206,162,962            168,282,000
                                                                              --------------         --------------

   Total Shareholders' Equity                                                    320,832,958            259,798,132
                                                                              --------------         --------------
   Total Liabilities, Redeemable Common Shares & Shareholders'
   Equity                                                                     $2,592,456,539         $2,147,160,554
                                                                              ==============         ==============


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Nine Months Ended  September 30,
                                                                           1998                     1997
NET CASH FLOW FROM OPERATING
Net income                                                           $  45,255,618            $  34,999,433
Items not affecting cash:
    Depreciation                                                         4,109,637                2,877,733
    Amortization of investments                                         (1,316,067)              (4,388,471)
    Net loss on sales of investments                                        95,583                1,378,710
    Other investment gains                                                (599,114)                       0
    Amortization of Convertible Debentures                               4,966,955                4,839,885
    Deferred tax benefit                                                 1,249,778               (2,459,071)
    Other items                                                           (231,084)                 687,720
Net changes in non-cash balances relating to operations:
    Accounts receivable                                                (91,467,468)             (11,146,990)
    Reinsurance receivables                                           (127,457,802)            (103,238,252)
    Investment income due and accrued                                   (2,840,820)               1,545,229
    Deferred expenses                                                      676,805               (2,294,906)
    Prepaid reinsurance premiums                                       (38,947,360)             (53,724,010)
    Other assets                                                         3,242,253                  522,598
    Reserve for losses and loss expenses                               137,905,858              118,837,785
    Prepaid fees                                                         1,673,211                3,530,443
    Reserve for unearned premium                                        45,833,555               73,022,138
    Accounts payable                                                    45,648,774              (17,735,038)
    Taxes payable                                                        2,066,341                2,634,777
    Accrued expenses                                                     3,131,782                1,056,606
    Other liabilities                                                    2,110,458                  515,617
                                                                     -------------            -------------
NET CASH FLOW FROM OPERATING ACTIVITIES                                 35,106,893               51,461,936
                                                                     -------------            -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of investments - Available for sale              79,179,129              194,432,130
    Proceeds from maturity of investments - Available for sale          48,139,858               46,666,903
    Fixed assets purchased                                              (7,269,150)              (5,806,410)
    Investments purchased - Available for sale                        (216,845,134)            (213,023,789)
    Investment in affiliates and other investments                        (939,270)              (6,387,331)
    Proceeds from sale of other investments                              2,928,891                        0
    Goodwill purchased                                                 (16,039,692)             (14,798,596)
    Other items                                                              2,582                   23,047
                                                                     -------------            -------------
NET CASH FLOW (APPLIED TO) FROM INVESTING ACTIVITIES                  (110,842,786)               1,105,954
                                                                     -------------            -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Loan repayment & interest received                                     388,683                  413,591
    Loan received                                                        1,845,113                        0
    Proceeds from shares issued                                          6,698,169                4,002,026
    Redemption of preferred shares                                               0               (2,951,835)
    Claims deposit liabilities                                          (4,921,270)              (7,763,914)
    Pension fund reserves                                               87,908,453                        0
    Dividends paid                                                      (5,896,731)              (5,263,648)
                                                                     -------------            -------------
NET CASH FLOW FROM (APPLIED TO) FINANCING ACTIVITIES
                                                                        86,022,417              (11,563,780)
                                                                     -------------            -------------
    Net increase in cash and cash equivalents                           10,286,524               41,004,110
    Cash and cash equivalents at beginning of period                    78,938,489               52,242,353
                                                                     -------------            -------------
Cash and cash equivalents at end of period                           $  89,225,013            $  93,246,463
                                                                     =============            =============

Supplemental cash flow information:
    Interest paid                                                    $      12,637            $       1,991
                                                                     =============            =============
    Income taxes paid, net                                           $   5,622,774            $   9,217,001
                                                                     =============            =============

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                                 Common
                                                                 Change in                    Shares Issued
                                   Opening          Shares       Unrealized       Net        In relation to
                                   Balance          Issued       Gain (Loss)     Income      Acquisitions(4)

Nine Months Ended September 30, 1998 (unaudited)
------------------------------------------------
Common Shares                    $    378,769    $    19,857    $        --   $        --     $     1,066
Additional paid-in capital         87,101,966     21,892,005             --            --              --

Unrealized gain
   on investments                   4,035,397             --      1,240,936            --              --
Retained earnings                 168,282,000             --             --    45,255,618      (1,019,408)
                                 ------------    ------------   -----------   -----------     -----------
Total Shareholders' Equity
at September 30, 1998             $259,798,132    $21,911,862    $1,240,936   $45,255,618     $(1,018,342)
                                 =============   ============   ===========   ===========     ===========

Year Ended December 31, 1997 (3)
--------------------------------
Common Shares                    $     371,265   $      7,504   $        --  $         --     $        --
Additional paid-in capital          79,812,287      7,289,679            --            --              --
Unrealized gain
   on investments                       47,682             --     3,987,715            --              --
Retained earnings                  127,759,654             --            --    47,938,424              --
                                 ------------    ------------   -----------   -----------     -----------
Total Shareholders' Equity
at December 31, 1997              $207,990,888    $ 7,297,183    $3,987,715   $47,938,424     $        --
                                 =============   ============    ==========   ===========     ===========

                                        Series B
                                       Preferred       Common
                                         Share          Share
                                       Dividends      Dividends          Closing
                                      Declared (1)   Declared (2)        Balance

Nine Months Ended September 30, 1998 (unaudited)
------------------------------------------------
Common Shares                         $       --     $        --       $   399,692
Additional paid-in capital                    --              --        108,993,91
Unrealized gain
   on investments                             --              --          5,276,333
Retained earnings                             --      (6,355,248)       206,162,962
                                      ----------     -----------       ------------
Total Shareholders' Equity
at September 30, 1998                 $       --     $(6,355,248)      $320,832,958
                                      ==========     ===========       ============

Year Ended December 31, 1997 (3)
--------------------------------

Common Shares                         $       --     $        --       $    378,769
Additional paid-in capital                    --              --         87,101,966
Unrealized gain
   on investments                             --              --          4,035,397
Retained earnings                       (104,929)     (7,311,149)       168,282,000
                                      ----------     -----------       ------------
Total Shareholders' Equity
at December 31, 1997                  $ (104,929)    $(7,311,149)      $259,798,132
                                      ==========     ===========       ============

(1) Dividend per share amounts were $ nil for the nine months ended September 30, 1998 and $.04 for the year ended December 31, 1997.
(2) Dividend per share amounts were $ .15 for the nine months ended September 30, 1998 and $.19 for the year ended December 31, 1997 (restated for stock split).
(3) Effective September 28, 1997 the Company effected a two-for-one stock split recorded in the form of a stock dividend. 18,741,121 Common Shares were issued in respect of this split. Prior periods have been restated.
(4) See Note 2A.



      See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998


1.   INTERIM ACCOUNTING POLICY

     In the opinion of management of the Company, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of operations and cash flows for the nine months ended September 30, 1998 and 1997. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the nine months ended September 30, 1998 are not necessarily indicative of what operating results may be for the full year.

2.   ACQUISITIONS

A. On July 10, 1998 the Company acquired all of the outstanding shares of CompFirst, Inc. by issuing 106,640 shares of its Common Shares. This combination has been accounted for as a pooling-of-interests. However, the Company's consolidated financial statements have not been restated due to immateriality.

B. The Company acquired various other companies during the year for an aggregate purchase price of $26 million. These acquisitions have been accounted for as purchases. None of these acquisitions is individually material to the Company. Cost in excess of net assets acquired is an aggregate of $21 million which has been recorded as goodwill.

     The purchases made during the third quarter included the following:

     The Company acquired Avreco Corp, a specialty brokerage operation based in Chicago. Its principal lines of business are Medical Malpractice, Excess Property and Professional Liability. Avreco will operate as part of Mutual Risk's Professional Underwriters Corp. program management subsidiary. Avreco had 1997 revenues of approximately $4 million. The acquisition will allow Mutual Risk to develop its program business in these specialty markets.

     During the quarter the Company also acquired Capital Management of Bermuda Ltd., a company which issues pension and annuity products primarily for so called third country nationals. Capital Management has a portfolio of $80 million relating to its pension products and will complement the Company's other initiatives in the offshore variable life and annuity business. (See Note 4. Below)

3.   COMPREHENSIVE INCOME

     During the first quarter of 1998 the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Specifically, the Company has reported the change in unrealized gains and losses on investments as an increase in Net income to arrive at Comprehensive income of $18.0 million and $14.2 million for the third quarter of 1998 and 1997, and $46.5 million and $36.7 million for the nine months ended September 30, 1998 and 1997.

The movements in unrealized gains and losses are net of tax of $.8 million and $.2 million in the third quarter of 1998 and 1997, and $.8 million and $.1 million in the nine months ended September 30, 1998 and 1997.


4.   PENSION FUND RESERVES

     Pension fund reserves represent receipts from the issuance of pension investment contracts. Such receipts are considered deposits on investment contracts that do not have mortality or morbidity risk. Account balances in the accumulation phase are increased by deposits received and interest credited and are reduced by withdrawals and administrative charges. Calculations of contract holder account balances for investment contracts reflect interest crediting rates ranging from 3.05% to 7.25% at September 30, 1998, based on contract provisions, the Company's experience and industry standards. At September 30, 1998, the amount of pension fund reserves related to products in the accumulation phase was $ 82,642,157.

     Upon retirement, individuals can convert their accumulated pension fund account balances into a benefit stream by purchasing a payout annuity from the Company. Single premium life reserves are established for the payout annuities in amounts adequate to meet the estimated future obligations of the policies in force. The calculation of these reserves involves the use of estimates concerning such factors as mortality rates, interest rates averaging 6.85% at September 30, 1998, and future expense levels applicable to the individual policies. Mortality assumptions are based on various actuarial tables. These assumptions consider Company experience and industry standards. To recognize the uncertainty in the reserve calculation, the reserves include reasonable provisions for adverse deviations from those estimates. At September 30, 1998, the amount of pension fund reserves related to payout annuities was $5,266,296.

5.   REDEEMABLE COMMON SHARES

     The loans relating to the Redeemable Common Shares were fully repaid in 1998. The shares are no longer redeemable by the Company and have been included in Shareholders' Equity.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the Quarter and Nine Months ended September 30, 1998 and 1997

The results of operations for the quarter and nine months ended September 30, 1998 reflect a continuation of growth in Fee income and Net income due to both the addition of new accounts and the growth of existing accounts. Net income available to common shareholders amounted to $45.3 million or $1.04 per Common Share on a diluted basis for the nine months ended September 30, 1998 representing an increase of 22% on a per share basis over the corresponding 1997 period as shown in the tables below.

TABLE 1 - EARNINGS PER SHARE


                                                        Third Quarter to September 30,
                                                1998                                  1997
                                 --------------------------------        -----------------------------
                                                         ($ thousands except per share data)
                                                      PER                                  PER
                                                 COMMON SHARE                          COMMON SHARE
                                                 ------------                          ------------
                                                           Fully
                                               Basic      Diluted                    Basic     Diluted
Net income excluding
   realized capital gains        $16,149       $0.41       $0.37         $12,773     $0.34      $0.31
Realized capital gains (a)            39        0.00        0.00             311      0.01       0.00
                                 -------       -----       -----         -------     -----      -----
Net income available to
  Common Shareholders            $16,188       $0.41       $0.37         $13,084     $0.35      $0.31
                                 =======       =====       =====         =======     =====      =====
Average number of
  shares outstanding (000's)                  39,784      48,493                    37,423     47,051
                                              ------      ------                    ------     ------

                                                    Nine Months ended September 30,
                                              1998                                     1997
                                 --------------------------------        ------------------------------
                                                  ($ thousands except per share data)

                                                      PER                                  PER
                                                 COMMON SHARE                          COMMON SHARE
                                                 ------------                          ------------
                                               Basic      Diluted                    Basic      Diluted
Net income excluding
   realized capital losses       $46,000       $1.18       $1.06         $35,710     $0.96      $0.87
Realized capital losses (a)         (744)      (0.02)      (0.02)           (815)    (0.02)     (0.02)
                               ----------    --------     -------       ---------  -------      -----

Net income available to
  Common Shareholders            $45,256       $1.16       $1.04         $34,895     $0.94      $0.85
                               =========     =======      =======       =========  =======      =====

Average number of
  shares outstanding (000's)                  39,042      48,169                    37,299     46,580
                                            --------     -------                   -------     ------

(a)  Net of tax.

Total revenues amounted to $68.9 million and $197.0 million for the quarter and nine months ended September 30, 1998 representing increases of 11% and 25% over the corresponding 1997 periods. Table II shows the major components of Revenues for these periods.

TABLE II - REVENUES


                                                                Periods to September 30,
                                        Third Quarter                               Nine Months
                                        1998         1997      Increase             1998         1997      Increase
                                        ----         ----      --------             ----         ----      --------
Fee income                           $38,032       $27,931         36%          $102,389      $76,864         33%
Premiums earned                       24,187        27,347        (12%)           73,993       62,530         18%
Net investment income                  6,511         6,551         (1%)           21,520       19,526         10%
Realized capital gains (losses)           58           389        (85%)           (1,099)      (1,082)        (2%)
Other (losses) income                    125           (10)        N/M               169           38           N/M
                                   ---------     ----------                    ---------     --------

Total                                $68,913       $62,208         11%          $196,972     $157,876         25%
                                   =========     =========                     =========     ========

Fee income grew by 36% in the third quarter to $38.0 million, and 33% to $102.4 million for the first nine months of 1998, as compared to $27.9 million and $76.9 million respectively in 1997. Pre-tax profit margins were 38% for both periods of 1998 as compared to 41% for both the corresponding 1997 periods.

SEGMENT ANALYSIS

         The components of Fee income by business segment are illustrated in Table III.

TABLE III - FEE INCOME BY BUSINESS SEGMENT


                                                               Periods to September 30,
                                        Third Quarter                               Nine Months
                                        1998         1997      Increase             1998         1997      Increase
                                        ----         ----      --------             ----         ----      --------
Program business fees                $23,757       $14,200         67%           $57,872      $33,953         70%
Corporate risk
  management fees                      8,256         9,720        (15%)           28,743       31,947        (10%)
Specialty brokerage fees               2,073         1,955          6%             5,711        5,086         12%
Financial services fees                3,946         2,056         92%            10,063        5,878         71%
                                     -------       -------                      --------      -------
Total                                $38,032       $27,931         36%          $102,389      $76,864         33%
                                     =======       =======                      ========      =======

Program Business

Program Business involves replacing traditional insurers and acting as a conduit between producers of specialty books of business and reinsurers wishing to write that business. The segment accounted for 62% of total Fee Income in the quarter and 56% for the first nine months of 1998 compared to 51% and 44% in the corresponding 1997 periods. Fees from Program Business increased 67% in the third quarter to $23.8 million and by 70% to $57.9 million in the first nine months as compared to $14.2 million and $34.0 million respectively in 1997. This resulted from the continued expansion of this business segment both through the growth of existing programs and the addition of new programs. Profit margins were 42% for the quarter and 40% for the nine months of 1998, up from 41% for the third quarter of 1997 and 38% for the nine months ending September 30, 1997.

Gross premiums written increased 33% to $614 million for the first nine months of 1998 as compared to $463 million in 1997, primarily as a result of the growth within the Program Business segment. Program Business generally involves greater premium volume per unit than Corporate Risk Management business. Premiums earned decreased 12% to $24.2 million in the third quarter and increased 18% to $74.0 million in the first nine months of 1998, as compared to $27.3 million and $62.5 million in the corresponding 1997 periods. The decrease in earned premium in the third quarter of 1998 was due to a decline of $7.2 million in premiums related to involuntary workers' compensation business which the Company is required to assume. Such premiums have no financial impact on the Company because any gain or loss on these premiums are credited or charged to client accounts. Adjusting for the decline in these premiums, Premiums earned for the third quarter would have increased by 20%. These increases in Premiums earned were primarily due to the growth within the Program Business segment.

Corporate Risk Management

Corporate Risk Management, the Company's original business segment, involves providing services to businesses and associations seeking to insure a portion of their risk in a loss sensitive Alternative Market structure. This segment accounted for 22% of total Fee income in the third quarter and 28% for the first nine months of 1998, down from 35% and 41% in the corresponding 1997 periods. Corporate Risk Management fees decreased by 15% in the third quarter to $8.3 million, and by 10% in the first nine months to $28.7 million as a result of a continuation of the extremely soft commercial insurance market. Profit margins remained consistent at 46% in the third quarter compared to 47% in the third quarter of 1997 and increased to 50% for the first nine months of 1998 from 46% for the first nine months of 1997. The Company added 5 new accounts in the third quarter compared to 3 in 1997 and 18 in the first nine months compared to 22 in 1997. Renewal rates increased to 81% for the third quarter compared to 71% in 1997 and decreased to 67% in the first nine months compared to 73% in 1997.

Specialty Brokerage

The Company's Specialty Brokerage business segment provides access to Alternative Risk Transfer insurers and reinsurers in Bermuda and Europe. The segment produced $2.1 million of total Fee income in the third quarter and $5.7 million in the first nine months of 1998 representing 6% of total Fee income in the third quarter and first nine months of 1998. Specialty Brokerage fees grew by 6% in the third quarter and 12% in the first nine months of 1998. Renewal rates remained high in this segment at 89% for the first nine months of 1998 as compared to 83% in 1997. Profit margins decreased to 32% in the third quarter, and to 28% for the first nine months from 33% and 35% in the corresponding 1997 periods, primarily as a result of declining premium rates in Bermuda on new and renewal business and the effects of a small startup operation in the U.S.

Financial Services

Financial Services, the Company's newest business segment, is being built on the acquisition of Hemisphere which provides administrative services to offshore mutual funds and other companies. The segment accounted for 10% of total Fee income for both the third quarter and nine month periods of 1998. Fees from Financial Services increased in the quarter by 92% to $3.9 million, over the 1997 corresponding period, and by 71%, to $10.1 million, for the nine month period, primarily as a result of an increase in the number of mutual funds under administration from 124 at September 30, 1997 to 193 in 1998. Renewal rates remained very high in this business segment at 93% for the first nine months of 1998 as compared to 96% in 1997. As previously announced, profit margins were adversely affected in 1998 by a revised executive incentive plan and staff expansion costs to service new business and declined to 4% in the third quarter and 0% for the first nine months. Excluding the effect of the revised executive incentive plan, the profit margins in this segment would have been 19% in both periods ending September 30, 1998.

Investment Income

Gross investment income increased by $3.8 million or 17% to $25.4 million in the first nine months of 1998 over the corresponding 1997 period as a result of an increase in the yield on invested assets and an increase in the underlying assets resulting from the acquisition of an annuity portfolio of approximately $80 million in the third quarter of 1998.

Net investment income after adjusting for investment income which is payable to others, decreased by 1% to $6.5 million in the third quarter and increased by 10% to $21.5 million for the first nine months. The third quarter of 1997 included non-recurring investment income of $0.5 million in respect of one client. Without this, the third quarter increase in investment income would have been 7% and the nine month increase would have been 15%. Investment yields were 6.2% in the third quarter and 6.9% for the first nine months of 1998 as compared to 6.5% and 6.6% in the corresponding 1997 periods.

TABLE IV - EXPENSES


                                                   TOTAL EXPENSES
                                              Periods to September 30,
                              Third Quarter                           Nine Months
                           1998         1997      Increase        1998         1997      Increase
                           ----         ----      --------        ----         ----      --------
Operating expenses       $23,431       $16,465        42%       $63,216       $45,711       38%
Total insurance costs     24,910        27,633       (10%)       75,679        63,537       19%
Interest expense           1,647         1,632        (1%)        4,980         4,842        3%
Other expenses               531           301        76%         1,331           799       67%
                         -------      --------                 --------       -------

Total                    $50,519       $46,031        10%      $145,206      $114,889       26%
                         =======       =======                 ========      ========

Operating expenses increased 42% to $23.4 million for the quarter, compared to $16.5 million in the third quarter of last year, and increased 38% to $63.2 million for the first nine months of 1998, compared to $45.7 million in the first nine months of 1997. The increase in Operating expenses is attributable to recent acquisitions, growth in personnel and other expenses resulting from the increased business in each segment, as well as the costs associated with the revised executive incentive plan in the Financial Services segment. Excluding this revised executive bonus plan and the effect of acquisitions, the increase in operating expenses would have been 25% for the quarter and 28% for the nine months over the corresponding 1997 periods.

The fluctuations in Total insurance costs are the direct result of the fluctuations in premiums earned during the quarter and nine months.

The effective tax rate was 12.2% in the quarter and 12.7% for the nine months compared to 19.0% and 18.6% in the corresponding 1997 periods. The decreases in the rates are due mainly to an increase in earnings outside of the United States, a restructuring of the taxable entities in both the United States and Europe, and the tax benefit derived from the exercise of employee stock options.

LIQUIDITY AND CAPITAL RESOURCES

Total assets increased to $2.6 billion at September 30, 1998 from $2.1 billion at December 31, 1997. Assets held in separate accounts which are principally managed assets attributable to participants in the Company's IPC Programs accounted for approximately 27% of Total assets at September 30, 1998 and 29% at December 31, 1997. Total Shareholders' equity increased to $321 million at September 30, 1998 from $260 million at December 31, 1997 primarily as a result of Net income in the nine months and the issuance of Common Shares offset by the payment of dividends. Return on equity was 21% for the first nine months of 1998 and 1997.

IMPACT OF THE YEAR 2000 ISSUE

The Company began assessing the impact of the Year 2000 issue on its computer hardware and software systems in 1997. Certain systems have been identified for replacement before year-end 1999 due to normal business requirements. The replacement systems will be assessed for Year 2000-related problems. Remediation is expected to continue through the end of the 1999 third quarter at a cost that is not expected to be material to the Company. Currently management has inventoried and is conducting a review of all such systems. As of September 30, 1998, the Company's historical Year 2000 Remediation costs have not been material. The Company's lack of legacy systems is fortunate, most of its applications are PC databases, some networked but most from a programming stand point, easily corrected. As of this disclosure date, management has not identified any hardware or software computer system within the Company with a significant Year 2000 compliance problem that is expected to have a materially adverse effect on the Company's financial condition or results of operations.

The Company continues to assess the Year 2000 compliance of its critical business operations and products that could potentially be affected by the Year 2000 problem. The purpose of this review is to determine what impact, if any, the Year 2000 issue may have on the Company and its significant customers, suppliers, and others and whether that impact will be material to the Company's financial condition or results of operations. The Company is in the process of contacting its critical customers, reinsurance intermediaries, managing general agents, suppliers, and others to determine the nature and extent of their Year 2000 compliance efforts and to assess whether their failure to resolve their own Year 2000 issues would have a material adverse affect on the Company's financial condition or results of operations. Based on these assessments, management will take such further action as they deem appropriate including, but not limited to, the development of contingency plans.

The extent to which the Company's financial condition or results of operations may be materially affected by the Year 2000 problems of third parties depends on a variety of factors including, but not limited to, whether these third parties can resolve their own Year 2000 issues; whether their remediated systems remain compatible with the Company's systems; and the nature and extent to which the Company's systems may be affected by the third party's non compliant systems. Significant failures of certain essential services including, but not limited to, the telecommunications, utility, banking, securities, and transportation industries, due to their own Year 2000 problems are generally beyond the Company's control and could have an adverse material impact on the Company's financial condition or results of operations.

All predictions regarding the impact of the Year 2000 issue on the Company and third parties and the attendant costs are inherently subject to risks and uncertainties. The Company cautions that the factors and assumptions described above, as well as unknown factors, may cause the Company's actual Year 2000 compliance costs, and the resultant impact on its business, operations, or financial condition to differ materially from those discussed above.



SAFE HARBOR DISCLOSURE FOR FORWARD-LOOKING STATEMENTS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), the Company sets forth below cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those which might be projected, forecasted, or estimated or otherwise implied in the Company's forward-looking statements, as defined in the Act, made by or on behalf of the Company in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, telephone calls and conference calls. Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings (including earnings per share), cash flows, plans for future operations, common shareholders' equity, financing needs, capital plans, dividends, plans relating to products or services of the Company, and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and are generally expressed with words such as "believes", "estimates", "expects", "anticipates", "could have", "may have", and similar expressions.

Forward-looking statements are inherently subject to risks and uncertainties. The Company cautions that factors which may cause the Company's results to differ materially from such forward-looking statements include, but are not limited to, the following:

         Changes in the level of competition in the reinsurance or primary insurance markets that adversely affect the volume or profitability of the Company's business. These changes include, but are not limited to, the intensification of price competition, the entry of new competitors, existing competitors exiting the market, and the development of new products by new and existing competitors;

         Changes in the demand for reinsurance, including changes in ceding companies' retention's, and changes in the demand for primary and excess and surplus lines insurance coverages;

         The ability of the Company to execute its business strategies and its reliance on key personnel;

         Adverse development on claims and claims expense liabilities related to business and the failure of clients, reinsurers or others to meet their obligations to the Company in connection with such losses.

ACQUISITIONS

On July 10, 1998, the Company acquired all of the outstanding shares of CompFirst, Inc. CompFirst is a Georgia based managing general agent, specializing in workers' compensation and excess medical stop loss. CompFirst places special emphasis on managed care and provides extensive managed care services in addition to producing and underwriting business. CompFirst had revenue in 1997 of approximately $3 million.

During the third quarter of 1998, the Company acquired all of the assets and goodwill of Avreco Corp. Avreco is a specialty brokerage operation based in Chicago. Its principal lines of business are Medical Malpractice, Excess Property and Professional Liability. Avreco will operate as part of Mutual Risk's Professional Underwriters Corp. program management subsidiary. Avreco had 1997 revenues of approximately $4 million. The acquisition will allow Mutual Risk to develop its program business in these specialty markets.

During the quarter the Company also acquired Capital Management of Bermuda Ltd., a company which issues pension and annuity products primarily for so called third country nationals. Capital Management has a portfolio of $80 million relating to its pension products and will complement the Company's other initiatives in the offshore variable life and annuity business.

After the third quarter the Company announced that it had agreed to acquire the International Advisory Services (IAS) Group of Companies. The principal companies within the IAS Group are International Advisory Services Ltd., a Bermuda company which provides management services to insurance companies, Hurst Holme Insurance Company Ltd., a Bermuda based rent-a-captive facility and H & H Reinsurance Brokers Ltd., a Bermuda broker primarily providing reinsurance support for the managed companies and rent-a-captive clients of the IAS Group. International Advisory Services Ltd. is the largest independent insurance manager in Bermuda with over 100 clients having annual premiums in excess of $1.1 billion. IAS is expected to have $8 million of annual revenue in 1998.




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

PART II. Other Information:

Item 1. - Legal Proceedings

Subsequent to the end of the third quarter, the Company was advised by Scott Wetzel Services Inc. ("SWS"), a third party administrator based in Tampa, Florida, that it had filed for Chapter 11 Bankruptcy protection. SWS acts as a claims administrator for a number of Alternative Market policy-issuing companies, including the Company's subsidiary, Legion Insurance Company. SWS has advised Legion that it owes about $8 million in connection with Legion clients.

SWS assets, which will be available to creditors, are believed to include the value of the SWS claims administration business and a limited amount of insurance coverage. Legion is working with the other insurance companies involved and with another third party administrator which is expected to be appointed as temporary manager of the SWS business, in order to stabilize that business, continue the orderly payment of client claims and arrange a sale of SWS's claims administration business.

The Company is presently unable to determine whether it will incur a loss from SWS or what the amount of such loss might be. Any loss that does occur is expected to be substantially mitigated by recoveries from the bankruptcy proceedings and Legion's own reinsurance coverages.

  Item 2. - Changes in Securities.

          During the quarter ended September 30, 1998, Registrant issued the following securities in the following transactions which were not registered under the Securities Act of 1933, as amended (the "Act"):

          1.(a) Securities Sold: 106,640 Common Shares of the Registrant on July 10, 1998.

          (b) No underwriters participated in the sale of the Common Shares. The Common Shares were issued to each of the following:


             NAME                        NUMBER OF SHARES
             ----                        ----------------
             H. Barron Brooks                 26,092
             Spottswood Dudley                28,225
             Tom Pool                            533
             HUFRUS                            3,199
             Bill Smith Jr.                    1,066
             Steven McMullen                     533
             Love Douglas & Pope               3,199
              Inc.
             Jeffrey McCart                    4,266
             McCart Insurance                  2,132
              Services
             Langsfeld-McKenzie &              2,132
              Associates
             Bob Miller Insurance Co.          2,132
             B & G Benefits                    2,132
             Renaissance Holding Co.,          4,909
              Inc.
             David Pennington                 24,491
             Clinton Matthews &                  533
              Cathy Matthews Jt. Ten.
             Christopher Hayes                   533
             Clay Chambliss                      533

          (c) The Common Shares were issued at a deemed purchase price of $37.51 per share (aggregate price $4,000,000), based upon the market value on the date of issuance. The Common Shares were issued as consideration in connection with the acquisition by the Registrant of CompFirst Inc., pursuant to an Agreement and Plan of Merger dated July 8, 1998.

          (d) An exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

          2.(a)  Securities Sold: 8,020 Common Shares on August 10, 1998.

          (b) No underwriters participated in the sale of the Common Shares. The Common Shares were issued to each of the following:

          Diane C. Pratt            4,010
          Richard C. Pratt          4,010

          (c) The Common Shares were issued at a deemed purchase price of $36.78 per share (aggregate price $295,000), based upon the market value on the date of issuance, in connection with the acquisition by the Registrant of Underwriting Alternatives, Inc., pursuant to a Plan and Agreement of Merger dated August 10, 1998.

          (d) Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.


  Item 6. Exhibits and Reports on Form 8-K

          A. Exhibit 11 - Computation of Net Earnings Per Common Share and Common Share Equivalents.

               Exhibit 27 - Financial Data Schedule

          B. Reports on Form 8-K. No reports on Form 8-K were filed during the three month period ended September 30, 1998.

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


Date:  November 11, 1998