Form 10-K
period 1998-12-31
MUTUAL RISK MANAGEMENT LTD
filed 1999-03-31
CIK 826918

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                          Commission File No. 1-10760

                               ----------------

                          MUTUAL RISK MANAGEMENT LTD.
            (Exact name of registrant as specified in its charter)

                 Bermuda                             Not Applicable
     (Jurisdiction of Incorporation)      (I.R.S. Employer Identification No.)

                               44 Church Street
                            Hamilton HM 12 Bermuda
                                (441) 295-5688

  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices).

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                       Name of Each Exchange
Title of Each Class                                     on Which Registered
-----------------------------------------------------------------------------
Common Shares, $.01 par value.............            New York Stock Exchange
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                               ----------------

       Securities registered pursuant to Section 12(g) of the Act: None

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At March 22, 1999 registrant had outstanding 41,889,466 Common Shares, the only class of registrant's common stock outstanding, and the aggregate market value of voting stock held by non-affiliates at such date was $913,841,490 (based on the closing price of such Common Shares of $39 1/8 on March 22, 1999, as reported on the New York Stock Exchange, Inc., composite listings).

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of registrant's Proxy Circular relating to its Annual General Meeting of Shareholders scheduled to be held on May 19, 1999, are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           MUTUAL RISK MANAGEMENT LTD

                               TABLE OF CONTENTS

 Item                                                                      Page
 ----                                                                      ----
                                     PART I

  1.  Business .........................................................     3
  2.  Properties .......................................................    14
  3.  Legal Proceedings ................................................    14
  4.  Submission of Matters to Security Holders.........................    14

                                    PART II

  5.  Market for Common Shares and Related Stockholder Matters..........    16
  6.  Selected Consolidated Financial Data..............................    17
  7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations ............................................    18
  7A. Quantitative and Qualitative Disclosures about Market Risk........    26
  8.  Financial Statements and Supplementary Data ......................    26
  9.  Changes and Disagreements with Accountants on Accounting
      Disclosure........................................................    26

                                    PART III

 10.  Management .......................................................    27
 11.  Executive Compensation ...........................................    27
 12.  Security Ownership of Certain Beneficial Owners and Management ...    27
 13.  Certain Transactions..............................................    27

                                    PART IV

 14.  Exhibits, Financial Statement, Schedules and Reports on Form 8K ..    28

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

Forward-Looking Statements

  This Report may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such sections. Such forward-looking statements concern the Company's operations, economic performance and financial condition, including in particular its acquisitions and their integration into the Company's existing operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; the integration of acquisitions; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in this report. Such forward-looking statements may be made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Insurance Services

  The Company's principal source of profits is fees received for the various insurance and other services provided to clients in connection with the Company's programs. The structure of the Company's programs places most of the underwriting risk with the Company's client. For regulatory and other reasons, however, the Company is required to assume a limited amount of risk. The Company seeks to limit this risk to the minimum level feasible. This approach to risk distinguishes the Company from typical property/casualty companies which assume significant levels of underwriting risk as part of their business. The Company does not seek to earn income from underwriting risk, but rather from fees for services provided. The Company markets its services exclusively to retail insurance brokers and consultants representing clients. The services offered to clients in connection with the Company's products typically include the following:

  [_]Design and implementation of a risk financing program.

  [_]Issuance of an insurance policy by one of the Company's wholly-owned, licensed insurance companies, Legion Insurance Company ("Legion"), Legion Indemnity Ltd. ("Legion Indemnity") and Villanova Insurance Company ("Villanova"). In December 1997, A.M. Best Company extended the Legion Insurance Group rating of "A" (excellent) to include Villanova.

  [_]Use of the Company's Insurance Profit Center Program or IPC Program as the vehicle within which to fund a chosen portion of the client's risk or, alternatively, the management by the Company of the client's captive insurance company.

  [_]Brokering to unaffiliated reinsurers the excess risk which the client chooses not to fund and in some cases arranging for insurers, other than Legion, to issue the original insurance policy.

  [_]Coordinating the purchase, on behalf of the client, of loss prevention, loss control and claims administration services from unaffiliated providers.

  The Company's major product is the IPC Program. This program allows the client to retain a significant portion of its own loss exposure without the administrative costs and capital commitment necessary to establish and operate its own captive insurance company. The actual amount of underwriting profit and investment income produced by the client's IPC Program is returned to the client, creating a direct incentive for it to engage in loss prevention and loss control in order to reduce the overall cost of financing its loss exposures. The fastest growing segment of the Company's business is its Program Business, in which third-parties other than the insured, typically the broker and re-insurers, finance a portion of the insured's risk and participate in any underwriting profit or loss. For a discussion of the Company's Corporate Risk Management and Program Business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Lines of Business

  The Company's programs can be utilized by clients for many lines of insurance. In 1998, approximately 57% of the Company's fee income was derived from workers' compensation insurance. During the 1980's and through 1993, workers' compensation presented many employers with substantial problems due to cost increases and the limited availability of commercial coverage in certain states. Workers' compensation costs accelerated rapidly due to (a) the general level of medical cost inflation, since medical costs generally amount to 40% or more of all workers' compensation costs; (b) an increase in the number of workers' compensation claims which resulted in litigation; (c) a broadening of injuries which are considered to be work-related; and (d) an increase in state mandated benefit levels. Since 1993 workers' compensation reforms have been occurring in a number of states, most notably in California, which have addressed many of these issues in the last five years. A number of markets have seen a significant decline in premium rates due to new capacity entering the market subsequent to these reforms. These lower premium rates reduce the fees that the Company earns on its programs as its fees are based on premiums. Notwithstanding the changes in the market, workers' compensation continues to be suitable for the alternative market because many states set rates or enforce minimum rate laws which prohibit the commercial insurance market from offering premium discounts to insureds with favorable loss experience. This causes such clients to seek an alternative method of funding their workers' compensation exposure which rewards their status as a preferred risk. In addition, workers' compensation involves relatively frequent, predictable levels of loss which are the type favored by clients for alternative market insurance programs.

  In addition to workers' compensation, the Company's programs have been utilized for other casualty insurance lines such as medical malpractice, general liability, commercial auto liability and auto physical damage.

  At December 31, 1998, the Company had a total of 886 employees.

 Marketing--CRS

  The Company's wholly owned subsidiary, Commonwealth Risk Services, L.P. ("CRS"), markets the Company's services in the United States, Canada and Europe to insurance brokers and consultants representing clients. CRS also designs risk financing programs for potential clients in conjunction with their insurance brokers and consultants. Through offices in Philadelphia, California and London, CRS markets these services using direct mail, advertising, seminars and trade and industry conventions.

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

  The IPC Program is appropriate for corporations and associations which generate $.75 million or more in annual premiums. Typically clients which use an IPC Program are profitable and have adequate working capital but generate insufficient premium to consider or are otherwise unsuitable for a wholly-owned captive. During 1998, the Company significantly increased the number of agency IPC Programs in which an insurance agent or broker, rather than the insured, becomes the preferred shareholder and participates in the profit or loss on the program. These types of programs are referred to as "Program Business."

  Return on the program is a function of the loss experience of the insured. The principal benefits of the IPC Program to the client are:

  [_]A reduction of the net present value, after-tax cost of financing the client's risks.

  [_]A lower commitment of funds than would be necessary to capitalize and maintain a captive insurance company.

  [_]Access to commercial reinsurance markets for the client's excess risk.

  [_]Program structure that is customized, flexible and relatively easily implemented.

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

  Neither Legion nor the IPC Companies underwrite risk in the traditional sense. Rather, their function is to ensure that substantially all of the underwriting risk of the client is either retained by the client in the IPC Program (or its captive insurance company) or transferred to unaffiliated reinsurers. In the event that the IPC Company sustains an underwriting loss on a program which exceeds that program's investment income, the IPC Company recovers this loss from the client. Since the client has generally collateralized the Company for at least the difference between the funds available in that client's IPC Program and the level of currently expected losses by cash or a letter of credit, the Company should not be affected by the bankruptcy of a client. In the event, however, that the IPC Company is unable to recover the full amount of its loss from the cash collateral or the letter of credit, the IPC Company would seek to recover from the client pursuant to the indemnity provisions of the shareholder's agreement. As of December 31, 1998 the Company maintained a provision of $6.5 million, against losses which may occur on programs where it may be forced to rely solely on the clients indemnity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  In addition to programs for corporate clients, the Company also offers an association IPC Program which allows smaller insureds collectively to take advantage of the financial benefits available to larger corporate insureds individually.

The Legion Companies

  Legion is domiciled in Pennsylvania and is admitted in 50 states of the United States, the District of Columbia and Puerto Rico. Legion Indemnity is domiciled in Illinois, is an admitted insurer in Illinois, and an authorized surplus lines insurer in 42 states, the District of Columbia, Guam and the Virgin Islands. Villanova is domiciled in Pennsylvania and is admitted in 42 states. (Legion, Legion Indemnity and Villanova are collectively referred to herein as "Legion" or the "Legion Companies"). In the Company's Corporate Risk Management business segment, one of the Legion Companies issues an insurance policy to the client, which either fulfills a legal requirement that the client have a policy from a licensed insurer or satisfies a business need the client may have for such an admitted policy. The client and Legion determine the level of exposure the client wishes to retain and Legion transfers the specific excess risk and the aggregate excess risk beyond that retention to unaffiliated reinsurers. Legion then reinsures the client's chosen retention to one of the IPC Companies or to the client's captive insurance company. In certain cases Legion may issue a large deductible type policy in which the client pays claims up to its chosen retention directly. Payments within the deductible are covered by a deductible reimbursement policy issued by one of the IPC Companies. In either type of policy Legion retains only a relatively small portion of the risk on each program for its own account.

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

  For its Corporate Risk Management business, Legion has established several reinsurance treaties to transfer the specific and aggregate excess risk above the client's retention. The client's retention is negotiated separately for each program and reflects the amount of risk the client wishes to retain on a program on both a specific and aggregate loss occurrence basis. For its Program Business, Legion has established several reinsurance treaties, both on a quota share and a specific and aggregate excess of loss occurrence basis. Legion currently places substantially all of the reinsurance in both lines of business with unaffiliated commercial reinsurers whose ratings from A.M. Best Company are A- or higher. At December 31, 1998, the largest reinsurance recoverables from unaffiliated commercial reinsurers were $177.1 million from Transatlantic Reinsurance Co., a participant on several layers of specific and aggregate reinsurance with respect to the Company's Program Business and substantially all of the Company's American Psychiatric Association program, $88.9 million from First Excess and Reinsurance Corp., and $78.7 million from Allianz Life Insurance Company of North America which are both reinsurers on several current treaties. Transatlantic is rated "A++", First Excess is rated "A" and Allianz is rated "A+" by A.M. Best Company.

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

  In order to take regulatory credit for reinsurance ceded to one of the IPC Companies or to a captive insurance company, Legion must receive a letter of credit for the amount of the insurance reserves ceded, since such companies are not licensed reinsurers in any state of the United States. The letter of credit must be issued or confirmed by a bank which is a member of the U.S. Federal Reserve System. At December 31, 1998, the Legion Companies had $308 million of such letters of credit, of which $264 million was supplied by the IPC Companies. Legion, Legion Indemnity and Villanova are also subject to other regulation by the insurance departments of Pennsylvania and Illinois and other states where they are licensed. See "Regulatory Considerations."

  As of December 31, 1998, the Legion Companies had 380 accounts, they wrote gross statutory premiums of $788 million during 1998 and had statutory capital of $227.7 million at December 31, 1998. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

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

  In July 1992, the Company acquired 100% of Park International Limited, a Bermuda broker specializing in placing coverage with Bermuda-based excess liability and corporate officers and directors liability carriers. In 1998, the Company acquired H&H Reinsurance Brokers, Ltd., a Bermuda-based specialty reinsurance broker that was part of the IAS Group.

Financial Services

  In July 1996, the Company acquired The Hemisphere Group Limited ("Hemisphere"), a Bermuda financial services company. Hemisphere, which has been in business since 1980, has three active subsidiary operations in Bermuda providing company management, corporate secretarial, fund administration and trust management services. It also has a wholly-owned Cayman Islands subsidiary. With a total staff of 133 Hemisphere had approximately 195 mutual fund clients as of December 31, 1998. In addition Hemisphere administers investment holding companies, trading companies and trusts. Hemisphere has formed a network of professional relationships in the major financial centers of the world and these are the source for significant ongoing referrals of business. During 1997, Hemisphere expanded its trust operations by the acquisition of Hugo Trust Company ("Hugo") based in Jersey in the Channel Islands. Hugo will provide a base to develop European-based trust business. Hugo had revenues of $2.8 million in 1998.

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

  The Legion Companies are subject to regulation and supervision by the insurance regulatory authorities of the various states in which they conduct business. Such regulation is intended primarily for the benefit of policyholders. Legion Insurance is admitted in 50 states, the District of Columbia and Puerto Rico, and is subject to regulation in each jurisdiction. Legion Indemnity is admitted in Illinois, and is authorized in 42 states, the District of Columbia, Guam and the Virgin Islands, as a surplus lines insurer. Legion Indemnity is regulated in Illinois, but is generally not subject to regulation in those states where it acts as a surplus lines insurer. Villanova is admitted in 42 states and is subject to regulation in each jurisdiction. State insurance departments have broad regulatory, supervisory and administrative powers. These powers relate primarily to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the approval of rates and forms and policies used; the nature of, and limitations on, insurers' investments; the form and content of periodic and other reports required to be filed; and the establishment of reserves required to be maintained for unearned premiums, losses and loss expenses or other purposes.

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

  The National Association of Insurance Commissioners ("NAIC") has established the Insurance Regulatory Information System ("IRIS") to assist state insurance departments in their regulation and oversight of insurance companies domiciled or operating in their respective states. IRIS established a set of twelve financial ratios and specifies "unusual values" for each ratio. Companies reporting four or more unusual values on the IRIS ratios may expect inquiries from individual state insurance commissioners concerning specific aspects of the insurer's financial position. As of December 31, 1998, Legion Insurance Company had two unusual values--"Agent's Balances to Surplus" and "Liabilities to Liquid Assets." The Agent's Balance to Surplus is related to premium growth on program business. The Liabilities to Liquid Asset value is the direct result of receiving $75 million in premium prior to receiving policy level detail to record the written premium. This inflates the ratio as it represents funds awaiting application to actual policies. Legion Indemnity had one unusual value for "Agent's Balances to Surplus" for the reasons mentioned above. Villanova Insurance Company had no unusual values.

  The NAIC has also adopted a Risk Based Capital for Insurers Model Act (the "Risk Based Capital Model Act"). The Risk Based Capital Model Act sets forth a risk based capital formula for property and casualty insurers. The formula measures minimum capital and surplus needs based on the risk characteristics of the company's products and investment portfolio. The formula is part of each company's annual financial statement filings, and is to be used as a tool to identify weakly capitalized companies. In those states having enacted the Risk Based Capital Model Act, companies having capital and surplus greater than the minimum required by the formula, but less than a specified multiple of the minimum may be subject to additional regulatory scrutiny from domiciliary state insurance departments. To date, nearly all states have adopted this model act. At December 31, 1998, Legion's combined risk-based capital was $225.5 million and the threshold requiring the least regulatory involvement was $78.5 million. Therefore, Legion's capital exceeds all requirements of the Risk Based Capital Model Act.

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

  Legion is permitted to pay dividends only from statutory earned surplus. Subject to this limitation, the maximum amount of dividends that it is able to pay in any twelve-month period will be the greater of statutory net income in the preceding year or 10% of statutory surplus. Based on 1998 results, the maximum dividend Legion will be permitted to pay in 1999 is $23.6 million.

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

  Gross loss reserves of $121.0 million and $95.0 million at December 31, 1998 and 1997 have been discounted by $36.2 million and $28.1 million, respectively, assuming interest rates of 6% for medical malpractice reserves and 4% for excess workers' compensation reserves based on the recommended rate under Pennsylvania law. These reserves are also discounted in the Company's regulatory filings. In 1993 the Company adopted SFAS 113 and reclassified substantially all of its net retained medical malpractice reserves as claims deposit liabilities. On a net basis, therefore, the only discounted reserves are those relating to the Company's share of the excess reinsurance coverage provided in connection with each Legion program. After reinsurance, the net effect of this discounting was to increase net income after tax for 1998 and 1997 by $.9 million and $.1 million, respectively. This discounting reduced net loss reserves on the Consolidated Balance Sheets by $4.7 million and $3.7 million at December 31, 1998 and 1997, respectively.

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

  The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses:

                                                 Year ended December 31,
                                               ------------------------------
                                                  1998     1997(2)   1996(2)
                                               ----------  --------  --------
                                                      (In thousands)
Gross reserves for losses and loss adjustment
 expenses,
 beginning of year............................ $  716,461  $419,737  $315,689
Recoverable from reinsurers...................    630,697   350,318   256,678
                                               ----------  --------  --------
Net reserves for losses and loss adjustment
 expenses,
 beginning of year ...........................     85,764    69,419    59,011
Less: Other net reserves(1)...................     (3,542)   (1,008)   (1,008)
                                               ----------  --------  --------
                                                   82,222    68,411    58,003
Provision for losses and loss adjustment
 expenses for claims occurring in:
  Current year................................     74,476    50,301    35,456
  Prior years.................................      3,782      (444)   (3,021)
                                               ----------  --------  --------
Total losses and loss adjustment expenses
 incurred.....................................     78,258    49,857    32,435
                                               ----------  --------  --------
Payments for losses and loss adjustment
 expenses for claims occurring in:
  Current year................................    (15,039)  (10,850)  (11,072)
  Prior years.................................    (44,761)  (25,196)  (10,955)
                                               ----------  --------  --------
Total payments................................    (59,800)  (36,046)  (22,027)
                                               ----------  --------  --------
Net reserves for losses and loss adjustment
 expenses, end of year........................    100,680    82,222    68,411
Other net reserves(1).........................     10,184     3,542     1,008
                                               ----------  --------  --------
                                                  110,864    85,764    69,419
Recoverable from reinsurers...................  1,079,562   630,697   350,318
                                               ----------  --------  --------
Gross reserves for losses and loss adjustment
 expenses, end of year........................ $1,190,426  $716,461  $419,737
                                               ==========  ========  ========

--------
(1) Other reserves represent reinsurance contracts which are being run-off and which were written in subsidiaries other than Legion, plus reserves for other run-off business.
(2) Prior periods have been restated to reflect a pooling of interests following the acquisition of the International Advisory Services Group of Companies.

  The previous table presents a reconciliation of reserves in accordance with generally accepted accounting principles ("GAAP"). The following table reconciles the difference between the Legion portion of these reserves and those contained in regulatory filings made by Legion in accordance with statutory accounting practices ("SAP").

                    Reconciliation of SAP and GAAP Reserves

                                                  Year ended December 31,
                                                ------------------------------
                                                   1998     1997(1)   1996(1)
                                                ----------  --------  --------
                                                       (in thousands)
Reserves for Legion losses and loss adjustment
 expenses,
 end of year SAP............................... $  109,506  $114,211  $105,657
Gross-up for ceded reinsurance reserves........  1,077,349   629,227   349,218
Provision for reinsurance uncollectible on a
 GAAP basis reported as a provision for
 unauthorized reinsurance on a SAP basis.......        302       924       924
Reclassification of loss reserves to claims
 deposit liabilities...........................    (19,163)  (29,011)  (34,456)
Reclassification of retroactive reinsurance
 reserve to receivable from affiliate..........      8,598       --        --
Elimination of statutory increase in assigned
 risk reserves.................................    (15,000)  (15,000)  (15,000)
Reserves for audit premium estimates not
 included on SAP basis.........................      2,745       730     1,198
                                                ----------  --------  --------
Reserves for Legion losses and loss adjustment
 expenses,
 end of year GAAP..............................  1,164,337   701,081   407,541
Other non-US Reserves..........................     13,813    10,489    10,088
                                                ----------  --------  --------
Liabilities for unpaid losses and loss
 adjustment expenses...........................  1,178,150   711,570   417,629
Reserves on run-off business...................     12,276     4,891     2,108
                                                ----------  --------  --------
Total Reserves for Losses and Loss adjustment
 expenses,
 end of year GAAP.............................. $1,190,426  $716,461  $419,737
                                                ==========  ========  ========

--------
(1) Prior periods have been restated to reflect a pooling of interests following the acquisition of the International Advisory Services Group of Companies.

  The following table presents the development of the Company's ongoing net reserves for 1988 through 1998. The top line of the table shows the estimated reserve for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This amount represents the estimated amount of losses and loss adjustment expenses for claims that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to the Company. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. It should be noted that the following table presents a "run-off" of balance sheet reserves, rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years.

                 ANALYSIS OF LOSS AND LOSS EXPENSE DEVELOPMENT
                       (Net of Reinsurance Recoverable)

                                                            Year Ended December 31,
                   --------------------------------------------------------------------------------------------------------
                   1988(4)  1989(4)   1990(4)   1991(4)    1992(4)    1993(4)    1994(4)    1995(4)    1996(4)    1997(4)
                   -------  --------  --------  --------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                 (In thousands)
Gross reserve for
 losses and loss
 adjustment
 expenses(1).....  $19,649  $ 43,339  $ 88,437  $142,605  $ 191,772  $ 205,272  $ 242,189  $ 315,689  $ 419,737  $ 716,461
Reinsurance
 reserves........   (9,525)  (22,221)  (52,321)  (89,295)  (113,075)  (148,637)  (178,002)  (256,678)  (350,318)  (630,697)
                   -------  --------  --------  --------  ---------  ---------  ---------  ---------  ---------  ---------
Net reserve for
 losses and loss
 adjustment
 expenses........   10,124    21,118    36,116    53,310     78,700     56,635     64,187     59,011     69,419     85,764
Other
 reserves(3).....   (3,961)   (2,540)   (1,357)   (1,464)    (1,531)    (1,118)    (1,006)    (1,008)    (1,008)    (3,542)
                   -------  --------  --------  --------  ---------  ---------  ---------  ---------  ---------  ---------
                     6,163    18,578    34,759    51,846     77,169     55,517     63,181     58,003     68,411     82,222
Reclassification
 of reserves to
 claim deposit
 liabilities(2)..   (4,793)  (12,560)  (20,796)  (28,322)   (36,078)       --         --         --         --         --
                   -------  --------  --------  --------  ---------  ---------  ---------  ---------  ---------  ---------
Reserve for
 losses and loss
 adjustment
 expenses
 restated for the
 effects of SFAS
 113:                1,370     6,018    13,963    23,524     41,091     55,517     63,181     58,003     68,411     82,222
Reserve re-
 estimated as of:
 One year later..    6,741    20,220    35,453    53,193     40,443     55,131     60,917     54,982     67,966     86,002
 Two years
  later..........    7,640    20,476    34,953    24,269     41,433     52,381     56,767     54,328     70,502
 Three years
  later..........    8,213    20,434    13,131    23,298     39,351     47,657     56,291     56,576
 Four years
  later..........    7,737     6,328    12,132    22,010     36,330     47,740     57,760
 Five years
  later..........    2,042     6,397    12,268    20,390     36,424     48,162
 Six years
  later..........    2,218     5,993    10,649    20,500     36,652
 Seven years
  later..........    2,110     4,737    10,700    20,689
 Eight years
  later..........    1,859     4,768    10,750
 Nine years
  later..........    1,862     4,672
 Ten years
  later..........    1,850
Cumulative
 Redundancy
 (Deficiency)....     (480)    1,346     3,213     2,835      4,439      7,355      5,421      1,427     (2,091)    (3,780)
Percentage.......      -35%       22%       23%       12%        11%        13%         9%         2%        -3%        -5%
Reserve for
 Losses and Loss
 Adjustment
 Expenses without
 the effect of
 Discounting:
Discounted
 reserve.........  $ 6,163  $ 18,578  $ 34,759  $ 51,846  $  77,169  $  55,517  $  63,181  $  58,003  $  68,411  $  82,222
Total Discount...    1,919     4,144     6,091     8,345     10,785      1,387      2,905      3,291      3,547      3,671
                   -------  --------  --------  --------  ---------  ---------  ---------  ---------  ---------  ---------
Ultimate Reserve
 Liability.......    8,082    22,722    40,850    60,191     87,954     56,904     66,086     61,294     71,958     85,893
Reclassification
 of reserves to
 claim deposit
 liabilities(2)..   (6,712)  (16,704)  (26,889)  (36,667)   (46,862)       --         --         --         --         --
                   -------  --------  --------  --------  ---------  ---------  ---------  ---------  ---------  ---------
Ultimate reserve
 liability
 restated for the
 effects of SFAS
 113.............    1,370     6,018    13,961    23,524     41,092     56,904     66,086     61,294     71,958     85,893
Reserve re-
 estimated as of:
 One year later..    8,364    23,493    41,084    60,820     40,443     56,272     63,480     57,866     71,008     89,347
 Two years
  later..........    8,827    23,760    39,668    24,269     41,433     53,410     59,186     57,097     73,790
 Three years
  later..........    9,494    23,025    13,131    23,298     39,351     48,499     58,558     59,456
 Four years
  later..........    8,743     6,328    12,132    22,010     36,330     48,400     60,096
 Five years
  later..........    2,042     6,397    12,268    20,390     36,424     48,854
 Six years
  later..........    2,218     5,993    10,649    20,500     36,652
 Seven years
  later..........    2,110     4,737    10,700    20,689
 Eight years
  later..........    1,859     4,768    10,750
 Nine years
  later..........    1,862     4,672
 Ten years
  later..........    1,850
Cumulative
 Redundancy
 (Deficiency)
 without
 discount effect..    (480)    1,346     3,211     2,835      4,440      8,050      5,990      1,838     (1,832)    (3,454)
Percentage.......      -35%       22%       23%       12%        11%        14%         9%         3%        -3%        -4%
Cumulative Amount
 of Reserve Paid
 through:
 One year later..  $   432  $  1,768  $  4,705  $  9,647  $  15,972  $  17,909  $  19,720  $  10,955  $  25,196  $  44,761
 Two years
  later..........      807     2,590     4,986    13,158     21,121     25,306     21,054     22,422     43,068
 Three years
  later..........    1,115     3,541     6,077    15,104     24,991     27,134     28,547     31,925
 Four years
  later..........    1,452     3,857     6,859    16,897     25,510     31,972     34,398
 Five years
  later..........    1,637     4,093     7,533    17,311     28,110     35,967
 Six years
  later..........    1,723     4,322     7,381    17,943     30,793
 Seven years
  later..........    1,899     3,842     7,484    19,494
 Eight years
  later..........    1,713     3,662     8,304
 Nine years
  later..........    1,633     4,010
 Ten years
  later..........    1,813
                      1998
                   ------------
Gross reserve for
 losses and loss
 adjustment
 expenses(1).....  $ 1,190,426
Reinsurance
 reserves........   (1,079,562)
                   ------------
Net reserve for
 losses and loss
 adjustment
 expenses........      110,864
Other
 reserves(3).....      (10,184)
                   ------------
                       100,680
Reclassification
 of reserves to
 claim deposit
 liabilities(2)..          --
                   ------------
Reserve for
 losses and loss
 adjustment
 expenses
 restated for the
 effects of SFAS
 113:                  100,680
Reserve re-
 estimated as of:
 One year later..
 Two years
  later..........
 Three years
  later..........
 Four years
  later..........
 Five years
  later..........
 Six years
  later..........
 Seven years
  later..........
 Eight years
  later..........
 Nine years
  later..........
 Ten years
  later..........
Cumulative
 Redundancy
 (Deficiency)....
Percentage.......
Reserve for
 Losses and Loss
 Adjustment
 Expenses without
 the effect of
 Discounting:
Discounted
 reserve.........  $   100,680
Total Discount...        4,667
                   ------------
Ultimate Reserve
 Liability.......      105,347
Reclassification
 of reserves to
 claim deposit
 liabilities(2)..          --
                   ------------
Ultimate reserve
 liability
 restated for the
 effects of SFAS
 113.............      105,347
Reserve re-
 estimated as of:
 One year later..
 Two years
  later..........
 Three years
  later..........
 Four years
  later..........
 Five years
  later..........
 Six years
  later..........
 Seven years
  later..........
 Eight years
  later..........
 Nine years
  later..........
 Ten years
  later..........
Cumulative
 Redundancy
 (Deficiency)
 without
 discount effect..
Percentage.......
Cumulative Amount
 of Reserve Paid
 through:
 One year later..
 Two years
  later..........
 Three years
  later..........
 Four years
  later..........
 Five years
  later..........
 Six years
  later..........
 Seven years
  later..........
 Eight years
  later..........
 Nine years
  later..........
 Ten years
  later..........

-------
(1) Medical malpractice reserves have been discounted at 8% in 1998, 8.25% in 1989 and 1990, and 6% in 1991, 1992, 1993, 1994, 1995, 1996, 1997 and
    1998.
(2) The re-classification of reserves to claims deposit liablilties is a result of the adoption of SFAS 113.
(3) Other reserves represent reinsurance contracts which are being run-off and which were written in subsidiaries other than Legion, plus reserves on other run-off business.
(4) Prior periods have been restated to reflect a pooling of interests following the acquisition of the International Advisory Services Group of Companies.

Investments and Investment Results

  For a complete description of the Company's Investments and investment results See Note 5 to Consolidated Financial Statements.

ITEM 2. PROPERTIES

  The Company and its subsidiaries operate out of leased premises the most significant of which are in Philadelphia and Bermuda.

ITEM 3. LEGAL PROCEEDINGS

  In October 1998, the Company was advised by Scott Wetzel Services Inc. ("SWS"), a third-party administrator based in Tampa, Florida, that it had filed for Chapter 11 Bankruptcy protection. SWS acts as a claims administrator for a number of Alternative Market policy-issuing companies, including the Company's subsidiary, Legion Insurance Company. SWS advised Legion that it owed about $8 million in connection with Legion clients.

  In November 1998, the business of SWS was sold to a third-party pursuant to an order of the U.S. Bankruptcy court in Tampa, Florida. In connection with this sale the buyer of the business assumed an obligation of SWS to pay Legion $5 million. The Company has recorded $3.0 million as incurred losses relating to the remaining amount due from SWS. A recoverable of $2.3 million has been recorded in respect of amounts expected to be recovered under reinsurance coverage, there is no dispute concerning coverage and some of the insurers have already made payment for their share of the loss.

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

  Not applicable.

EXECUTIVE OFFICERS

                             Officer                 Principal Occupation
   Name                  Age  Since                  & Business Experience
   ----                  --- -------                 ---------------------
Robert A. Mulderig......  46  1982   Chief Executive Officer of the Company since 1982;
                                     Chairman of Legion Insurance Co., ("Legion");
                                     Director of Professional Risk Management Services,
                                     Inc., The Galtney Group, Inc., and The Bank of N.T.
                                     Butterfield & Sons Ltd. Also serves as a director or
                                     officer of a number of unaffiliated captive
                                     insurance companies to which the Company provides
                                     management services.

John Kessock, Jr........  50  1979   President of the Company, Mutual Group Ltd. and
                                     Legion; primarily responsible for marketing the
                                     Company's programs since 1979; Chairman of
                                     Commonwealth Risk Services, L.P. ("CRS") and the IPC
                                     Companies. Director, Ward North America, Inc.

Richard G. Turner.......  48  1984   Executive Vice President of the Company; President
                                     of CRS since 1984; Vice President of Marketpac
                                     International, a subsidiary of American
                                     International Group, from 1979 to 1984. Director of
                                     Colonial Penn Insurance Company.

Glenn R. Partridge......  45  1983   Executive Vice President of the Company; Senior Vice
                                     President of Legion Insurance Co.; primarily
                                     responsible for Legion's underwriting function since
                                     1987; Vice President of CRS from 1983 to 1987.

James C. Kelly..........  44  1985   Senior Vice President and Chief Financial Officer of
                                     the Company; Vice President and Chief Financial
                                     Officer since March 1991; Vice President &
                                     Controller since 1985.

Paul D. Watson..........  40  1986   Senior Vice President and Chief Operating Officer of
                                     the Company; Vice President of the Company since
                                     March 1991; President of the IPC Companies from July
                                     1992 until December 1998; held various management
                                     and accounting positions since joining the Company
                                     in 1986.

Richard E. O'Brien......  41  1995   Senior Vice President, Secretary and General Counsel
                                     since March 1995. Prior thereto partner in the law
                                     firm of Dunnington, Bartholow & Miller, New York.

  All Executive Officers are appointed by the Company's Board of Directors and serve until the next annual general meeting of the shareholders or until their successors are appointed.

                                    PART II

ITEM 5. MARKET FOR COMMON SHARES AND RELATED STOCKHOLDER MATTERS

  The Company's Common Shares have been listed on the New York Stock Exchange under the symbol MM since June 25, 1991. The Common Shares were listed in connection with the Company's initial public offering completed in July 1991. There were 388 holders of record of the Company's Common Shares as of February 26, 1999.

  The following table sets forth the high and low closing sale prices for the Common Shares during 1997 and 1998 for the calendar quarters indicated as reported by the New York Stock Exchange Composite Tape.

                                                                  High     Low
                                                                -------- -------
   Year Ended December 31, 1997
     First Quarter............................................. 19 11/16 17 1/2
     Second Quarter............................................ 22 15/16 16 3/4
     Third Quarter............................................. 25 3/4   22 7/8
     Fourth Quarter............................................ 29 15/16 25 3/32

   Year Ended December 31, 1998
     First Quarter............................................. 34 7/16  28 3/16
     Second Quarter............................................ 36 3/4   31 1/2
     Third Quarter............................................. 38 15/16 30
     Fourth Quarter............................................ 39 7/8   27 1/2

   Year Ending December 31, 1999
     First Quarter (through March 22).......................... 42 5/8   32 7/8

  The last reported closing price per share of the Common Shares on the New York Stock Exchange Composite Tape on March 22, 1999 was $39 1/8.

  During 1998 and 1997 the Company paid dividends of $.21 and $.19 per Common Share, respectively. Dividends are paid quarterly.

  The Company's ability to pay dividends is restricted due to certain insurance regulations. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and Note 11 to Consolidated Financial Statements.

  During the quarter ended December 31, 1998, the Company issued the following securities in the following transactions which were not registered under the Securities Act of 1933, as amended (the "Act"):

    1.(a)Securities sold: 837,181 Common Shares of the Company on November 13, 1998.

      (b)No underwriters participated in the sale of the Common Shares. The Common Shares were issued to each of the following:

           Name                                                 Number of Shares
           ----                                                 ----------------
         Shalfleet Ltd. .......................................     488,508
         David Pickering.......................................      91,537
         Terence Power.........................................     141,298
         Monterey Limited......................................     115,838

      (c)The Common Shares were issued at a deemed purchase price of $34 per share (aggregate price $28,464,154), based upon the market value on the date of issuance. The Common Shares were issued as consideration in connection with the acquisition by the Company of International Advisory Services Group of Companies, pursuant to a Stock Purchase Agreement dated November 4, 1998.

      (d)An exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

INCOME STATEMENT DATA:

                                             Year Ended December 31,
                                   --------------------------------------------
                                     1998   1997(3)  1996(3)  1995(3)  1994(3)
                                   -------- -------- -------- -------- --------
                                     (In thousands, except per share amounts)
Revenues.........................  $279,396 $223,826 $165,573 $133,764 $138,268
                                   -------- -------- -------- -------- --------
Income before income taxes and
 minority interest...............    72,045   59,418   46,309   40,158   34,301
                                   -------- -------- -------- -------- --------
Income before minority interest..    63,539   48,811   38,172   31,296   26,287
                                   -------- -------- -------- -------- --------
Net income.......................    63,632   48,811   37,916   30,821   26,028
                                   -------- -------- -------- -------- --------
Net income available to common
 shareholders....................    63,632   48,706   37,750   30,631   25,899
                                   -------- -------- -------- -------- --------
Net income available to common
 shareholders--Basic.............  $   1.58 $   1.27 $   1.01 $    .84 $    .73
 --Diluted.......................  $   1.43 $   1.16 $    .95 $    .81 $    .70
                                   -------- -------- -------- -------- --------
Diluted weighted average number
 of common shares
 outstanding(1)--Basic...........    40,216   38,320   37,311   36,383   35,576
         --Diluted...............    49,174   47,726   46,222   39,254   36,882
                                   -------- -------- -------- -------- --------
Dividends per common share.......  $    .21 $    .19 $    .16 $    .13 $    .11
                                   -------- -------- -------- -------- --------

BALANCE SHEET DATA:

                                            As at December 31,
                          ------------------------------------------------------
                             1998     1997(3)    1996(3)    1995(3)    1994(3)
                          ---------- ---------- ---------- ---------- ----------
                                              (In thousands)
Total assets............  $3,041,481 $2,182,015 $1,668,513 $1,403,217 $1,041,366
                          ---------- ---------- ---------- ---------- ----------
Reserve for losses and
 loss expenses..........   1,190,426    716,461    419,737    315,689    242,189
                          ---------- ---------- ---------- ---------- ----------
Long-term debt(2).......     125,485    128,711    122,211    116,039      3,400
                          ---------- ---------- ---------- ---------- ----------
Redeemable preferred and
 common shares..........         --       1,929      4,462      4,026      3,564
                          ---------- ---------- ---------- ---------- ----------
Shareholders' equity....     341,674    263,289    211,524    168,962    127,477
                          ---------- ---------- ---------- ---------- ----------

--------
(1) See Note 2 I of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute per share amounts.
(2) See Note 6 of Notes to Consolidated Financial Statements.
(3) All prior period results have been restated to reflect the pooling of interests following the acquisition of CompFirst, Inc. and International Advisory Services Group of Companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

For the Years Ended December 31, 1998, 1997 and 1996

  Consolidated Net Income increased by 31% to $63.6 million in 1998 from $48.7 million in 1997 which was in turn a 29% increase over the $37.8 million earned in 1996. The increase in 1998 earnings was primarily attributable to the growth experienced in the Program Business and Financial Services segments. 1997 earnings growth was also a result of the growth in the Program Business segment, as well as the acquisition of Small Business Underwriters ("SBU") and the expansion of Professional Underwriters Corporation into New York State.

  All prior period results have been restated to reflect a pooling of interests following the acquisitions of CompFirst, Inc. and International Advisory Services Group of Companies.

  Set forth in Table I is an analysis of the components of the Company's revenues for each of the last three years.

                               TABLE I--REVENUES
                                (In thousands)

                                             Year Ended December 31,
                                     ------------------------------------------
                                       1998    Growth   1997    Growth   1996
                                     --------  ------ --------  ------ --------
Fee income.......................... $148,988    30%  $114,670    30%  $ 88,412
Premiums earned.....................  101,913    21     84,200    49     56,413
Net investment income...............   29,467    11     26,507    17     22,612
Realized capital losses.............   (1,003)   38     (1,608)   19     (1,983)
Other income........................       31   (46)        57   (52)       119
                                     --------         --------         --------
    Total........................... $279,396    25%  $223,826    35%  $165,573
                                     ========         ========         ========

  The growth of Fee income and Premiums earned over the past three years has been primarily due to the strong growth in Program Business and Financial Services which have compensated for the decline in Corporate Risk Management business.

  Overall, pre-tax profit margins on Fee income continue to remain steady at 37% in 1998 compared to 38% in 1997 and 37% in 1996.

                               SEGMENT ANALYSIS

  The components of Fee income by business segment are illustrated in Table
II.

                   TABLE II--FEE INCOME BY BUSINESS SEGMENT
                                (In thousands)

                                                 Year Ended December 31,
                                         ---------------------------------------
                                           1998   Growth   1997   Growth  1996
                                         -------- ------ -------- ------ -------
Program Business fees................... $ 82,358   67%  $ 49,362  137%  $20,845
Corporate Risk
  Management fees.......................   43,266  (10)    48,213  (11)   54,473
  Specialty Brokerage fees..............    9,021    8      8,351   18     7,035
  Financial Services fees...............   14,343   64      8,744   44     6,059
                                         --------        --------        -------
    Total............................... $148,988   30%  $114,670   30%  $88,412
                                         ========        ========        =======

Program Business

  Program Business, the fastest growing segment of the Company's business, involves replacing traditional insurers as the conduit between producers of specialty books of business and reinsurers wishing to write that business. Program Business accounted for 55% of total Fees for 1998 compared to 43% in 1997 and 24% in 1996. This growth has resulted from the continued expansion of this business as a result of reinsurers increased appetite for premium volume in the current soft market and the acquisition of SBU on February 1, 1997. Fees earned on individual Program accounts are more likely to grow compared to Corporate accounts because new policy holders can potentially be added in each program, also Program Business has historically had a higher retention rate than Corporate Risk Management. Pre-tax margins in this segment were 40% for 1998 compared to 39% in 1997 and 34% in 1996.

Corporate Risk Management

  Corporate Risk Management, the Company's original business segment, involves providing services to businesses and associations seeking to insure a portion of their risk in a loss sensitive Alternative Market structure. This segment, which accounted for 29% of total Fee income for 1998 compared to 42% in 1997 and 62% in 1996, has been the most affected by the extremely soft insurance market cycle for commercial risks Corporate Risk Management fees decreased in 1997 for the first time due to these soft market conditions. The number of Corporate Risk Management accounts decreased in 1998 to 118 from 154 in 1997 which was in turn down from 180 in 1996. Profit margins increased, despite the difficult market, to 45% in 1998 compared to 41% in 1997 and 40% in 1996.

  Historically, workers' compensation has been the major line of business written by the Company in both its Corporate Risk Management and Program Business segments. Competition for workers' compensation business has increased in recent years, as a result of generally improved reported underwriting results and workers' compensation reform legislation. The resulting under pricing of workers' compensation risks by traditional insurers reduces the incentive for insureds to enter "Alternative Market" vehicles such as those offered by the Company in its Corporate Risk Management segment.

  Despite these competitive forces, the Company was successful in increasing its business as a result of the attractiveness of Program Business in this soft reinsurance market. The Company continued to diversify its business to reduce its reliance on the workers' compensation market and was successful in doing so. As a percentage of Total Fee income, workers' compensation accounts decreased from over 80% at December 31, 1994 to 57% at December 31, 1998 as a result of the Company writing accounts comprising other lines of coverage such as commercial, auto liability, auto physical damage and other liability coverages as well as the expansion of the Company's Financial Services segment.

Specialty Brokerage

  The Company's Specialty Brokerage business segment provides access to Alternative Risk Transfer insurers and reinsurers in Bermuda and Europe. Fees in this segment continued to grow despite declines in premium on new and renewal policies. Renewal rates remained high at 88% for 1998 compared to 85% for 1997 and 86% for 1996. Profit margins decreased to 25% from 31% in 1997 and 33% in 1996 primarily as a result of the declines in premium.

Financial Services

  Financial Services, the Company's newest business segment, is being built on the 1996 acquisition of The Hemisphere Group which provides administrative services to offshore mutual funds and other companies. The Financial Services segment also includes the Company's family of proprietary mutual funds and MRM Life. MRM Life was incorporated in 1997 to issue variable insurance products in Bermuda. This segment accounted for 10% of total Fee income for 1998, up from 8% for 1997 and 7% in 1996. Fees from Financial Services increased primarily as a result of an increase in the number of mutual funds under management from 85 in 1996 and 129 in 1997, to 195 in 1998 as well as relatively high renewal rates of 80% in 1996, 93% in 1997 and 80% in 1998. Profit margins decreased from 20% in 1996 and 26% in 1997 to 4% in 1998. Margins in the Financial Services segment were adversely affected due to a revised Executive Incentive Plan implemented at Hemisphere in 1998. The effect of this revised Executive Incentive Plan will continue through 2000. Excluding the effect of the revised Executive Incentive Plan, the profit margins in this segment would have been 18% for the year ended December 31, 1998.

                                 UNDERWRITING

  The Company generally requires each Corporate Risk Management client to indemnify it against an underwriting loss and the client normally provides collateral for at least the difference between the funds available in that client's account and the level of expected losses as actuarially determined by the Company, although in certain circumstances the collateral level is below the level of expected losses. The Company faces a credit exposure in the event that losses exceed their expected level and the client is unable or unwilling to honor its indemnity to the Company. The Company also faces credit exposure on both Program Business and Corporate Risk Management Business if its clients or brokers fail to pay the premium due, through failure of the program manager or broker to properly administer the program and through failure of reinsurers to honor their obligations.

  The Company has established provisions for losses as a result of these exposures for certain clients and reinsurers. These provisions, which totaled $6.5 million at December 31, 1998, $5.6 million in 1997 and $4.5 million in 1996, reduced the level of Fee income in each year by $.9 million, $1.1 million and $.5 million, respectively. The increase in the number of accounts and their inherent growth in premium volume, the increase in the clients' aggregate retentions since 1991, the amounts recoverable from reinsurers, which amounted to $1,286 million at December 31, 1998 and $787 million at December 31, 1997, in addition to competitive factors which have limited the amount of collateral that clients are willing to provide, have significantly increased the Company's exposure to such losses. The Company evaluates the financial condition of its clients, brokers and reinsurers to minimize its exposure to losses from insolvencies.

  Premiums earned increased by 21% in 1998 and 49% in 1997. These increases are attributable to the shift in business from the Corporate Risk Management segment to the Program Business segment and the strong growth within this segment. Program Business usually involves higher premiums than business derived from the Corporate Risk Management segment. Premiums earned represent the net premiums retained by the Company on which it bears underwriting risk. The Company believes that both the volatility of underwriting profit or loss and the probability of experiencing a severe underwriting loss are less than would ordinarily be expected for a traditional property/casualty insurer, due to the nature of the business written by the Company and the structure of its reinsurance. In the past, the level of Premiums earned has been closely matched by the level of Total insurance costs, resulting in small amounts of underwriting loss as a percentage of Premiums earned. The fact that Premiums earned are generally matched by Total insurance costs means that even a significant fluctuation in Premiums earned will have a relatively insignificant impact on the Company's Net income.

  Included in Premiums earned are assigned risk premiums of $2.5 million in 1998 as compared to $8.4 million in 1997 and $7.8 million in 1996. The underwriting losses associated with these assigned risk premiums, together with other charges imposed by certain states on voluntary insurers, such as Legion, to support involuntary market losses ("residual market loads"), are passed on by Legion to clients' accounts.

  The Company's principal exposure to underwriting loss exists in relation to the premium associated with the Company's retention of a portion of the specific and aggregate excess risk on each Corporate Risk Management client's account. It is on this retained excess risk that the Company may experience the most significant volatility in underwriting results. The portion of the Company's Premiums earned which relate to this risk was $2.1 million in 1998 as compared to $2.2 million in 1997 and $3.3 million in 1996, representing 2%, 3% and 6% of Premiums earned in 1998, 1997 and 1996 respectively. The Company incurred an underwriting loss of $2.4 million in 1998, $1.5 million in 1997 and $.2 million in 1996 as a result of the retained risk on its treaties. The Company takes 100% of the risk within the first $1.25 million layer of the aggregate excess exposure on its main treaty up to a deductible amount equal to 1.5% of the Company's gross premiums (as defined) and 10% of the risk over a loss ratio of 120%, in the event that the loss ratio for the first layer exceeds 120%. The Company takes no share of the risk in the layer $3.75 million excess of $1.25 million per account. The maximum retention for specific excess losses is 10% of $.75 million excess of $.25 million per occurrence. On other treaties the Company has decreased its exposure for excess losses.

                               INVESTMENT INCOME

  Gross investment income increased by $5.0 million or 17% to $34.9 million in 1998 from $29.9 million in 1997 and $27.6 million in 1996 as a result of increases in gross invested assets. Net investment income after adjusting for investment income which is payable to others, increased by 11% to $29.5 million in 1998 from $26.5 million in 1997 and $22.6 million in 1996. Net invested assets increased $36 million or 9% to $437 million in 1998 from $401 million in 1997 and $392 million in 1996. The yield on these assets increased to 6.9% in 1998 from 6.7% in 1997 and 6.1% in 1996. The Company's investment income is produced through the investment of its capital funds, long term debt, other funds held representing amounts due others and reserves held by the Company for unearned premiums and unpaid losses. The Company carries $37.4 million at December 31, 1998 and $42.4 million at December 31, 1997 on its Consolidated Balance Sheets as Claims deposit liabilities. These liabilities relate to loss obligations which, under SFAS 113, are not classified as insurance. Investment income on these funds of $2.2 million in 1998, $2.5 million in 1997 and $4.0 million in 1996 is credited directly to the Claims deposit liability account.

  The breakdown of expenses for each of 1998, 1997 and 1996 is set forth in Table III.

                              TABLE III--EXPENSES
                                (In thousands)

                                                Year Ended December 31,
                                        ----------------------------------------
                                          1998   Growth   1997   Growth   1996
                                        -------- ------ -------- ------ --------
Losses incurred........................ $ 78,258   57%  $ 49,857   54%  $ 32,435
Acquisition costs......................   26,061  (27)    35,816   48     24,185
                                        --------  ---   --------  ---   --------
Total insurance costs..................  104,319   22     85,673   51     56,620
Operating expenses.....................   94,253   33     71,014   27     55,765
Interest expense.......................    6,660    2      6,552    5      6,258
Other expenses.........................    2,119   81      1,169   88        621
                                        --------        --------        --------
  Total................................ $207,351   26%  $164,408   38%  $119,264
                                        ========        ========        ========

  The increases in Total insurance costs were the direct result of the increases in Premiums earned during these periods. Losses incurred increased as a direct result of the decreased use of large deductible policies and the increase in Program Business. The Company discounts its specific and aggregate workers' compensation reserves using a 4% rate recommended under Pennsylvania law where Legion is domiciled. The net effect of this discounting was to increase Net income after tax for the years ended December 31, 1998, 1997 and 1996 by $.9 million, $.1 million and $.2 million, respectively. Discounting also reduced net loss reserves by $4.7 million, $3.7 million and $3.5 million at December 31, 1998, 1997 and 1996, respectively. The 27% decrease in Acquisition costs from 1997 to 1998 is due to the reduction in the number of deductible programs, which have high expense levels; the loss of one large account that was fully retained; and reduction in expenses charged by the assigned risk pools. The 48% increase from 1996 to 1997 is a direct result of the 49% increase in Premiums earned.

  The primary factors responsible for the increases in Operating expenses were: (a) the increased cost of administering the Company's highly regulated policy-issuing subsidiaries, as the volume of policies issued increased; (b) increased personnel costs in all areas, caused by an increase in the number of full time employees from 515 in 1996 to 700 in 1997 to 886 in 1998, resulting from the growth of the Company's businesses as well as the impact of the Company's growth in revenues and profits on employee bonus plans; and (c) the acquisitions of SBU, Hugo Trust, Avreco, Capital Management and the Hemisphere expansion to Boston and Ireland.

  The charges for Income taxes represent effective tax rates of 17.6%, 17.9% and 11.8% in 1996 through 1998, respectively. The reduced tax rate in 1998 is primarily due to increased earnings outside of the United States. This, plus the Company's investment in tax-exempt municipal securities, offset by state income taxes and foreign taxes, are the major causes of the difference between the expected federal income tax rate in the United States of 35% plus state income taxes and the Company's effective rates in each year. The Legion Companies, as insurance companies in the United States, are subject to income tax on an accelerated basis and, as a result, a deferred tax benefit was carried on the Consolidated Balance Sheets of $1.5 million in 1998 and $4.6 million in 1997.

                        LIQUIDITY AND CAPITAL RESOURCES

Investments

  At December 31, 1998, the market value of the Company's Total marketable investments was $575 million, as compared to $477 million at December 31, 1997. In accordance with SFAS 115, Investments available for sale are reported at fair market value with unrealized gains and losses included as a separate component of Shareholders' equity. These Investments generally consist of investment grade fixed-income securities which the Company believes are readily marketable and could be liquidated to meet cash requirements, if necessary.

Cash flow

  Cash flow from operations has historically provided the Company its principal source of liquidity. The Company has continued to produce a positive cash flow with $59.6 million of cash provided from operations during 1998, as compared to $55.3 million in 1997 and $63.5 million in 1996.

  The Company believes that it will continue to maintain a positive cash flow from operations in the foreseeable future and will be able to meet its liquidity requirements. Excess cash flow from operations has principally been used in each year to increase the Company's investment portfolio.

Insurance Operations

  At the end of 1998 and 1997, 56% and 69% of the Company's Total marketable investments were held by the Company's policy-issuing subsidiaries in the United States. These companies are restricted by regulation in the amount of dividends they can pay without prior regulatory approval to $23.6 million in 1999 (based on 1998 results) and will continue to face these restrictions in the future. During 1998 they paid a dividend of $12 million. They are also required to maintain certain deposits with or supply letters of credit to regulatory authorities which totaled $152 million at December 31, 1998 ($60 million of deposits and $92 million of letters of credit) as compared to $135 million at December 31, 1997 ($51 million of deposits and $84 million of letters of credit).

  A widely accepted factor used by regulators and rating agencies in evaluating insurance companies is the ratio of net premiums written to policyholders' surplus which is an indication of the degree to which an insurer is leveraged. Because of the low level of net premiums written, they have produced a relatively low ratio on this basis of approximately 0.5:1 in 1998, 0.4:1 in 1997 and 0.3:1 in 1996 and should continue to produce relatively low ratios in the future. Due to the nature of the Company's operations, a more appropriate indication of leverage is the ratio of gross premiums written to policyholders' surplus, which amounted to 3.6:1 in 1998, 3.0:1 in 1997, and 2.4:1 in 1996. The NAIC has established that an "unusual value" for this ratio would be 9:1 or higher. The Company has adopted a policy that this ratio should not exceed 4:1.

  The National Association of Insurance Commissioners ("NAIC") has adopted a risk-based capital ("RBC") formula to be applied to all property/casualty insurance companies. The formula measures capital and surplus needs based on an insurance company's products and investment portfolio and is to be used as a tool to identify weakly capitalized companies. An insurance company that does not meet the threshold RBC measurement standards could be required to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. At December 31, 1998 the Company's policy-issuing subsidiaries met the RBC requirements with a combined required risk-based capital of $78.5 million and an actual adjusted capital of $225.5 million.

Shareholders' Equity

  Shareholders' equity increased 30% to $342 million at December 31, 1998 from $263 million at December 31, 1997. This increase was attributable to Net income in 1998, less dividends paid, plus the value of shares issued on the exercise of employee stock options, the conversion of redeemable common shares and debenture conversions. During 1998 the total number of Common Shares outstanding increased to 41,146,830 from the 1997 level of 38,820,704, mainly as a result of the exercise of employee stock options, conversion of redeemable common shares and debenture conversions.

Total Assets

  Total assets increased to $3.0 billion at December 31, 1998, a 40% increase from $2.2 billion at December 31, 1997. $722.3 million, or 24% of Total assets in 1998 and $649.2 million, or 30%, in 1997 related to Assets held in separate accounts. As detailed in Note 2A to the Consolidated Financial Statements, such assets are principally managed assets attributable to participants in the Company's IPC Programs. Total assets also increased due to the increase in Reinsurance receivables from $630.7 million in 1997 to $1,079.6 million in 1998, this increase, which is largely offset by corresponding increases in the Reserve for losses and loss expenses and Accounts payable, is due to the greater amount of reinsurance utilized in connection with the Company's Program Business segment.

Inflation

  The Company does not believe its operations have been materially affected by inflation. The potential adverse impacts of inflation include: (a) a decline in the market value of the Company's fixed maturity investment portfolio; (b) an increase in the ultimate cost of settling claims which remain unresolved for a significant period of time; and (c) an increase in the Company's Operating expenses. However, the Company generally holds its fixed maturity investments to maturity and currently believes that an acceptable amount is included in the yield to compensate the Company for the risk of inflation. In addition, any increase from inflation in the ultimate cost of settling unpaid claims will be borne by the Company's clients and offset by investment income earned for the benefit of the client during the period that the claim is outstanding. Finally, the increase in Operating expenses resulting from inflation should generally be matched by similar inflationary increases in the client's premium and the Company's fee income, which includes a fee based upon a percentage of the client's premium.

Market Sensitive Instruments

  Market risk generally represents the risk of loss that may result from potential changes in the value of a financial instrument due to a variety of market conditions. The Company's exposure to market risk is generally limited to potential losses arising from changes in the level or volatility of interest rates on market values of investment holdings. The Company's exposure to movements in exchange rates and equity prices is limited. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

  (a) Interest Rate Risk

    Interest rate risk results from the Company's holdings in interest-rate-sensitive instruments. The Company is exposed to potential losses arising from changes in the level or volatility of interest rates on fixed rate instruments held. The Company is also exposed to credit spread risk resulting from possible changes in the issuer's credit rating. To manage its exposure to interest rate risk the Company attempts to select investments with characteristics that match the characteristics of the related insurance and contract holder liabilities. Additionally, the Company generally only invests in higher-grade interest bearing instruments.

  (b) Foreign Exchange Risk

    When the Company invests in non-U.S. dollar denominated financial instruments it is subject to exposure from exchange rate movements. This risk arises from the possibility that changes in foreign exchange rates will impact adversely upon the value of financial instruments. Due to the Company's limited holdings of non-U.S. dollar denominated investments, management does not believe the Company is exposed to a material risk from exchange rate movements.

  (c) Equity Price Risk

    Equity price risk arises from fluctuations in the value of securities held. Changes in the level or volatility of equity prices affect the value of equity securities held by the Company. Management does not believe the Company is exposed to a material risk from changes in equity prices due to its limited investment in equity securities.

  The table below provides information about the Company's available for sale investments that are sensitive to changes in interest rates at December 31, 1998. The table presents expected cash flows and related weighted-average interest rates by expected maturity dates. Separate account assets and liabilities are not included in this analysis as gains and losses related to these accounts generally accrue to the program holders.

                            Expected Maturity Date
                         -----------------------------
                         1999  2000  2001  2002  2003  Thereafter Total  Fair Value
                         ----- ----- ----- ----- ----- ---------- ------ ----------
                            (dollars in millions, except average interest rates)
Assets
Investments
  Available for Sale.... $45.4 $34.6 $45.2 $50.2 $32.4   $139.1   $346.9   $352.5
  Average Interest
   Rate.................  6.6%  5.8%  6.5%  6.3%  7.1%     6.4%

Impact of Year 2000

  The Company began assessing the impact of the Year 2000 issue on its computer hardware and software systems in 1997. Certain systems have been identified for replacement before year-end 1999 due to normal business requirements. The replacement systems will be assessed for Year 2000-related problems. Remediation is expected to continue through the end of the 1999 third quarter at a cost that is not expected to be material to the Company. Currently, management has inventoried and is conducting a review of all such systems. As of December 31, 1998, the Company's historical Year 2000 remediation costs have not been material. The Company's lack of legacy systems is fortunate, most of its applications are PC databases, some networked but most from a programming stand point, easily corrected. As of this disclosure date, management has not identified any hardware or software computer system within the Company with a significant Year 2000 compliance problem that is expected to have a materially adverse effect on the Company's financial condition or results of operations. As the Company regularly updates its hardware and software, the pure additional cost for Year 2000 compliance should not be material.

  The Company continues to assess the Year 2000 compliance of its critical business operations and products that could potentially be affected by the Year 2000 problem. The purpose of this review is to determine what impact, if any, the Year 2000 issue may have on the Company and its significant customers, suppliers, and others, and whether that impact will be material to the Company's financial condition or results of operations. The Company is in the process of contacting its critical customers, reinsurance intermediaries, managing general agents, suppliers, and others to determine the nature and extent of their Year 2000 compliance efforts and to assess whether their failure to resolve their own Year 2000 issues would have a material adverse affect on the Company's financial condition or results of operations. Based on these assessments, management will take such further action as they deem appropriate including, but not limited to, the development of contingency plans.

  The extent to which the Company's financial condition or results of operations may be materially affected by the Year 2000 problems of third parties depends on a variety of factors including, but not limited to, whether these third parties can resolve their own Year 2000 issues; whether their remediated systems remain compatible with the Company's systems; and the nature and extent to which the Company's systems may be affected by the third-party's non-compliant systems. Significant failures of certain essential services including, but not limited to, the telecommunications, utility, banking, securities, and transportation industries, due to their own Year 2000 problems are generally beyond the Company's control and could have an adverse material impact on the Company's financial condition or results of operations.

Acquisitions

  The Company has acquired all of the outstanding shares of CompFirst, Inc. ("CompFirst"), a Georgia-based managing general agent, specializing in workers' compensation and excess medical stop loss. CompFirst places special emphasis on managed care and provides extensive managed care services in addition to producing and underwriting business.

  During the third quarter of 1998, the Company, through its subsidiary Professional Underwriters Corporation, acquired all of the assets and goodwill of Avreco Corp. ("Avreco"). Avreco is a specialty brokerage operation based in Chicago. Its principal lines of business are Medical Malpractice, Excess Property and Professional Liability. This acquisition will assist in the development of the takeout Company's business in these specialty markets.

  The Company also acquired Capital Management of Bermuda Ltd. ("Capital Management"), a company which issues pension and annuity products primarily for so called third country nationals. Capital Management has an investment portfolio of approximately $80 million relating to its pension products and will complement the Company's other initiatives in the offshore variable life and annuity business.

  In the fourth quarter of 1998, the Company acquired the International Advisory Services Group ("IAS") of Companies. The principal companies within the IAS Group are International Advisory Services Ltd., a Bermuda company which provides management services to insurance companies, Hurst Holme Insurance Company Ltd., a Bermuda based rent-a-captive facility, and H & H Reinsurance Brokers Ltd., a Bermuda broker primarily providing reinsurance support for the managed companies and rent-a-captive clients of the IAS Group. International Advisory Services Ltd. is the largest independent insurance manager in Bermuda with over 100 clients having annual premiums in excess of $1.1 billion.

  On March 1, 1999, the Company acquired Captive Resources, Inc. ("CRI"), a provider of services to member-owned group captive insurance companies. CRI has long-term contracts with more than 20 well established captives.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement requires recording all derivative instruments as assets or liabilities, measured at fair value. The Statement is effective for fiscal years beginning after June 15, 1999. The Company does not expect the Statement to have a material impact on its financial position or results of operations.

Safe Harbor Disclosure For Forward-Looking Statements

  In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"), the Company sets forth below cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those which might be projected, forecasted, or estimated or otherwise implied in the Company's forward-looking statements, as defined in the 1995 Act, made by or on behalf of the Company in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, telephone calls and conference calls. Such statements may include, but are not limited to, projections of Fee income, Premiums earned, Net investment income, Other income, Losses and loss expenses incurred, Acquisition costs, Operating expenses, Other expenses, earnings (including earnings per share), cash flows, plans for future operations, Shareholders' equity, financing needs, capital plans, dividends, plans relating to products or services of the Company, and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and are generally expressed with words such as "believes", "estimates", "expects", "anticipates", "could have", "may have", and similar expressions.

  Forward-looking statements are inherently subject to risks and uncertainties. The Company cautions that factors which may cause the Company's results to differ materially from such forward-looking statements include, but are not limited to, the following: (a) Changes in the level of competition in the reinsurance or primary insurance markets that adversely affect the volume or profitability of the Company's business. These changes include, but are not limited to, the intensification of price competition, the entry of new competitors, existing competitors exiting the market, and the development of new products by new and existing competitors; (b) Changes in the demand for reinsurance, including changes in ceding companies' retentions, and changes in the demand for primary and excess and surplus lines insurance coverages; (c) The ability of the Company to execute its business strategies and its reliance on key personnel; (d) Adverse development on claims and claims expense liabilities related to business and the failure of clients, reinsurers or others to meet their obligations to the Company in connection with such losses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  See Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's consolidated financial statements for the years ended December 31, 1998, 1997 and 1996 are filed herewith in response to Item 14.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING DISCLOSURE

  None.

                                    PART III

ITEM 10. MANAGEMENT

  See Part I for information relating to the Company's executive officers.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8K

A. Exhibits

 Exhibit No.                             Description
 -----------                             -----------
     3.1     Memorandum of Association(1)

     3.2     Bye-Laws of Registrant(4)

     3.3     Bye-Laws of IPC Mutual Holdings Ltd.(1)

     4.1     Form of Stock Certificate(1)

     4.2     Indenture dated as of October 30, 1995 relating to the Company's
             Zero Coupon Convertible Exchangeable Subordinated Debentures due
             2015.(5)

    10.1     Exchange Agreement between The Galtney Group Inc. and Mutual Group
             Ltd. with respect to shares of common stock of Professional Risk
             Management Services, Inc.(1)

    10.2     Share Purchase Agreements with Messrs. Partridge, Turner and
             Kelly(1)(3)

    10.3     Mutual Risk Management Ltd. 1988 Stock Option Plan(1)(3)

    10.4     1991 Long Term Incentive Plan(2)(3)

    10.5     Form of Director's Stock Option Grant Agreement(2)(3)

    10.6     Form of Non-Qualified Stock Option Grant Agreement(2)(3)

    10.7     Form of Shareholders Agreement relating to the IPC Program(1)

    10.8     Agreement between Mutual Risk Management (Bermuda) Ltd. and Robert
             A. Mulderig relating to Hemisphere Trust Company Limited.(6)

    10.9     Directors Deferred Cash Compensation Plan(3)(5)

    10.10    Directors Restricted Stock Plan(3)(5)

    10.11    Deferred Compensation Plan

    10.12    1998 Long Term Incentive Plan

    11.1     Computation of Earnings Per Share

    21.1     List of subsidiaries

    23.1     Consent and Reports of Ernst & Young

    27.1     Financial Data Schedule for (current) fiscal year ended Dec-31-
             1998

    27.2     Restated FDS for quarter ended Sep-30-1998

    27.3     Restated FDS for quarter ended June-30-1998

    27.4     Restated FDS for quarter ended Mar-31-1998

    27.5     Restated FDS for fiscal year ended Dec-31-1997

    27.6     Restated FDS for quarter ended Sep-30-1997

    27.7     Restated FDS for quarter ended Jun-30-1997

    27.8     Restated FDS for quarter ended Mar-31-1997

    27.9     Restated FDS for fiscal year ended Dec-31-1996

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

B. Financial Statements and Financial Statement Schedules

     Consolidated Financial Statement...................................... F-1
     Notes to Consolidated Financial Statements............................ F-5
     Independent Auditors' Report.......................................... F-21
     Schedule IICondensed Financial Information of Registrant.............. S-1
     Schedule VISupplementary Insurance Information........................ S-4

  All other schedules required by Article 7 of Regulation S-X are not required under the related instructions, are inapplicable or are included elsewhere in this filing, and therefore have been omitted.

C. Reports on Form 8-K

  None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda, on March 17, 1999.

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

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Robert A. Mulderig           Chairman and Chief           March 17, 1999
______________________________________  Executive Officer
          Robert A. Mulderig            (Principal Executive
                                        Officer)

      /s/ John Kessock, Jr.            President, Director and      March 17, 1999
______________________________________  Authorized U.S.
          John Kessock, Jr.             Representative

      /s/ Richard G. Turner            Executive Vice President     March 17, 1999
______________________________________  and Director
          Richard G. Turner

      /s/ Glenn R. Partridge           Executive Vice President     March 17, 1999
______________________________________  and Director
          Glenn R. Partridge

        /s/ James C. Kelly             Senior Vice President and    March 17, 1999
______________________________________  Chief Financial Officer
            James C. Kelly              (Principal Financial and
                                        Accounting Officer)

       /s/ Roger E. Dailey             Director                     March 17, 1999
______________________________________
           Roger E. Dailey

        /s/ David J. Doyle             Director                     March 17, 1999
______________________________________
            David J. Doyle

       /s/ Arthur E. Engel             Director                     March 17, 1999
______________________________________
           Arthur E. Engel


              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Allan W. Fulkerson           Director                     March 17, 1999
______________________________________
          Allan W. Fulkerson

   /s/ William F. Galtney, Jr.         Director                     March 17, 1999
______________________________________
       William F. Galtney, Jr.

      /s/ Beverly H. Patrick           Director                     March 17, 1999
______________________________________
          Beverly H. Patrick

     /s/ Jerry S. Rosenbloom           Director                     March 17, 1999
______________________________________
         Jerry S. Rosenbloom

     /s/ Norman L. Rosenthal           Director                     March 17, 1999
______________________________________
         Norman L. Rosenthal

      /s/ Joseph D. Sargent            Director                     March 17, 1999
______________________________________
          Joseph D. Sargent

                                                                     SCHEDULE II

                          MUTUAL RISK MANAGEMENT LTD
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      PARENT COMPANY ONLY BALANCE SHEETS

                                                                                                   December 31,
                                                                                           1998                    1997(1)
ASSETS
Cash and cash equivalents                                                       $       689,260           $   1,023,820
Investments                                                                           8,594,316              22,130,143
Investments in subsidiaries and affiliates                                          423,521,476             347,028,416
Due from subsidiaries and affiliates                                                 34,455,222              23,085,085
Other Assets                                                                          2,371,905               2,611,086
                                                                               -----------------         ---------------
Total Assets                                                                    $   469,632,179           $ 395,878,550
                                                                               =================         ===============

LIABILITIES, REDEEMABLE COMMON SHARES & SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses                                           $           926           $       7,518
Other liabilities                                                                     2,471,885               1,941,610
Debentures                                                                          125,485,201             128,711,279
                                                                               -----------------         ---------------
Total Liabilities                                                                   127,958,012             130,660,407
                                                                               -----------------         ---------------

REDEEMABLE COMMON SHARES
Common Shares subject to redemption - 937,168 Common Shares (par value $0.01 redemption value $1.75; less subscription loans receivable - $383,761, plus
interest received)                                                                            0               1,929,032
                                                                               -----------------         ---------------
SHAREHOLDERS' EQUITY
Common Shares - Authorized 60,000,000 (par value $0.01)
              - Issued 41,146,830 (1997 - 38,820,704)                                   411,468                 388,207
Additional paid-in  capital                                                         114,925,633              89,348,629
Accumulated other comprehensive income                                                3,279,746               4,035,397
Retained earnings                                                                   223,057,320             169,516,878
                                                                               -----------------         ---------------
Total Shareholders' Equity                                                          341,674,167             263,289,111
                                                                               -----------------         ---------------
Total Liabilities, Redeemable Common Shares & Shareholders' Equity              $   469,632,179           $ 395,878,550
                                                                               =================         ===============

(1) Prior period results have been restated to reflect a pooling of interests following the acquisition of CompFirst, Inc. and International Advisory Services Group of Companies.

                See Notes to Consolidated Financial Statements

                          MUTUAL RISK MANAGEMENT LTD
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
       PARENT COMPANY ONLY STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                            Years Ended December 31,
                                                                  1998                 1997(1)              1996(1)
INCOME
Fee income                                                $         --         $         --         $  1,093,993
 Net investment income                                       2,171,384            2,928,791            3,808,090
 Equity in earnings of affiliates                                   --                   --             (101,128)
                                                          ------------         ------------         ------------
 TOTAL INCOME                                                2,171,384            2,928,791            4,800,955
 Operating expenses                                            141,140              140,943            2,104,297
 Amortization of debentures                                  6,605,238            6,500,288            6,172,004
                                                          ------------         ------------         ------------
 NET INCOME BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES       (4,574,994)          (3,712,440)          (3,475,346)
 Dividend from subsidiaries                                         --           11,922,627              135,000
 Undistributed equity in earnings of subsidiaries           68,206,854           40,600,587           41,256,678
                                                          ------------         ------------         ------------
 NET INCOME                                                 63,631,860           48,810,774           37,916,332
 Preferred share dividends                                          --             (104,929)            (166,041)
                                                          ------------         ------------         ------------
 NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                63,631,860           48,705,845           37,750,291

 OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized (losses) gains on investments, net of
reclassification adjustment                                   (755,651)           3,987,716           (1,107,142)
                                                          ------------         ------------         ------------

COMPREHENSIVE INCOME                                      $ 62,876,209         $ 52,693,561         $ 36,643,149
                                                          ============         ============         ============

(1) Prior period results have been restated to reflect a pooling of interests following the acquisition of CompFirst, Inc. and International Advisory Services Group of Companies.


                See Notes to Consolidated Financial Statements

                                                 MUTUAL RISK MANAGEMENT LTD
                                         CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                          PARENT COMPANY ONLY STATEMENTS OF CASH FLOW
                                                                                               Years Ended December 31,
                                                                                             1998                    1997(1)

 NET CASH FLOW FROM OPERATING ACTIVITIES
 Net income before dividend and equity in earnings of subsidiaries                 $   (4,574,994)         $   (3,712,440)
 Items not affecting cash
     Depreciation                                                                               -                       -
     Amortization of debentures                                                         6,605,238               6,500,288
     Amortization of investments                                                       (1,188,773)               (166,292)
     Loss (gain) on disposal of fixed assets                                                    -                       -
     Equity in earnings of affiliates                                                           -                       -
 Net changes in non-cash balances relating to operations
     Other assets                                                                         239,181               5,229,028
     Accounts payable and accrued expenses                                                 (6,592)             (1,348,741)
     Other liabilities                                                                          -                 (85,145)
     Due from subsidiaries and affiliates                                             (11,370,137)            (20,698,928)
                                                                                  ----------------        ----------------
 NET CASH FLOW APPLIED TO OPERATING ACTIVITIES                                        (10,296,077)            (14,282,230)
                                                                                  ----------------        ----------------

 CASH FLOWS FROM INVESTING ACTIVITIES

     Fixed assets purchased                                                                     -                       -
     Proceeds from sale of fixed assets                                                         -               1,265,818
     Cost of investments                                                              (15,942,997)            (18,753,904)
     Proceeds from sale of investments                                                 30,475,717              56,556,009
     Cost of investments in affiliates and subsidiaries                                (3,453,961)            (37,511,234)
     Dividends received from subsidiaries                                                       -              11,922,627
                                                                                  ----------------        ----------------
 NET CASH FROM (APPLIED TO) INVESTING ACTIVITIES                                       11,078,759              13,479,316
                                                                                  ----------------        ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES

     Net proceeds from shares issued                                                    8,055,217               7,297,184
     Redemption of preferred shares                                                             -              (2,951,835)
     Subscription loans receivable                                                        383,761                 383,761
     Loan interest received                                                                 4,922                  34,727
     Dividends paid                                                                    (9,561,142)             (7,187,338)

                                                                                  ----------------        ----------------

 NET CASH FLOWS (APPLIED TO) FROM FINANCING ACTIVITIES                                 (1,117,242)             (2,423,501)
                                                                                  ----------------        ----------------

 Net (decrease) increase in cash and cash equivalents                                    (334,560)             (3,226,415)

 Cash and cash equivalents at beginning of year                                         1,023,820               4,250,235
                                                                                  ----------------        ----------------

 Cash and cash equivalents at end of year                                          $      689,260          $    1,023,820
                                                                                  ================        ================

(1) Prior period results have been restated to reflect a pooling of interests following the acquisition of CompFirst, Inc. and International Advisory Services Group of Companies.



                                                                                         1996(1)
 NET CASH FLOW FROM OPERATING ACTIVITIES

 Net income before dividend and equity in earnings of subsidiaries                 $  (3,475,346)
 Items not affecting cash
     Depreciation                                                                        649,409
     Amortization of debentures                                                        6,172,004
     Amortization of investments                                                         (13,588)
     Loss (gain) on disposal of fixed assets                                               2,893
     Equity in earnings of affiliates                                                    101,128
 Net changes in non-cash balances relating to operations
     Other assets                                                                     (3,860,219)
     Accounts payable and accrued expenses                                                25,378
     Other liabilities                                                                    (4,686)
     Due from subsidiaries and affiliates                                               (854,620)

                                                                                  ---------------
 NET CASH FLOW FROM (APPLIED TO) OPERATING ACTIVITIES                                 (1,257,647)
                                                                                  ---------------

 CASH FLOWS FROM (APPLIED TO) INVESTING ACTIVITIES

     Fixed assets purchased                                                             (991,336)
     Proceeds from sale of fixed assets                                                   15,587
     Cost of investments                                                              (1,520,088)
     Proceeds from sale of investments                                                20,197,989
     Cost of investments in affiliates and subsidiaries                              (18,928,487)
     Dividends received from subsidiaries                                                135,000
                                                                                  ---------------

 NET CASH FROM (APPLIED TO) INVESTING ACTIVITIES                                      (1,091,335)
                                                                                  ---------------

 CASH FLOWS FROM (APPLIED TO) FROM FINANCING ACTIVITIES

     Net proceeds from shares issued                                                   9,047,295
     Redemption of preferred shares                                                            -
     Subscription loans receivable                                                       383,761
     Loan interest received                                                               52,394
     Dividends paid                                                                   (6,060,488)

                                                                                  ---------------

 NET CASH FLOWS FROM (APPLIED TO) FROM FINANCING ACTIVITIES                            3,422,962
                                                                                  ---------------

 Net (decrease) increase in cash and cash equivalents                                  1,073,980

 Cash and cash equivalents at beginning of year                                        3,176,255
                                                                                  ---------------

 Cash and cash equivalents at end of year                                          $   4,250,235
                                                                                  ===============



                See Notes to Consolidated Financial Statements

                                                                     SCHEDULE VI

                          MUTUAL RISK MANAGEMENT LTD.

                      SUPPLEMENTARY INSURANCE INFORMATION

                          (U.S. DOLLARS IN THOUSANDS)


                                             Gross
                            Deferred      Reserve for        Gross
                             Policy      Unpaid Claims     Discount,         Gross          Net         Net
Year Ended December 31,    Acquisition        and           if any,        Unearned        Earned    Investment
   Property-Casualty          Costs     Claims Expenses   Deducted (1)     Premiums       Premiums     Income
-----------------------------------------------------------------------------------------------------------------
         1998                17,948        1,190,426        36,213          241,893        101,913     16,357

         1997(2)             19,204          716,461        28,083          188,389         84,200     16,879

         1996(2)              9,731          419,737        23,338           93,741         56,413     13,253


                                Net Claim and Claims                                         Net
                                 Expenses Incurred                        Amortization       Paid
                                   Related to (1)                         of Deferred       Claims
                              -----------------------   --------            Policy           and           Net       Other
Year Ended December 31,               Current            Prior            Acquisition       Claims      Premiums   Operating
  Property-Casualty                    Year               Year               Costs         Expenses      Written    Expenses
-----------------------       -----------------------   --------          ------------     --------     ---------  ----------
          1998                       74,476               3,782              26,061          53,158       104,948      30,164

          1997(2)                    50,301                (444)             35,816          33,512        96,170      19,559

          1996(2)                    35,456              (3,021)             24,185          22,027        55,048      15,810





(1) Medical malpractice reserves have been discounted at 6% in 1998, 1997 and 1996. Workers' compensation reserves have been discounted at 4% in 1998, 1997 and 1996.
(2) Prior periods have been restated to reflect a pooling of interests following the acquisition of the International Advisory Services Group of Companies.

--------------------------------------------------------------------------------
Consolidated balance sheets
--------------------------------------------------------------------------------

At December 31, (In thousands)                                                 1998             1997(1)
----------------------------------------------------------------------------------------------------

ASSETS
        Cash and cash equivalents                                            $  114,800   $   81,700
        --------------------------------------------------------------------------------------------
        Investments - Held in available for sale account at fair value
        (Amortized cost $455,648; 1997 - $389,292)                              460,624      395,143
        --------------------------------------------------------------------------------------------
        Total marketable investments                                            575,424      476,843
        --------------------------------------------------------------------------------------------
        Other investments                                                        20,485       10,188
        --------------------------------------------------------------------------------------------
        Investment income due and accrued                                         5,252        3,800
        --------------------------------------------------------------------------------------------
        Accounts receivable                                                     327,066      166,063
        --------------------------------------------------------------------------------------------
        Reinsurance receivables                                               1,079,563      630,697
        --------------------------------------------------------------------------------------------
        Deferred expenses                                                        27,215       29,992
        --------------------------------------------------------------------------------------------
        Prepaid reinsurance premiums                                            206,487      156,018
        --------------------------------------------------------------------------------------------
        Fixed assets                                                             17,966       14,060
        --------------------------------------------------------------------------------------------
        Deferred tax benefit                                                      1,533        4,607
        --------------------------------------------------------------------------------------------
        Goodwill                                                                 52,901       32,985
        --------------------------------------------------------------------------------------------
        Other assets                                                              5,326        7,534
        --------------------------------------------------------------------------------------------
        Assets held in separate accounts                                        722,263      649,228
        --------------------------------------------------------------------------------------------
        Total Assets                                                         $3,041,481   $2,182,015
        ============================================================================================


LIABILITIES, REDEEMABLE COMMON SHARES & SHAREHOLDERS' EQUITY
LIABILITIES
        Reserve for losses and loss expenses                                 $1,190,426   $  716,461
        --------------------------------------------------------------------------------------------
        Reserve for unearned premiums                                           241,893      188,389
        --------------------------------------------------------------------------------------------
        Pension fund reserves                                                    79,753            -
        --------------------------------------------------------------------------------------------
        Claims deposit liabilities                                               37,448       42,445
        --------------------------------------------------------------------------------------------
        Accounts payable                                                        242,409      140,343
        --------------------------------------------------------------------------------------------
        Accrued expenses                                                         10,536        8,056
        --------------------------------------------------------------------------------------------
        Taxes payable                                                            14,884       14,995
         --------------------------------------------------------------------------------------------
        Loans payable                                                             1,845          466
        --------------------------------------------------------------------------------------------
        Prepaid fees                                                             20,026       19,536
        --------------------------------------------------------------------------------------------
        Debentures                                                              125,485      128,711
        --------------------------------------------------------------------------------------------
        Other liabilities                                                        12,839        8,167
        --------------------------------------------------------------------------------------------
        Liabilities related to separate accounts                                722,263      649,228
        --------------------------------------------------------------------------------------------
        Total Liabilities                                                     2,699,807    1,916,797
        ============================================================================================


REDEEMABLE COMMON SHARES
        Common Shares subject to redemption - 937,168 Common Shares
        (par value $0.01, redemption value $1.75 less subscription
        loans receivable - $384 plus interest received)                               -        1,929
        --------------------------------------------------------------------------------------------


SHAREHOLDERS' EQUITY
        Common Shares - Authorized 60,000,000 (par value $0.01)
        Issued 41,146,830 (1997 - 38,820,704)                                       411          388
        --------------------------------------------------------------------------------------------
        Additional paid-in capital                                              114,926       89,349
        --------------------------------------------------------------------------------------------
        Accumulated other comprehensive income                                    3,280        4,035
        --------------------------------------------------------------------------------------------
        Retained earnings                                                       223,057      169,517
        --------------------------------------------------------------------------------------------
        Total Shareholders' Equity                                              341,674      263,289
        --------------------------------------------------------------------------------------------
        Total Liabilities, Redeemable Common Shares & Shareholders' Equity   $3,041,481   $2,182,015
        ============================================================================================

       (1) Prior periods have been restated to reflect a pooling of interests following the acquisition of CompFirst, Inc. and International Advisory Services Group of Companies.

See accompanying notes to consolidated financial statements

--------------------------------------------------------------------------------
Consolidated statements of income and comprehensive income
--------------------------------------------------------------------------------


Year ended December 31, (In thousands except per share data)            1998            1997(2)         1996(2)
------------------------------------------------------------------------------------------------------------
Revenues
        Fee income                                              $    148,988    $    114,670    $     88,412
        ----------------------------------------------------------------------------------------------------
        Premiums earned                                              101,913          84,200          56,413
        ----------------------------------------------------------------------------------------------------
        Net investment income                                         29,467          26,507          22,612
        ----------------------------------------------------------------------------------------------------
        Realized capital losses                                       (1,003)         (1,608)         (1,983)
        ----------------------------------------------------------------------------------------------------
        Other income                                                      31              57             119
        ----------------------------------------------------------------------------------------------------
        Total Revenues                                               279,396         223,826         165,573
        ----------------------------------------------------------------------------------------------------

EXPENSES
        Losses and loss expenses incurred                             78,258          49,857          32,435
        ----------------------------------------------------------------------------------------------------
        Acquisition costs                                             26,061          35,816          24,185
        ----------------------------------------------------------------------------------------------------
        Operating expenses                                            94,253          71,014          55,765
        ----------------------------------------------------------------------------------------------------
        Interest expense                                               6,660           6,552           6,258
        ----------------------------------------------------------------------------------------------------
        Other expenses                                                 2,119           1,169             621
        ----------------------------------------------------------------------------------------------------
        Total Expenses                                               207,351         164,408         119,264
        ----------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES and minority interest                      72,045          59,418          46,309
        ----------------------------------------------------------------------------------------------------
        Income taxes                                                   8,506          10,607           8,137
        ----------------------------------------------------------------------------------------------------

INCOME before minority interest                                       63,539          48,811          38,172
        ----------------------------------------------------------------------------------------------------
        Minority interest                                                 93               -            (256)
        ----------------------------------------------------------------------------------------------------

NET INCOME                                                            63,632          48,811          37,916
        ----------------------------------------------------------------------------------------------------
        Preferred share dividends                                          -            (105)           (166)
        ----------------------------------------------------------------------------------------------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                           63,632          48,706          37,750


OTHER COMPREHENSIVE INCOME, NET OF TAX
        Unrealized (losses) gains on investments,
        net of reclassification adjustment                              (755)          3,987          (1,107)
        ----------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                                            $     62,877    $     52,693    $     36,643
        ----------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE(1)
        Net income available to Common Shareholders:
        Basic                                                   $       1.58    $       1.27    $       1.01
        ----------------------------------------------------------------------------------------------------
        Diluted                                                 $       1.43    $       1.16    $        .95
        ----------------------------------------------------------------------------------------------------

        Dividends per Common Share                              $        .21    $        .19    $        .16
        ----------------------------------------------------------------------------------------------------

        Weighted average number of Common Shares
        outstanding - Basic                                       40,216,390      38,320,356      37,310,691
        ----------------------------------------------------------------------------------------------------
        Weighted average number of Common Shares
        outstanding - Diluted                                     49,174,381      47,726,486      46,221,887
        ----------------------------------------------------------------------------------------------------


        (1) Prior periods per share calculations have been restated to reflect the four-for-three stock split to holders of record at May 31, 1996, and the two-for-one stock split to holders of record at September 26, 1997.

        (2) Prior period results have been restated to reflect a pooling of interests following the acquisition of CompFirst, Inc. and International Advisory Services Group of Companies.

                     See accompanying notes to consolidated financial statements

Consolidated statements of changes in shareholders' equity

                                                                                     Series B
                                                                                    Preferred        Common     Dividend
                                                         Change in                      Share         Share           of
                                  Opening      Shares   Unrealized           Net    Dividends     Dividends     Acquired     Closing
(In thousands)                    Balance      Issued   Gain (Loss)(5)    Income     Declared(1)   Declared(2)   Company(7)  Balance

------------------------------------------------------------------------------------------------------------------------------------


Year Ended
December 31, 1998
Common Shares                        $388         $23       $    -        $    -        $    -        $     -       $    -      $411
------------------------------------------------------------------------------------------------------------------------------------
Additional paid-in capital         89,349      25,577            -             -             -              -            -   114,926
------------------------------------------------------------------------------------------------------------------------------------
Accumulated other
comprehensive income                4,035           -        (755)             -             -              -            -     3,280
------------------------------------------------------------------------------------------------------------------------------------
Retained earnings                 169,517           -            -        63,632             -        (8,828)      (1,264)   223,057
------------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity
at December 31, 1998             $263,289     $25,600       $(755)       $63,632            $-       $(8,828)     $(1,264)  $341,674
====================================================================================================================================



Year Ended
December 31, 1997(4)(6)
Common Shares                        $381          $7           $-            $-            $-             $-           $-      $388
------------------------------------------------------------------------------------------------------------------------------------
Additional paid-in capital         82,059       7,290            -             -             -              -            -    89,349
------------------------------------------------------------------------------------------------------------------------------------
Accumulated other
comprehensive income                   48           -        3,987             -             -              -            -     4,035
------------------------------------------------------------------------------------------------------------------------------------
Retained earnings                 129,036           -            -        48,811         (105)        (7,311)        (914)   169,517
------------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity
at December 31, 1997             $211,524      $7,297       $3,987       $48,811        $(105)       $(7,311)       $(914)  $263,289
====================================================================================================================================



Year Ended
December 31,1996(3)(4)(6)(8)
Common Shares                        $366         $15           $-            $-            $-             $-           $-      $381
------------------------------------------------------------------------------------------------------------------------------------
Additional paid-in capital         67,465      14,594            -             -             -              -            -    82,059
------------------------------------------------------------------------------------------------------------------------------------
Accumulated other
comprehensive income                1,155           -      (1,107)             -             -              -            -        48
------------------------------------------------------------------------------------------------------------------------------------
Retained earnings                  99,976           -            -        37,916         (166)        (8,046)        (644)   129,036
------------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity
at December 31, 1996             $168,962     $14,609     $(1,107)       $37,916        $(166)       $(8,046)       $(644)  $211,524
====================================================================================================================================



(1)     Dividend per share amounts were $.04 for 1997 and $.06 for 1996.
(2) Dividend per share amounts were $.21, $.19 and $.16 for 1998, 1997 and 1996 respectively (prior periods restated for stock splits).
(3) Effective May 31, 1996 the Company effected a four-for-three stock split recorded in the form of a stock dividend. 4,438,974 Common Shares were issued in respect of this split. Prior periods have been restated.
(4) Effective September 26, 1997 the Company effected a two-for-one stock split recorded in the form of a stock dividend. 18,741,121 Common Shares were issued in respect of this split. Prior periods have been restated.
(5)     Net of reclassification adjustment, net of tax (See note 7)
(6) Prior periods have been restated to reflect a pooling of interests following the acquisition of CompFirst, Inc. and International Advisory Services Group of Companies.
(7) Prior to the merger, International Advisory Services paid cash dividends of $1.51, $1.09 and $.77 in 1998, 1997 and 1996 respectively based on the equivalent number of Common Shares that would have been outstanding on the dividend dates after giving effect to the pooling of interests in 1998.
(8)     See note 17



See accompanying notes to consolidated financial statements

--------------------------------------------------------------------------------
Consolidated statements of cash flows
--------------------------------------------------------------------------------


Year ended December 31, (In thousands)                                      1998        1997(1)     1996(1)
--------------------------------------------------------------------------------------------------------
NET CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                           $  63,632    $  48,811    $  37,916
--------------------------------------------------------------------------------------------------------
Items not affecting cash
        Depreciation                                                     5,925        4,279        2,993
        ------------------------------------------------------------------------------------------------
        Amortization of investments                                     (1,907)      (1,609)      (1,693)
        ------------------------------------------------------------------------------------------------
        Net loss on sale of investments                                  1,498        1,619        1,862
        ------------------------------------------------------------------------------------------------
        Other investment (gains) losses                                   (599)         -             97
        ------------------------------------------------------------------------------------------------
        Amortization of convertible debentures                           6,605        6,500        6,172
        ------------------------------------------------------------------------------------------------
        Deferred tax benefit                                             3,194       (2,789)       2,772
        ------------------------------------------------------------------------------------------------
        Other items                                                      1,570        1,002          449
        ------------------------------------------------------------------------------------------------
Net changes in non-cash balances relating to operations :

        Accounts receivable                                           (161,003)     (36,989)     (42,245)
        ------------------------------------------------------------------------------------------------
        Reinsurance receivables                                       (448,866)    (280,379)     (93,639)
        ------------------------------------------------------------------------------------------------
        Investment income due and accrued                               (1,452)       1,191         (477)
        ------------------------------------------------------------------------------------------------
        Deferred expenses                                                2,777       (9,380)       1,753
        ------------------------------------------------------------------------------------------------
        Prepaid reinsurance premiums                                   (50,469)     (82,430)     (34,367)
        ------------------------------------------------------------------------------------------------
        Other assets                                                     2,208       (1,632)      (3,428)
        ------------------------------------------------------------------------------------------------
        Reserve for losses and loss expenses                           473,965      296,724      104,048
        ------------------------------------------------------------------------------------------------
        Prepaid fees                                                       490        6,161          186
        ------------------------------------------------------------------------------------------------
        Reserve for unearned premium                                    53,504       94,648       33,966
        ------------------------------------------------------------------------------------------------
        Accounts payable                                               102,066        1,281       41,899
        ------------------------------------------------------------------------------------------------
        Taxes payable                                                     (111)       5,737        4,446
        ------------------------------------------------------------------------------------------------
        Accrued expenses                                                 2,480        2,038          789
        ------------------------------------------------------------------------------------------------
        Other liabilities                                                4,141          516           11
--------------------------------------------------------------------------------------------------------
NET CASH FLOW FROM OPERATING ACTIVITIES                                 59,648       55,299       63,510
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from sale of investments - Available for sale         145,745      209,745      119,662
        ------------------------------------------------------------------------------------------------
        Proceeds from maturity of investments - Available for sale      57,175       44,685       40,158
        ------------------------------------------------------------------------------------------------
        Fixed assets purchased                                          (9,838)      (8,413)      (7,092)
        ------------------------------------------------------------------------------------------------
        Investments purchased - Available for sale                    (268,867)    (243,861)    (209,319)
        ------------------------------------------------------------------------------------------------
        Acquisitions and other investments                             (28,719)     (25,792)      (5,490)
        ------------------------------------------------------------------------------------------------
        Proceeds from sale of other investments                          2,929          -            -
        ------------------------------------------------------------------------------------------------
        Swap expense                                                       -            -         (3,247)
        ------------------------------------------------------------------------------------------------
        Other items                                                          9           21          100
--------------------------------------------------------------------------------------------------------
NET CASH APPLIED TO INVESTING ACTIVITIES                              (101,566)     (23,615)     (65,228)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Loan repaid                                                        -            -           (574)
        ------------------------------------------------------------------------------------------------
        Loan received                                                    1,379          -            294
        ------------------------------------------------------------------------------------------------
        Loan repayment & interest received                                 389          418          436
        ------------------------------------------------------------------------------------------------
        Redemption of preferred shares                                     -         (2,952)         -
        ------------------------------------------------------------------------------------------------
        Proceeds from shares issued                                      8,055        7,298        9,047
        ------------------------------------------------------------------------------------------------
        Claims deposit liabilities                                      (4,997)      (3,244)     (26,100)
        ------------------------------------------------------------------------------------------------
        Pension fund reserves                                           79,753          -            -
        ------------------------------------------------------------------------------------------------
        Dividends paid                                                  (9,561)      (8,101)      (7,350)
--------------------------------------------------------------------------------------------------------
NET CASH FLOW FROM (APPLIED TO)
FINANCING ACTIVITIES                                                    75,018       (6,581)     (24,247)
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    33,100       25,103      (25,965)
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                          81,700       56,597       82,562
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                             $ 114,800    $  81,700    $  56,597
--------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
Interest paid                                                        $      55    $      52    $      86
--------------------------------------------------------------------------------------------------------
Income taxes paid, net                                               $   9,486    $  11,848    $   4,902
--------------------------------------------------------------------------------------------------------

(1) Prior periods have been restated to reflect a pooling of interests following the acquisition of CompFirst, Inc. and International Advisory Services Group of Companies.

                     See accompanying notes to consolidated financial statements

--------------------------------------------------------------------------------
Notes to consolidated statements - December 31, 1998
--------------------------------------------------------------------------------

1.   GENERAL

     Mutual Risk Management Ltd. (the "Company") was incorporated under the laws of Bermuda in 1977. The Company is a holding company engaged, through its subsidiaries, in providing risk management and financial services in the United States, Bermuda, Barbados, the Cayman Islands and Europe. The "IPC Companies" offer the IPC Program, an alternative risk facility for insureds. The Company also provides administrative, accounting and reinsurance services for unaffiliated captive insurers. Legion Insurance Company, a Pennsylvania insurance company, Legion Indemnity Company, an Illinois excess and surplus lines insurance company and Villanova Insurance Company, a Massachusetts insurance company (together "Legion" or the "Legion Companies") act as policy-issuing companies on many of the IPC Programs reinsuring a portion of the liability and premium to one of the IPC Companies. MRM Financial Services Ltd provides financial services to offshore mutual funds and other companies. Other subsidiaries provide specialty brokerage, proprietary loss control services and underwriting management.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles prevailing in the United States ("GAAP") and are presented in United States Dollars.

A.   Consolidation

     (i) General

     The Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation. Prior period results have been restated to reflect a pooling of interests following the acquisition of CompFirst Inc. and International Advisory Services Group of Companies ("IAS") (See note 17). All of the voting common shares of the IPC companies are owned by wholly owned subsidiaries of the Company. All of the earnings, assets and liabilities of the IPC companies attributable to the common shareholders are consolidated on a line by line basis. All of the non-voting preferred shares of the IPC companies are owned by program holders (see note 2A(ii)). Management is required to make estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.

     (ii) Assets Held in and Liabilities Related to Separate Accounts

     A substantial majority of the assets and liabilities of the IPC Companies represents assets under management and related liabilities of the IPC Programs. The program holders, through their ownership of preferred shares in the IPC Companies enter into a Preferred Shareholder Agreement. The preferred shares are redeemable after five years. The Preferred Shareholder Agreements provide for the payment of dividends to the preferred shareholders based on Premiums earned, investment income, expenses paid and losses and loss expenses incurred in each separate account. The final dividend on a program is determined when all incurred losses in all underwriting years of a program are ultimately paid, the preferred shareholder may not terminate its indemnity obligation under the Preferred Shareholder Agreement before this time. Under the Preferred Shareholder Agreement the program holder assumes investment and underwriting risk and the IPC Company receives an administrative fee for managing the program. Accordingly, the Company treats the Premium written in connection with these programs, whether written directly or assumed as reinsurance, as Premiums ceded to the separate accounts of the IPC Companies and does not include such amounts in the Company's Premiums earned on the Consolidated Statements of Income and Comprehensive Income. This Premium ceded amounted to $251.4 million in 1998 (1997 - $277.4 million; 1996 - $195.2 million) of which over 80% in each year relates to workers' compensation risks. The assets and liabilities of the IPC Companies relating to the preferred shareholders interest are shown separately on the Consolidated Balance Sheets as "Assets held in and Liabilities related to separate accounts". Included in these assets are cash and marketable investments of $381.8 million at December 31, 1998 (1997 - $390.7 million) and other assets of $243.5 million (1997 - $212.5 million).

B.   Investments

     Investments are comprised of bonds, redeemable preferred shares and mutual funds. All Investments are classified as available for sale in accordance with SFAS 115 and are reported at fair market value with unrealized gains and losses, net of tax, included in Accumulated other comprehensive income in Shareholders' Equity.

     Realized gains and losses on the sale of Investments are recognized in Net income using the specific identification basis for Bonds and the average cost method for Mutual Funds. Investments which incur a decline in value, which is other than temporary, are written down to fair value as a new cost basis with the amount of the write down included in Net income. Investment income is accrued as earned and includes amortization of premium and discount relative to bonds acquired at amounts other than their par value.

C.   Revenue Recognition

     (i) Policy issuing fees earned are recorded as the premium is written and earned over the applicable policy period. The unearned portion is included in Prepaid fees on the Consolidated Balance Sheets.

     (ii) Underwriting fees of the IPC Companies are earned over the applicable policy period. The unearned portion of such fees is included in Prepaid fees on the Consolidated Balance Sheets.

     (iii) Investment fees earned by the IPC Companies are accrued on a daily basis.

     (iv) Commissions and brokerage fees are recorded and earned when the business is placed with the reinsurance carrier, at which time substantially all of the services have been performed.

     (v) Premiums written and assumed are recorded on an accrual basis. Premiums earned are calculated on a pro-rata basis over the terms of the applicable underlying insurance policies with the unearned portion deferred on the Consolidated Balance Sheets as Reserve for unearned premiums. Reinsurance premiums ceded are similarly pro-rated with the prepaid portion recorded as an asset in the Consolidated Balance Sheets. Premiums written which are related to the separate accounts of the IPC Companies are included in Premiums ceded (see Note 2A(ii)).

     (vi) Net investment income is included after deducting various items as detailed in Note 5C.

     (vii) Realized capital (losses) gains include gains and losses on the sale of investments available for sale, other investments and fixed assets (see
     Note 5B(ii)).

D.   Losses and Loss Expenses Incurred

     Losses and related loss adjustment expenses are charged to income as they are incurred and are net of losses recovered and recoverable of $657.8 million in 1998 (1997 - $521.9 million; 1996 - $203.9 million). Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Included in loss reserves are gross loss reserves of $121.0 million and $95.0 million at December 31, 1998 and 1997 which have been discounted by $36.2 million and $28.1 million respectively, assuming interest rates of approximately 6% for medical malpractice reserves and 4% for specific and aggregate workers' compensation reserves. These reserves are also discounted for regulatory filings. After reinsurance, the net effect of this discounting was to increase Net income by $.9 million, $.1 million and $.2 million in 1998, 1997 and 1996 respectively. Discounting also reduced net loss reserves by $4.7 million and $3.7 million at December 31, 1998 and 1997 respectively.

     Reserves are established for losses and loss adjustment expenses relating to claims which have been reported on the basis of evaluations of independent claims adjusters under the supervision of the Company's claims staff. In addition, reserves are established, in consultation with the Company's independent actuaries, for losses which have occurred but have not yet been reported to the Company and for adverse development of reserves on reported losses. Reinsurance receivables are shown separately on the Consolidated Balance Sheets. Management believes that the resulting estimate of the liability for losses and loss adjustment expenses at December 31, 1998 and 1997 is adequate to cover the ultimate net cost of losses and loss expenses incurred, however, such liability is necessarily an estimate and no representation can be made that the ultimate liability will not exceed such estimate.

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

G.   Depreciation and Amortization

     Depreciation of furniture and equipment is provided on a straight-line basis over their estimated useful lives ranging from 2 to 10 years. Amortization of leasehold improvements is computed on a straight-line basis over the terms of the leases. Accumulated depreciation at December 31, 1998 amounted to $20.5 million (1997 - $12.4 million). Goodwill related to the acquisition of subsidiaries is amortized on a straight-line basis over 25 to 40 years, is evaluated periodically for any impairment in value and is included in Other expenses on the Consolidated Statements of Income and Comprehensive Income. Accumulated amortization at December 31, 1998 amounted to $4.9 million (1997 - $2.9 million).

--------------------------------------------------------------------------------
Notes to consolidated statements - December 31, 1998
--------------------------------------------------------------------------------

H.   Deferred Expenses

     Deferred expenses which consist primarily of policy acquisition costs are deferred and charged to income on a pro-rata basis over the periods of the related policies.

I.   Earnings per Common Share

     Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock options (see Note 13). Earnings per share, for 1997 and 1996, have been restated to reflect the four-for-three stock split effective May 31, 1996 and the two-for-one stock split effective September 26, 1997 (see Note 11). All earnings per share have been restated to reflect the pooling of interests following the acquisition of CompFirst, Inc. and International Advisory Services Group of Companies.

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

L.   Stock-Based Compensation

     The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and accordingly, does not recognize compensation cost as all options are issued with an exercise price equal to the market price of the stock on the date of issue. Note 12 contains a summary of the pro-forma effects to reported Net income and earnings per share for 1998, 1997 and 1996 had the Company elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123.

M.   Pension Fund Reserves

     Pension fund reserves represent receipts from the issuance of pension investment contracts. Such receipts are considered deposits on investment contracts that do not have mortality or morbidity risk. Account balances in the accumulation phase are increased by deposits received and interest credited and are reduced by withdrawals and administrative charges. Calculations of contract holder account balances for investment contracts reflect interest crediting rates ranging from 3.05% to 7.25% at December 31, 1998, based on contract provisions, the Company's experience and industry standards. At December 31, 1998, the amount of pension fund reserves related to products in the accumulation phase was $74.6 million.

     Upon retirement, individuals can convert their accumulated pension fund account balances into a benefit stream by purchasing a payout annuity from the Company. Single premium life reserves are established for the payout annuities in amounts adequate to meet the estimated future obligations of the policies in force. The calculation of these reserves involves the use of estimates concerning such factors as mortality rates, interest rates averaging 6.85% at December 31, 1998, and future expense levels applicable to the individual policies. Mortality assumptions are based on various actuarial tables. These assumptions consider Company experience and industry standards. To recognize the uncertainty in the reserve calculation, the reserves include reasonable provisions for adverse deviations from those estimates. At December 31, 1998, the amount of pension fund reserves related to payout annuities was $5.2 million.

--------------------------------------------------------------------------------
Notes to consolidated statements - December 31, 1998
--------------------------------------------------------------------------------

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

B. At December 31, 1998, Losses recoverable and Prepaid reinsurance of $1,286.1 million (1997 - $786.7 million) had been ceded to reinsurers other than the IPC Companies. $1,122.4 million of this amount (1997 - $761.6 million) has been ceded to reinsurers licensed in the United States which are not required to provide letters of credit or other collateral to secure their obligations. One such U.S. reinsurer accounted for $191.0 million (1997 - $144.6 million). The remaining $163.7 million of reinsurance ceded (1997 - $25.1 million) was ceded to reinsurers not licensed in the United States, including $12.4 million ceded to companies managed by the Company (1997 - $10.9 million). These non-U.S. reinsurers have provided collateral security to the Company in the form of letters of credit and cash at December 31, 1998 of $42.2 million (1997 - $31.3 million). Letters of credit held by the Company are issued by and/or confirmed by member banks of the U.S. Federal Reserve. The Company regularly reviews the credit exposure which it has to each bank, together with that bank's financial position and requires replacement of the collateral security in cases where the exposure to the bank exceeds acceptable levels. The Company's largest exposure to an individual bank amounted to $7.5 million at December 31, 1998 (1997 - $10.3 million). The IPC Companies have a $320 million (1997 - $290 million) Letter of Credit facility pursuant to which letters of credit are issued on their behalf to the Legion Companies and certain other US insurance companies. This facility is fully collateralized by incoming letters of credit and funds on deposit. The facility is guaranteed by the Company. At December 31, 1998 a reserve for uncollectible reinsurance of $.3 million was outstanding.

C. The Company's Reserve for unearned premiums and Reserve for losses and loss expenses exclude reserves related to Premiums ceded to the IPC Companies, where the program holders assume the underwriting risk relating to such premium (see Note 2A(ii)). These reserves are included in Liabilities related to separate accounts and amounted to $450.3 million at December 31, 1998 (1997 - $468.3 million). Clients of the Company's IPC Program generally agree, as part of a Shareholder Agreement, to indemnify the Company against certain underwriting losses on the IPC Program. Clients generally provide letters of credit or cash deposits as collateral for this indemnification, either in the full amount of the potential net loss or to the level of expected losses as projected by the Company. These contractual indemnifications from clients, whether fully or partially secured, amounted to approximately $90.6 million at December 31, 1998 (1997 - $102.2 million) of which $36.3 million (1997 - $38.1 million) is uncollateralized. The uncollateralized amounts will vary based on the underwriting results of the IPC Programs. Management reviews its collateral security position at the inception and renewal of each IPC Program in order to minimize the risk of loss. In order for the Company to sustain a loss on the portion of such indemnity agreement secured by a letter of credit, the Company would have to be unable to collect from both the client and the bank issuing the letter of credit. The Company has a credit exposure in the event that losses exceed their expected level and the client is unable or unwilling to honor its indemnity to the Company or fails to pay the premium due. For these reasons the Company has established provisions for losses on certain of these programs. These provisions, which totalled $6.5 million at December 31, 1998 (1997 - $5.6 million), reduced the level of Risk management fees by $.9 million, $1.1 million and $.5 million for the years ending December 31, 1998, 1997 and 1996 respectively.

D.   Premiums earned are the result of the following:

     Year ended December 31,                         1998                      1997                       1996
                                                   Premiums                  Premiums                   Premiums
        (In thousands)                     Written         Earned     Written         Earned      Written         Earned
-------------------------------------------------------------------------------------------------------------------------
        Direct                            $790,776       $753,463    $642,511        $542,907     $392,659       $349,223
-------------------------------------------------------------------------------------------------------------------------
        Assumed                             59,657         48,291      12,917          15,492       13,232         15,514
-------------------------------------------------------------------------------------------------------------------------
        Ceded to IPC Companies(1)         (251,443)      (248,335)   (277,448)       (195,665)    (195,244)      (183,679)
-------------------------------------------------------------------------------------------------------------------------
        Ceded to third parties            (494,042)      (451,506)   (281,810)       (278,534)    (155,599)      (124,645)
-------------------------------------------------------------------------------------------------------------------------
        Net Premiums                      $104,948       $101,913     $96,170         $84,200      $55,048        $56,413
-------------------------------------------------------------------------------------------------------------------------

        (1)     See Note 2A(ii)

--------------------------------------------------------------------------------
Notes to consolidated statements - December 31, 1998
--------------------------------------------------------------------------------

4.   RESERVE FOR LOSSES AND LOSS EXPENSES

     The following table sets forth a reconciliation of beginning and ending reserves for losses and loss expenses.

     Year ended December 31, (In thousands)                  1998           1997            1996
     -------------------------------------------------------------------------------------------
     Gross reserves for losses and loss adjustment
     expenses, beginning of year                         $716,461       $419,737        $315,689
     -------------------------------------------------------------------------------------------
     Recoverable from reinsurers                          630,697        350,318         256,678
     -------------------------------------------------------------------------------------------
     Net reserves for losses and loss adjustment
     expenses, beginning of year                           85,764         69,419          59,011
     -------------------------------------------------------------------------------------------
     Provision for losses and loss adjustment
     expenses for claims occurring in:
     Current year                                          74,476         50,301          35,456
     -------------------------------------------------------------------------------------------
     Prior years                                            3,782           (444)         (3,021)
     -------------------------------------------------------------------------------------------
     Total losses and loss adjustment expenses incurred    78,258         49,857          32,435
     -------------------------------------------------------------------------------------------
     Payments for losses and loss adjustment expenses
     for claims occurring in:
     Current year                                         (15,039)       (10,850)       (11,072)
     -------------------------------------------------------------------------------------------
     Prior years                                          (38,119)       (22,662)       (10,955)
     -------------------------------------------------------------------------------------------
     Total payments                                       (53,158)       (33,512)       (22,027)
     -------------------------------------------------------------------------------------------
     Net reserves for losses and loss
     adjustment expenses, end of year                     110,864         85,764          69,419
     -------------------------------------------------------------------------------------------
     Recoverable from reinsurers                        1,079,562        630,697         350,318
     -------------------------------------------------------------------------------------------
     Gross reserves for losses and
     loss adjustment expenses, end of year             $1,190,426       $716,461        $419,737
     ===========================================================================================

5.   INVESTMENTS

A. Cash and cash equivalents include amounts invested in commercial paper and discount notes at December 31, 1998 of $29.1 million (1997 - $23.4 million). Substantially all of the remaining amount is invested in money market or interest-bearing bank accounts.

B. (i) All Investments are held as available for sale. The amortized cost and fair market value are as follows:

                                                     Amortized     Unrealized     Unrealized    Fair Market
     At December 31, 1998 (In thousands)                  Cost           Gain           Loss          Value
     ------------------------------------------------------------------------------------------------------
     U.S. Treasury Securities and Obligations of
     U.S. Government Corporations and Agencies        $189,236         $4,499            $10       $193,725
     ------------------------------------------------------------------------------------------------------
     Corporate debt securities                         155,613          2,519          1,457        156,675
     ------------------------------------------------------------------------------------------------------
     Total Bonds                                       344,849          7,018          1,467        350,400
     ------------------------------------------------------------------------------------------------------
     Redeemable Preferred Shares                         2,108             46              6          2,148
     ------------------------------------------------------------------------------------------------------
                                                       346,957          7,064          1,473        352,548
     ------------------------------------------------------------------------------------------------------
     Mutual Funds(1)                                   108,691            444          1,059        108,076
     ------------------------------------------------------------------------------------------------------
     Total Investments                                $455,648         $7,508         $2,532       $460,624
     ======================================================================================================

     At December 31, 1997 (In thousands)
     ------------------------------------------------------------------------------------------------------
     U.S. Treasury Securities and Obligations of
     U.S. Government Corporations and Agencies        $201,204         $3,501           $341       $204,364
     ------------------------------------------------------------------------------------------------------
     Corporate debt securities                          98,694          2,041             12        100,723
     ------------------------------------------------------------------------------------------------------
     Total Bonds                                       299,898          5,542            353        305,087
     ------------------------------------------------------------------------------------------------------
     Redeemable Preferred Shares                           800            -                5            795
     ------------------------------------------------------------------------------------------------------
                                                       300,698          5,542            358        305,882
     ------------------------------------------------------------------------------------------------------
     Mutual Funds(1)                                    88,594            983            316         89,261
     ------------------------------------------------------------------------------------------------------
     Total Investments                                $389,292         $6,525           $674       $395,143
     ======================================================================================================

(1) The Company invests in Mutual Funds with fair market values of $102 million (1997 - $84 million) which are administered by MRM Financial Services Ltd., a wholly-owned subsidiary of the Company.

     The Company does not have any investment in a single corporate security which exceeds 1.4% of total bonds at December 31, 1998 (1997 - 1.3%).

--------------------------------------------------------------------------------
Notes to consolidated statements - December 31, 1998
--------------------------------------------------------------------------------

     The following unrealized gains and losses on available for sale investments have been recorded in Accumulated other comprehensive income in Shareholders' equity:

                        Gross Unrealized                          Net Unrealized
     (In thousands)       Gains (losses)              Tax          Gains (losses)
     ---------------------------------------------------------------------------
     January 1, 1996              $1,378            $(223)                $1,155
     ---------------------------------------------------------------------------
     Movement                     (1,058)             (49)                (1,107)
     ---------------------------------------------------------------------------
     December 31, 1996               320             (272)                    48
     ---------------------------------------------------------------------------
     Movement                      5,531           (1,544)                 3,987
     ---------------------------------------------------------------------------
     December 31, 1997             5,851           (1,816)                 4,035
     ---------------------------------------------------------------------------
     Movement                       (875)             120                   (755)
     ---------------------------------------------------------------------------
     December 31, 1998            $4,976          $(1,696)                $3,280
     ===========================================================================

     The following table sets forth certain information regarding the investment ratings of the Company's Bond and Redeemable Preferred Share portfolio.

                        December 31, 1998                 December 31, 1997
                    Amortized                         Amortized
     (In thousands)      Cost      Percentage              Cost       Percentage
     ---------------------------------------------------------------------------
     Ratings/(1)/
     AAA             $202,561           58.39%         $229,597            76.36%
     ---------------------------------------------------------------------------
     AA                46,567           13.42            20,197             6.72
     ---------------------------------------------------------------------------
     A                 74,448           21.46            36,006            11.97
     ---------------------------------------------------------------------------
     BBB               11,952            3.44            14,801             4.92
     ---------------------------------------------------------------------------
     BB                10,929            3.15                97              .03
     ---------------------------------------------------------------------------
     B                    500             .14                 -                -
     ---------------------------------------------------------------------------
                     $346,957          100.00%         $300,698           100.00%
     ===========================================================================

     /(1)/  Ratings as assigned by Standard & Poor's Corporation.

     The maturity distribution of Investments in Bonds and Redeemable Preferred Shares is as follows:

                          December 31, 1998               December 31, 1997
                      Amortized   Fair Market         Amortized      Fair Market
     (In thousands)        Cost         Value              Cost            Value
     ---------------------------------------------------------------------------
     Due in one
       year or less     $23,836       $24,035           $15,947          $15,854
     ---------------------------------------------------------------------------
     Due in one
       year through
       five years        84,372        85,895            52,621           53,669
     ---------------------------------------------------------------------------
     Due in five
       years through
       ten years         76,871        78,331            42,362           43,296
     ---------------------------------------------------------------------------
     Due after
       ten years        161,878       164,287           189,768          193,063
     ---------------------------------------------------------------------------
     Total             $346,957      $352,548          $300,698         $305,882
     ===========================================================================




     (ii) Realized gains and losses:

     Year ended December 31, (In thousands)    1998           1997          1996
     ---------------------------------------------------------------------------
     Proceeds from sale of Investments
     - held as available for sale          $145,745       $209,745      $119,662
     ---------------------------------------------------------------------------
     Realized gains on Investments
     - held as available for sale            $1,703         $1,636          $808
     ---------------------------------------------------------------------------
     Realized losses on Investments
     - held as available for sale            (3,201)        (3,255)       (2,670)
     ---------------------------------------------------------------------------
     Net realized losses                     (1,498)        (1,619)       (1,862)
     ---------------------------------------------------------------------------
     Other gains (losses)                       495             11          (121)
     ---------------------------------------------------------------------------
     Realized capital losses                $(1,003)       $(1,608)      $(1,983)
     ===========================================================================

--------------------------------------------------------------------------------
Notes to consolidated statements - December 31, 1998
--------------------------------------------------------------------------------

C.   Details of investment income by major categories are presented below:

     Year ended December 31, (In thousands)   1998       1997          1996
     ----------------------------------------------------------------------
     Cash and cash equivalents              $5,931     $7,873       $11,721
     ----------------------------------------------------------------------
     Mutual funds                            9,214      4,729             -
     ----------------------------------------------------------------------
     Preferred stock                            79        349           453
     ----------------------------------------------------------------------
     Bonds                                  19,866     16,875        15,910
     ----------------------------------------------------------------------
     Gross investment income                35,090     29,826        28,084
     ----------------------------------------------------------------------
     Claims deposit liabilities             (4,314)    (2,450)       (4,023)
     ----------------------------------------------------------------------
     Contract expense                         (728)      (396)         (930)
     ----------------------------------------------------------------------
     Investment expenses                      (581)      (473)         (519)
     ----------------------------------------------------------------------
     Net investment income                 $29,467    $26,507       $22,612
     ======================================================================

     Net investment income is reported after deducting investment income earned on assets related to Claims deposit liabilities. Contract expense represents investment income where the Company has contracted to pay this income to the insured. Investment expenses consisting of investment advisory fees and custodian charges have been deducted from Net investment income.

D. Legion is required by certain states in which it operates to maintain special deposits or provide letters of credit. This obligation amounted to $152.2 million at December 31, 1998 (1997 - $135.3 million) and included deposits of $60.5 million (1997 - $51.3 million) and letters of credit of $91.7 million (1997 - $84.0 million).

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

     Prior to October 30, 2000 the Debentures will be purchased for cash by the Company, at the option of the holder, in the event of a Fundamental Change (as defined). In addition, the Company will have the right, under certain circumstances, to require the holders to exchange the Debentures for Guaranteed Zero Coupon Exchangeable Subordinated Debentures due 2015 of Mutual Group Ltd. (the "Exchangeable Debentures"), to be guaranteed on a subordinated basis by the Company. The Exchangeable Debentures will be exchangeable for the Company's Common Shares and will otherwise have terms and conditions substantially identical to the Debentures. During the year Debentures representing a principal amount of $24.1 million were converted into 518,503 Common Shares.

--------------------------------------------------------------------------------
Notes to consolidated statements - December 31, 1998
--------------------------------------------------------------------------------

7.   COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's Net income or Shareholders' Equity. Statement 130 requires unrealized gains or losses on the Company's available for sale investments, which prior to adoption were reported separately in Shareholders' Equity, to be included in Other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.


                                                         Before Tax              Net of Tax
     Year Ended December 31, 1998 (In thousands)             Amount       Tax        Amount
     --------------------------------------------------------------------------------------
     Net unrealized (losses) gains on available for sale
     investments arising during the year                    $(2,373)     $697       $(1,676)
     --------------------------------------------------------------------------------------
     Less: reclassification adjustment for losses
     realized in net income                                   1,498      (577)          921
     --------------------------------------------------------------------------------------
     Other comprehensive income                               $(875)     $120         $(755)
     --------------------------------------------------------------------------------------

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

                                      December 31, 1998                December 31, 1997
                                  Carrying                         Carrying
     (In thousands)                 Amount       Fair Value          Amount      Fair Value
     --------------------------------------------------------------------------------------
     Investments                  $460,624         $460,624        $395,143        $395,143
     --------------------------------------------------------------------------------------
     Other investments             $20,485          $20,485         $10,188         $10,188
     --------------------------------------------------------------------------------------
     Claims deposit liabilities    $37,448          $32,624         $42,445         $38,542
     --------------------------------------------------------------------------------------
     Debentures                   $125,485         $144,252        $128,711        $135,561
     --------------------------------------------------------------------------------------

     The following methods and assumptions were used to estimate the fair value of specific classes of financial instruments. The carrying values of all other financial instruments, as defined by SFAS 107, approximate their fair values due to their short term nature.

     Investments:

     The fair market value of Investments is calculated using quoted market prices.

     Other investments:

     Other investments consist primarily of privately held companies that do not have readily ascertainable market values. These investments are initially recorded at cost and are revalued based principally on substantive events or factors which could indicate a diminution or appreciation in value.

     Claims deposit liabilities:

     The fair value of Claims deposit liabilities is calculated by discounting the actuarially determined ultimate loss payouts at a rate of 6%.

     Debentures:

     The fair value of the Debentures is calculated using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements.

     Assets held in separate accounts:

     (a) Within Assets held in separate accounts are cash and marketable investments with a carrying value and fair value of $381.8 million (1997: $390.7 million). Fair value is calculated using quoted market prices (see Note 2A(ii)).

     (b) Within the $243.5 million of other assets (1997: $212.5 million) $78.5 million (1997: $61.4 million) are financial instruments. The fair market value of other assets approximates carrying value due to the short term nature of these items (see Note 2A(ii)).

--------------------------------------------------------------------------------
Notes to consolidated statements - December 31, 1998
--------------------------------------------------------------------------------

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

     Income tax expense consists of:


     (In thousands)                                                             Current     Deferred        Total
     ------------------------------------------------------------------------------------------------------------
     December 31, 1998:

     U.S. federal                                                              $  4,603     $  3,198     $  7,801
     ------------------------------------------------------------------------------------------------------------
     U.S. state and local                                                           141           (4)         137
     ------------------------------------------------------------------------------------------------------------
     Foreign                                                                        568          -            568
     ------------------------------------------------------------------------------------------------------------
                                                                               $  5,312     $  3,194     $  8,506
     ============================================================================================================

     December 31, 1997:
     U.S. federal                                                              $ 11,103     $ (2,763)    $  8,340
     ------------------------------------------------------------------------------------------------------------
     U.S. state and local                                                         1,135          (26)       1,109
     ------------------------------------------------------------------------------------------------------------
     Foreign                                                                      1,158          -          1,158
     ------------------------------------------------------------------------------------------------------------
                                                                               $ 13,396     $ (2,789)    $ 10,607
     ============================================================================================================

     December 31, 1996:
     U.S. federal                                                              $  3,064     $  2,556     $  5,620
     ------------------------------------------------------------------------------------------------------------
     U.S. state and local                                                         1,163            9        1,172
     ------------------------------------------------------------------------------------------------------------
     Foreign                                                                      1,345          -          1,345
     ------------------------------------------------------------------------------------------------------------
                                                                               $  5,572     $  2,565     $  8,137
     ============================================================================================================

     The effective total tax rate differed from the statutory U.S. federal tax rate for the following reasons:

     Year ended December 31,                                                    1998         1997         1996
     ------------------------------------------------------------------------------------------------------------
     Statutory U.S. federal tax rate                                            35.0%        35.0%        35.0%
     ------------------------------------------------------------------------------------------------------------
     Increase (reduction) in income taxes resulting from:
     U.S. state taxes                                                            0.1          1.2          1.7
     ------------------------------------------------------------------------------------------------------------
     Tax-exempt interest income                                                 (2.1)        (3.2)        (5.9)
     ------------------------------------------------------------------------------------------------------------
     Foreign income not expected to be taxed in the U.S.                       (18.4)       (13.8)       (12.9)
     ------------------------------------------------------------------------------------------------------------
     Foreign taxes                                                               0.8          2.0          2.9
     ------------------------------------------------------------------------------------------------------------
     Other, net                                                                 (3.6)        (3.4)        (3.2)
     ------------------------------------------------------------------------------------------------------------
                                                                                11.8%        17.8%        17.6%
     ============================================================================================================

--------------------------------------------------------------------------------
Notes to consolidated statements - December 31, 1998
--------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:


     (In thousands)                                               1998        1997
     -----------------------------------------------------------------------------
     Deferred tax assets:
     Unearned premiums and fees not deducted for tax            $7,355    $  7,860
     -----------------------------------------------------------------------------
     Unpaid losses, discounted for tax                          11,870       9,855
     -----------------------------------------------------------------------------
     Interest rate swap                                            704         -
     -----------------------------------------------------------------------------
     Other                                                         154         108
     -----------------------------------------------------------------------------
     Total gross deferred tax assets                            20,083      17,823
     -----------------------------------------------------------------------------
     Deferred tax liabilities:
     Deferred acquisition costs                                 (5,913)     (7,544)
     -----------------------------------------------------------------------------
     Deferred marketing expenses                                (2,198)     (1,076)
     -----------------------------------------------------------------------------
     Deferred market discount                                     (923)        -
     -----------------------------------------------------------------------------
     Unrealized gains                                           (1,696)     (1,816)
     -----------------------------------------------------------------------------
     Interest rate swap                                            -           (67)
     -----------------------------------------------------------------------------
     Other                                                      (7,820)     (2,713)
     -----------------------------------------------------------------------------
     Total gross deferred tax liabilities                      (18,550)    (13,216)
     -----------------------------------------------------------------------------
     Deferred tax benefit                                     $  1,533    $  4,607
     =============================================================================

     The movement in deferred tax benefit of $3.1 million for the year ended December 31, 1998 consists of a $3.2 million charge attributable to income for the year and a $.1 million credit attributable to unrealized gains on investments.


10.  REDEEMABLE PREFERRED AND COMMON SHARES

A. Series B Non-Voting Redeemable Preferred Shares - Authorized and issued 2,951,835, par value $1.00 per share. These shares were issued to one of the IPC Companies as the holder of record for the benefit of the IPC Program participants and were entitled to fixed, cumulative, preferential, semi-annual dividends calculated at the six month LIBOR rate based on the redemption price of $2.95 million. The Series B Non-Voting Redeemable Preferred Shares were redeemed for their $1.00 par value or $2.95 million in 1997. The average effective annual interest rate on these shares was 5.0% in 1997 (1996 - 5.6%).

B. Common Shares Subject to Redemption - Issued 937,168 at $1.75 per share. These shares were issued to four executive officers of the Company. The Company had the right to reacquire these shares if the employees defaulted on the loans used for the purchase. Two subsidiaries of the Company made loans to these executive officers during 1990 for the purchase of the Common Shares Subject to Redemption. These loans have been repaid and the Common Shares included in Shareholders' Equity.


11.  SHAREHOLDERS' EQUITY AND RESTRICTIONS

A. In September 1997 the company announced a two-for-one stock split of its Common Shares. In connection with this split the Company issued an additional 18,741,121 Common Shares and 468,584 Common Shares subject to redemption.

--------------------------------------------------------------------------------
Notes to consolidated statements - December 31, 1998
--------------------------------------------------------------------------------

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

     (ii) The Company's ability to cause the Legion Companies to pay a dividend is limited by insurance regulation to an annual amount equal to the greater of 10% of the Legion Companies' statutory surplus as regards policyholders, or the Legion Companies' statutory income for the preceding year. The maximum dividend the Legion Companies will be permitted to pay under this restriction in 1999 is $23.6 million based upon 1998 results (1998 - $21.9 million based on 1997 results). The Legion Companies' net assets which were restricted by the above were $236.9 million at December 31, 1998 (1997 - $208.4 million). Loans and advances by the Legion Companies to the Company or any other subsidiary would require the prior approval of the Pennsylvania insurance department and possibly other states in which they are licensed.

D. At December 31, 1998 the Legion Companies' combined risk-based capital was $225.5 million (1997 - $196.8 million). Under the risk-based capital tests, the threshold requiring the least regulatory involvement was $78.5 million (1997 - $45.6 million).

E. Net income and policyholders' surplus of the Legion Companies, as filed with regulatory authorities on the basis of statutory accounting practices, are as follows:


     Year ended December 31,(In thousands)              1998       1997       1996
     -----------------------------------------------------------------------------
     Statutory net income for the year              $ 20,238   $ 21,947   $ 19,903
     -----------------------------------------------------------------------------
     Statutory policyholders' surplus at year end   $227,664   $200,249   $150,911
     -----------------------------------------------------------------------------

12.  STOCK OPTIONS

     Employees have been granted options to purchase Common Shares under the Company's Long Term Incentive Plans. In each case, the option price equals the fair market value of the Common Shares on the day of the grant and an option's maximum term is five to ten years. Options granted vest ratably over a four year period.

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


     Year ended December 31, (In thousands
     except per share amounts)                             1998         1997         1996
     ------------------------------------------------------------------------------------
     Net income - as reported                        $   63,632   $   48,706   $   37,750
     ------------------------------------------------------------------------------------
     Net income - pro forma                          $   59,836   $   46,526   $   36,572
     ------------------------------------------------------------------------------------

     Basic earnings per share - as reported          $     1.58   $     1.27   $     1.01
     ------------------------------------------------------------------------------------
     Basic earnings per share - pro forma            $     1.49   $     1.21   $      .98
     ------------------------------------------------------------------------------------
     Diluted earnings per share - as reported        $     1.43   $     1.16   $      .95
     ------------------------------------------------------------------------------------
     Diluted earnings per share - pro forma          $     1.36   $     1.12   $      .93
     ------------------------------------------------------------------------------------


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


     Expected dividend yield                              0.6%               0.5%                  0.5%
     -------------------------------------------------------------------------------------------------
     Expected stock price volatility              .307 - .330        .283 - .329           .283 - .329
     -------------------------------------------------------------------------------------------------
     Risk-free interest rate                              5.3%               5.0%                  5.0%
     -------------------------------------------------------------------------------------------------
     Expected life of options               4 years - 9 years   4 years - 9 years    4 years - 9 years
     -------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Notes to consolidated statements - December 31, 1998
--------------------------------------------------------------------------------

     The weighted average fair value of options granted during 1998 is $11.35 per share (1997 - $7.83 per share, 1996 - $4.10 per share).

     The pro forma effect on net income for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     Options issued and outstanding under the plans are as follows:


     Summary of Employee Stock Option Plan Activity

     Year ended December 31,                          1998          1997          1996
     ---------------------------------------------------------------------------------
     Number of Options

     Outstanding, beginning of year              3,794,925     3,442,322     2,998,496
     ---------------------------------------------------------------------------------
     Granted                                    1,010,399      1,015,100     1,469,834
     ---------------------------------------------------------------------------------
     Exercised                                    (563,293)     (615,189)     (986,478)
     ---------------------------------------------------------------------------------
     Cancelled                                     (21,451)      (47,308)      (39,530)
     ---------------------------------------------------------------------------------
     Outstanding and exercisable, end of year    4,220,580     3,794,925     3,442,322
     ---------------------------------------------------------------------------------

     Option Price Per Share
     Granted                               $26.25 - $38.31    $15.00 - $28.63    $14.25 - $16.78
     -------------------------------------------------------------------------------------------
     Exercised                              $7.97 - $26.25     $7.97 - $15.14     $7.75 - $10.83
     -------------------------------------------------------------------------------------------
     Cancelled                             $10.83 - $26.25     $7.97 - $19.38     $7.75 - $15.14
     -------------------------------------------------------------------------------------------
     Outstanding and
     exercisable, end of year               $7.97 - $38.31     $7.97 - $28.63     $7.75 - $16.78
     -------------------------------------------------------------------------------------------

     Summary of Options Outstanding at December 31, 1998
                                                        Weighted
     Year of   Number          Number of                 Average          Exercise
     Grant   of Shares       Shares Vested       Exercise Price      Price Range                   Expiration Date Range
     ----------------------------------------------------------------------------------------------------------------------------
     1994     312,635               312,635                $8.80    $7.97 -  $9.56            March 15, 1999 to December 14, 1999
     ----------------------------------------------------------------------------------------------------------------------------
     1995     502,537               360,684               $14.53    $9.52 - $15.14           February 3, 2000 to December 1, 2000
     ----------------------------------------------------------------------------------------------------------------------------
     1996   1,400,234               404,057               $15.09   $14.25 - $16.78           January 2, 2001 to December 17, 2006
     ----------------------------------------------------------------------------------------------------------------------------
     1997     994,775               257,158               $25.60   $15.00 - $28.63          January 31, 2002 to December 18, 2002
     ----------------------------------------------------------------------------------------------------------------------------
     1998   1,010,399                     -               $35.24   $29.94 - $38.31          February 2, 2003 to December 16, 2003
     ----------------------------------------------------------------------------------------------------------------------------
            4,220,580             1,334,534               $21.86
     ============================================================================================================================


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

     Total options granted to directors are as follows:

     Year of    Number of Shares          Exercise                         Expiration
     Grant   Granted   Outstanding           Price                               Date
     --------------------------------------------------------------------------------
     1994    140,000       120,000           $9.19                   December 1, 1999
     --------------------------------------------------------------------------------
     1995    140,000       140,000          $15.14                   December 1, 2000
     --------------------------------------------------------------------------------
     1996    105,000       105,000          $16.69                   December 1, 2001
     --------------------------------------------------------------------------------
     1997     75,000        75,000   $19.50-$27.81    May 21,2002 to December 1, 2002
     --------------------------------------------------------------------------------
     1998     60,000         60,00          $37.25                   December 1, 2003
     --------------------------------------------------------------------------------
             520,000       500,000
     ================================================================================

--------------------------------------------------------------------------------
Notes to consolidated statements - December 31, 1998
--------------------------------------------------------------------------------

13.  EARNINGS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per common share.


     (In thousands, except shares and earnings per share)         1998            1997            1996
     -------------------------------------------------------------------------------------------------
     Numerator
     Net Income                                                $63,632         $48,811         $37,916
     -------------------------------------------------------------------------------------------------
     Preferred share dividends                                     -               105             166
     -------------------------------------------------------------------------------------------------
     Numerator for basic earnings per common share
     -       Net income available to common shareholders        63,632          48,706          37,750
     -------------------------------------------------------------------------------------------------
     Effect of dilutive securities:
     Conversion of Zero Coupon
     Convertible Exchangeable Subordinated Debentures            6,605           6,500           6,172
     -------------------------------------------------------------------------------------------------
     Numerator for diluted earnings per common share
     -       Net income available to common shareholders
             after assumed conversions                         $70,237         $55,206         $43,922
     =================================================================================================

     Denominator
     Denominator for basic earnings per common share
     -       weighted average shares                        40,216,390      38,320,356      37,310,691
     -------------------------------------------------------------------------------------------------
     Effect of dilutive securities:
     Stock options                                           2,223,900       1,565,950       1,108,484
     -------------------------------------------------------------------------------------------------
     Common shares subject to Redemption                       -               861,380         823,912
     -------------------------------------------------------------------------------------------------
     Conversion of Zero Coupon
     Convertible Exchangeable Subordinated Debentures        6,734,091       6,978,800       6,978,800
     -------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per common share
     - adjusted weighted average shares
       and assumed conversions                              49,174,381      47,726,486      46,221,887
     =================================================================================================
     Basic earnings per common share                             $1.58           $1.27           $1.01
     -------------------------------------------------------------------------------------------------
     Diluted earnings per common share                           $1.43           $1.16            $.95
     -------------------------------------------------------------------------------------------------


14.  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has had only limited involvement with derivative financial instruments and does not use them for trading or speculative purposes. They are utilized to manage interest rate risk.

     Interest rate swaps have been utilized to reduce the potential impact of increases in interest rates on the market value of the fixed income portfolio. At December 31, 1998 and 1997 the Company has no interest rate swaps outstanding.

     In June 1998, the Financial Accounting Standards Board issued Statement 133, "Accounting of Derivative Instruments and Hedging Activities". The Statement requires recording all derivative instruments as assets or liabilities, measured at fair value. The Statement is effective for fiscal years beginning after June 15, 1999. The Company does not expect the Statement to have a material impact on its financial position or results of operations.

--------------------------------------------------------------------------------
Notes to consolidated statements - December 31, 1998
--------------------------------------------------------------------------------

15.  SEGMENT INFORMATION

     Selected information by operating segment is summarized in the chart below.

     Line of Business Financial Information

     Year ended December 31, (In thousands)            1998            1997            1996
     --------------------------------------------------------------------------------------
     Revenue(1)
     Program Business                               $82,358         $49,362         $20,845
     --------------------------------------------------------------------------------------
     Corporate Risk Management                       43,266          48,213          54,473
     --------------------------------------------------------------------------------------
     Specialty Brokerage                              9,021           8,351           7,035
     --------------------------------------------------------------------------------------
     Financial Services                              14,343           8,744           6,059
     --------------------------------------------------------------------------------------
     Underwriting                                   101,913          84,200          56,413
     --------------------------------------------------------------------------------------
     Net investment income                           28,464          24,899          20,629
     --------------------------------------------------------------------------------------
     Other                                               31              57             119
     --------------------------------------------------------------------------------------
     Total                                         $279,396        $223,826        $165,573
     ======================================================================================

     Income Before Income Taxes
     and Minority Interest
     Program Business                               $19,268         $19,692          $7,077
     --------------------------------------------------------------------------------------
     Corporate Risk Management                       32,661          19,080          22,033
     --------------------------------------------------------------------------------------
     Specialty Brokerage                              2,264           2,594           2,315
     --------------------------------------------------------------------------------------
     Financial Services                                 542           2,290           1,221
     --------------------------------------------------------------------------------------
     Underwriting                                    (2,406)         (1,472)           (207)
     --------------------------------------------------------------------------------------
     Net investment income                           21,804          18,346          14,371
     --------------------------------------------------------------------------------------
     Other                                           (2,088)         (1,112)           (501)
     --------------------------------------------------------------------------------------
     Total                                          $72,045         $59,418         $46,309
     ======================================================================================

     (1) Fee income from two clients accounted for 2% and 1% of total Fee income in 1998 (1997 - 2% and 2%; 1996 - 3% and 2%). Premiums earned from two clients accounted for 4% and 3% of total Premiums earned during 1998 (1997 - 5% and 4%; 1996 - 5% and 4%). The subsidiaries' accounting records do not capture information by reporting segment sufficient to determine identifiable assets by such reporting segments.


16.  FOREIGN SALES AND OPERATIONS

     The Company's non-U.S. operations include Bermuda, Barbados, the Cayman Islands and Europe.

     Financial Information Relating to Geographic Areas


     Year ended December 31, (In thousands)                  1998            1997            1996
     --------------------------------------------------------------------------------------------
     Total Revenues
     U.S. Business                                       $185,135        $155,039         $98,972
     --------------------------------------------------------------------------------------------
     Non-U.S. Business                                     94,261          68,787          66,601
     --------------------------------------------------------------------------------------------
     Total                                               $279,396        $223,826        $165,573
     ============================================================================================

     Income Before Income Taxes
     and Minority Interest
     U.S. Business                                        $37,360         $37,825         $27,039
     --------------------------------------------------------------------------------------------
     Non-U.S. Business                                     34,685          21,593          19,270
     --------------------------------------------------------------------------------------------
     Total                                                $72,045         $59,418         $46,309
     ============================================================================================

     Total Assets
     U.S. Business                                     $2,049,301      $1,387,846        $891,855
     --------------------------------------------------------------------------------------------
     Non-U.S. Business(1)                                 992,180         794,169         776,658
     --------------------------------------------------------------------------------------------
     Total                                             $3,041,481      $2,182,015      $1,668,513
     ============================================================================================

     (1) Includes Assets held in separate accounts of $722.3 million, $649.2 million and $595.6 million for 1998, 1997 and 1996 respectively.

--------------------------------------------------------------------------------
Notes to consolidated statements - December 31, 1998
--------------------------------------------------------------------------------

17.  ACQUISITIONS

     During 1998 the Company acquired several new businesses for a total of $25.6 million (1997 - $19.6 million). The excess of the purchase price over net assets acquired was $21.9 million (1997 - $18.7 million). These acquisitions were accounted for by the purchase method. The pro forma effect on the Company's revenue, net income and earnings per share is not material.

     During 1998 the Company acquired CompFirst, Inc. and IAS in a business combination accounted for as a pooling of interests. These companies became wholly owned subsidiaries of the Company through the exchange of 943,821 Common Shares for 100% of each company's outstanding stock.

                          Nine months ended           Year ended               Year ended
     (In thousands)      September 30, 1998    December 31, 1997        December 31, 1996
     ------------------------------------------------------------------------------------
     Revenues
     ------------------------------------------------------------------------------------
     MRM(1)                        $196,972             $214,786                 $157,702
     ------------------------------------------------------------------------------------
     Acquired companies               7,481                9,040                    7,871
     ------------------------------------------------------------------------------------
     As restated                   $204,453             $223,826                 $165,573
     ====================================================================================
     Net Income
     ------------------------------------------------------------------------------------
     MRM(1)                        $ 45,256             $ 47,938                 $ 37,198
     ------------------------------------------------------------------------------------
     Acquired companies               1,565                  873                      718
     ------------------------------------------------------------------------------------
     As restated                   $ 46,821             $ 48,811                 $ 37,916
     ====================================================================================

     (1) As previously reported

     Shareholders' equity at January 1, 1996 was restated as follows:

     (In thousands)   As previously reported  Acquired companies   As restated
     -------------------------------------------------------------------------
     Common shares                  $    356            $     10      $    366
     -------------------------------------------------------------------------
     Additional paid-in capital       65,218               2,247        67,465
     -------------------------------------------------------------------------
     Accumulated other
     comprehensive income              1,155                 -           1,155
     -------------------------------------------------------------------------
     Retained earnings                98,774               1,202        99,976
     -------------------------------------------------------------------------
     Total shareholders' equity     $165,503            $  3,459      $168,962
     =========================================================================


18.  RELATED PARTY TRANSACTIONS

A. $6 million (1997 - $.9 million; 1996 - $.6 million) of fee income and $1.4 million (1997 - $4.2 million; 1996 - $2.9 million) of premiums were earned from a certain IPC Program participant associated with a director and shareholder of the Company.

B. A number of subsidiaries of the Company have written business involving subsidiaries of The Galtney Group, Inc. ("GGI") of which a director of the Company is the principal shareholder. During 1998 the Company paid fees of $4.0 million on such business to GGI (1997 - $4.3 million; 1996 - $3.5 million).

C. The Company and its subsidiaries provide administrative and accounting services to a number of unaffiliated insurance and reinsurance companies. Certain officers, directors and employees of the Company serve as officers and directors of these companies, generally without remuneration.

--------------------------------------------------------------------------------
     Notes to consolidated statements - December 31, 1998
--------------------------------------------------------------------------------

D. In connection with the Company's acquisition of The Hemisphere Group Limited ("Hemisphere") in July 1996, the Company acquired a 40% interest in the Hemisphere Trust Company Limited ("Hemisphere Trust"), a Bermuda "local" trust company, which had formerly been a wholly owned subsidiary of Hemisphere. As a "local" Bermuda company, at least 60% of the shares of Hemisphere Trust must be owned by Bermudians. In compliance with this requirement, Mr. Robert A. Mulderig, Chairman and CEO of the Company, acquired 60% of Hemisphere Trust for $.2 million at the time of the Company's acquisition of Hemisphere. The amount of the purchase price was equal to 60% of the book value of Hemisphere Trust on the date of acquisition.

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


19.  QUARTERLY FINANCIAL DATA - (UNAUDITED)


     1998 - Quarters Ended                              Dec 31   Sept 30   June 30   March 31
     (In thousands, except per share data)
     ----------------------------------------------------------------------------------------
     Revenues                                          $74,943   $70,718   $63,120    $70,615
     ----------------------------------------------------------------------------------------
     Income before income taxes
     and minority interest                              18,713    18,633    17,542     17,157
     ----------------------------------------------------------------------------------------
     Income before minority interest                    16,760    16,384    15,490     14,905
     ----------------------------------------------------------------------------------------
     Net income                                         16,811    16,426    15,490     14,905
     ----------------------------------------------------------------------------------------
     Net income available to
     common shareholders                                16,811    16,426    15,490     14,905
     ----------------------------------------------------------------------------------------
     Basic earnings per Common Share:
     Net income available to
     common shareholders                               $   .41   $   .40   $   .39    $   .38
     ----------------------------------------------------------------------------------------

     1997 - Quarters Ended                              Dec 31   Sept 30   June 30   March 31
     (In thousands, except per share data)
     ----------------------------------------------------------------------------------------
     Revenues                                          $59,174   $64,518   $50,751    $49,383
     ----------------------------------------------------------------------------------------
     Income before income taxes
     and minority interest                              15,495    16,516    14,205     13,202
     ----------------------------------------------------------------------------------------
     Income before minority interest                    12,875    13,445    11,565     10,926
     ----------------------------------------------------------------------------------------
     Net income                                         12,875    13,445    11,565     10,926
     ----------------------------------------------------------------------------------------
     Net income available to common shareholders        12,875    13,423    11,524     10,884
     ----------------------------------------------------------------------------------------
     Basic earnings per Common Share:(1)(2)
     Net income available to common shareholders       $   .33   $   .35   $   .30    $   .29
     ----------------------------------------------------------------------------------------

     (1) The first three quarters of 1997 earnings per share amounts have been restated to comply with SFAS 128 (see Note 2I).

     (2) Prior periods per share calculations have been restated to reflect the two-for-one stock split to holders of record at September 26, 1997.

     (3) Prior period results have been restated to reflect a pooling of interests following the acquisition of CompFirst, Inc. and International Advisory Services Group of Companies.

--------------------------------------------------------------------------------
Independent auditors' report
--------------------------------------------------------------------------------

                                            [LOGO OF ERNST & YOUNG APPEARS HERE]



To the Board of Directors and Shareholders
Mutual Risk Management Ltd.

We have audited the accompanying consolidated balance sheets of Mutual Risk Management Ltd. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mutual Risk Management Ltd. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young

Hamilton, Bermuda
February 15, 1999