Form 10-Q
period 1999-03-31
MUTUAL RISK MANAGEMENT LTD
filed 1999-05-13
CIK 826918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended March 31, 1999.

                                       or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____________ to
      ______________.

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

                         YES |X|        NO |_|

The number of outstanding shares of the registrant's Common Stock, $0.01 par value, as of March 31, 1999 was 43,306,765.

                                   I N D E X

Part I. Financial Information:

      Item 1. Financial Statements:

            Unaudited Consolidated Statements of Income and
            Comprehensive Income for the three month periods ended
            March 31, 1999 and 1998                                          3

            Unaudited Consolidated Balance Sheets at March 31, 1999
            and December 31, 1998                                            4

            Unaudited Consolidated Statements of Cash Flows for the
            three month periods ended March 31, 1999 and 1998                5

            Unaudited Consolidated Statements of changes in Shareholders'
            Equity at March 31, 1999 and December 31, 1998                   6

            Notes to Unaudited Consolidated Financial Statements at
            March 31, 1999                                                  7-8

      Item  2. Management's Discussion and Analysis of Financial           9-13
               Condition and Results of Operations

      Item  3. Quantitative and Qualitative Disclosures about                13
               Market Risk

 PART II. Other Information:

      Item  2. Changes in Securities                                         14

      Item  6. Exhibits and Reports on Form 8-K                              14

Signatures                                                                   15

Exhibits

      Exhibit 11 - Computation of Net Earnings per Common Share and
                   Common Share Equivalents

      Exhibit 27 - Financial Data Schedules

             MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                       AND COMPREHENSIVE INCOME

                                                   Three Months Ended March 31
                                                       1999           1998(a)
                                                       ----           -------
REVENUES
   Fee income                                     $ 45,493,875    $ 35,824,441
   Premiums earned                                  38,784,638      28,929,194
   Net investment income                             7,220,648       8,064,492
   Realized capital gains (losses)                     502,376        (212,653)
   Other losses                                       (108,941)       (131,302)
                                                  ------------    ------------
     Total Revenues                                 91,892,596      72,474,172
                                                  ------------    ------------

EXPENSES
   Losses and loss expenses incurred                26,229,412      21,498,990
   Acquisition costs                                13,495,211       8,095,869
   Operating expenses                               29,100,135      23,343,867
   Interest expense                                  1,602,073       1,727,333
   Other expenses                                      660,168         366,312
                                                  ------------    ------------
     Total Expenses                                 71,086,999      55,032,371
                                                  ------------    ------------

INCOME BEFORE INCOME TAXES AND                      20,805,597      17,441,801
MINORITY INTEREST
   Income taxes                                      2,014,284       2,267,296
                                                  ------------    ------------

INCOME BEFORE MINORITY INTEREST                     18,791,313      15,174,505

Minority interest                                        7,625              --
                                                  ------------    ------------
Net income available to
 common shareholders                                18,798,938      15,174,505

Other comprehensive income, net of tax:
   Unrealized losses on investments, net of
   reclassification adjustment                      (3,492,048)       (228,470)
                                                  ------------    ------------
COMPREHENSIVE INCOME                              $ 15,306,890    $ 14,946,035
                                                  ============    ============

EARNINGS PER COMMON SHARE:
   Net income available to Common Shareholders:

   Basic EPS                                      $       0.44    $       0.38
                                                  ============    ============

   Diluted EPS                                    $       0.40    $       0.34
                                                  ============    ============

   Dividends per share                            $       0.06    $       0.05
                                                  ============    ============

   Weighted average number of Common
   Shares outstanding - basic                       42,634,135      39,948,605
                                                  ============    ============
   Weighted average number of Common

   Shares outstanding - diluted                    50,411,359      49,762,929
                                                  ============    ============

(a) Prior period results have been restated to reflect a pooling of interests following the acquisition of Captive Resources, Inc., CompFirst, Inc. and the International Advisory Services Group of Companies.


     See Accompanying Notes to Unaudited Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                 MARCH 31,       DECEMBER 31,
                                                                   1999             1998(a)
   ASSETS
   Cash and cash equivalents                                 $   82,987,813   $  117,422,652
   Investments :  Held in available for sale account at
     fair value (Amortized cost $473,467,650;
     1998 - $455,648,153)                                       473,805,513      460,624,263
                                                             --------------   --------------
   Total marketable investments                                 556,793,326      578,046,915

   Other investments                                             23,224,060       22,473,945
   Investment income due and accrued                              5,113,375        5,252,341
   Accounts receivable                                          398,451,999      353,869,570
   Reinsurance receivables                                    1,162,044,763    1,079,562,857
   Deferred expenses                                             31,477,271       27,215,385
   Prepaid reinsurance premiums                                 208,573,471      206,486,764
   Fixed assets                                                  21,324,883       19,671,107
   Deferred tax benefit                                           1,731,832          898,853
   Goodwill                                                      52,239,165       52,901,100
   Other assets                                                   5,196,239        5,615,792
   Assets held in separate accounts                             718,393,130      722,262,819
                                                             --------------   --------------
   Total Assets                                              $3,184,563,514   $3,074,257,448
                                                             ==============   ==============
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
   Reserve for losses and loss expenses                      $1,267,337,720   $1,190,425,877
   Reserve for unearned premiums                                248,982,995      241,893,089
   Pension fund reserves                                         77,933,168       79,753,421
   Claims deposit liabilities                                    42,247,536       37,447,768
   Accounts payable                                             247,579,873      243,418,491
   Accrued expenses                                              14,455,830       12,051,758
   Taxes payable                                                 17,633,412       14,849,898
   Loans payable                                                  3,732,729        3,537,671
   Prepaid fees                                                  48,265,444       47,126,199
   Debentures                                                   113,016,314      125,485,201
   Other liabilities                                             10,652,496       12,839,258
   Liabilities related to separate accounts                     718,393,130      722,262,819
                                                             --------------   --------------
   Total Liabilities                                          2,810,230,647    2,731,091,450
                                                             --------------   --------------

SHAREHOLDERS' EQUITY
   Common Shares - Authorized 60,000,000 (par value $0.01)
                   Issued 43,306,765 (1998 - 42,205,596)            433,068          422,056
   Additional paid-in capital                                   134,282,500      114,916,045
   Accumulated other comprehensive income                           964,733        4,456,781
   Retained earnings                                            238,652,566      223,371,116
                                                             --------------   --------------
   Total Shareholders' Equity                                   374,332,867      343,165,998
                                                             --------------   --------------
   Total Liabilities & Shareholders' Equity                  $3,184,563,514   $3,074,257,448
                                                             ==============   ==============


(a) Prior period results have been restated to reflect a pooling of interests following the acquisition of Captive Resources, Inc.

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Three Months  Ended March 31,
                                                        1999            1998(a)
                                                        ----            -------
NET CASH FLOW FROM OPERATING ACTIVITIES
Net income                                        $  18,798,938    $  15,174,505
Items not affecting cash:
   Depreciation                                       1,746,282        1,409,886
   Amortization of investments                         (264,541)       1,422,956
   Net (gain) loss on sale of investments              (134,274)         162,643
   Other investment (gains) losses                     (360,916)              --
   Amortization of convertible debentures             1,552,569        1,674,682
   Deferred tax benefit                                 313,218       (1,708,130)
   Other items                                          505,909          470,122
Net changes in non-cash balances relating
to operations:
   Accounts receivable                              (44,582,429)     (32,384,532)
   Reinsurance receivables                          (82,481,906)     (66,762,534)
   Investment income due and accrued                    138,966          (42,252)
   Deferred expenses                                 (4,261,886)       3,506,270
   Prepaid reinsurance premiums                      (2,086,707)     (11,416,926)
   Other assets                                         419,553         (181,179)
   Reserve for losses and loss expenses              76,911,843       79,642,043
   Prepaid fees                                       1,139,245          115,848
   Reserve for unearned premium                       7,089,906       10,006,714
   Accounts payable                                   4,161,382       11,148,768
   Taxes payable                                      2,783,514        2,587,771
   Accrued expenses                                   2,404,072       (1,195,822)
   Other liabilities                                 (2,314,977)         764,239
                                                  -------------    -------------
NET CASH (APPLIED TO) FROM OPERATING ACTIVITIES     (18,522,239)      14,395,072
                                                  -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of investments -
   Available for sale                                15,887,952        7,607,112
   Proceeds from maturity of investments -
   Available for sale                                14,473,986       17,304,258
   Fixed assets purchased                            (3,407,834)      (3,344,631)
   Investments purchased - Available for sale       (47,782,620)     (36,206,326)
   Acquisitions and other investments                  (801,687)      (3,111,592)
   Proceeds from sale of other investments              576,522               --
   Other items                                           12,269            1,776
                                                  -------------    -------------
NET CASH APPLIED TO INVESTING ACTIVITIES            (21,041,412)     (17,749,403)
                                                  -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Loan repayment & interest received                        --          388,683
   Loan received                                        195,058          295,167
   Proceeds from shares issued                        5,343,511        2,671,491
   Claims deposit liabilities                         4,799,768         (300,165)
   Pension fund reserves                             (1,820,253)              --
   Dividends paid                                    (3,389,272)      (2,354,610)
                                                  -------------    -------------
NET CASH FROM FINANCING ACTIVITIES                    5,128,812          700,566
                                                  -------------    -------------
   Net decrease in cash and cash equivalents        (34,434,839)      (2,653,765)
   Cash and cash equivalents at beginning of
   period                                           117,422,652       82,706,146
                                                  -------------    -------------
Cash and cash equivalents at end of period        $  82,987,813    $  80,052,381
                                                  =============    =============
Supplemental cash flow information:

   Interest paid                                  $      49,504    $      52,651
                                                  =============    =============
   Income taxes paid, net                         $           0    $     734,816
                                                  =============    =============

(a) Prior period results have been restated to reflect a pooling of interests following the acquisition of Captive Resources, Inc., CompFirst, Inc. and the International Advisory Services Group of Companies.

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                 Common
                                                                    Change in                    Share          Dividend
                                        Opening        Shares       Unrealized      Net         Dividends       Acquired
                                        Balance        Issued      Gain(Loss)(1)   Income       Declared(2)    Companies(3)

Three Months Ended March 31, 1999

Common Shares                         $    422,056   $    11,012   $        --    $        --   $        --      $      --
Additional paid-in capital             114,916,045    19,366,455            --             --            --             --
Accumulated other
Comprehensive income                     4,456,781            --    (3,492,048)            --            --             --
Retained earnings                      223,371,116            --            --     18,798,938    (2,626,552)      (890,936)
                                      ------------------------------------------------------------------------------------
Total Shareholders' Equity
at March 31, 1999                     $343,165,998   $19,377,467   $(3,492,048)   $18,798,938   $(2,626,552)     $(890,936)
                                      ====================================================================================
Year Ended December 31, 1998 (4)(5)

Common Shares                         $    398,795   $    23,261            $-             $-            $-             $-
Additional paid-in capital              89,339,040    25,577,005            --             --            --             --
Accumulated other comprehensive
 income                                  4,035,397            --       421,384             --            --             --
  Retained earnings                    169,801,514            --            --     64,527,198    (8,827,418)    (2,130,178)
                                      ------------------------------------------------------------------------------------
Total Shareholders' Equity
at December 31, 1998                  $263,574,746   $25,600,266   $   421,384    $64,527,198   $(8,827,418)   $(2,130,178)
                                      ====================================================================================

                                        Closing
                                        Balance

Three Months Ended March 31, 1999

Common Shares                         $    433,068
Additional paid-in capital             134,282,500
Accumulated other
Comprehensive income                       964,733
Retained earnings                      238,652,566
                                      ------------
Total Shareholders' Equity
at March 31, 1999                     $374,332,867
                                      ============
Year Ended December 31, 1998 (4)(5)

Common Shares                         $    422,056
Additional paid-in capital             114,916,045
Accumulated other comprehensive
 income                                  4,456,781
  Retained earnings                    223,371,116
                                      ------------
Total Shareholders' Equity
at December 31, 1998                  $343,165,998
                                      ============

(1)   Net of reclassification adjustment, net of tax (See Note 2).

(2) Dividend per share amounts were $.06 and $.21 for the quarter ended March 31, 1999 and the year ended December 31, 1998.

(3) Prior to the mergers, International Advisory Services and Captive Resources paid dividends of $1.12 and $.84 in 1998 and 1999 respectively based on the equivalent number of Common Shares that would have been outstanding on the dividend dates after giving effect to the pooling of interests.

(4) Prior period results have been restated to reflect a pooling of interests following the acquisition of Captive Resources, Inc.

(5)   See Note 3.

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999

1. INTERIM ACCOUNTING POLICY

      In the opinion of management of the Company, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of what operating results may be for the full year.

2. COMPREHENSIVE INCOME

Statement 130 requires unrealized gains or losses on the Company's available for sale investments, to be included in Other comprehensive income.

(In thousands)                                   Before tax    Tax    Net of tax
Three months ended March 31, 1999                 Amount       ---        Amount
---------------------------------                 ------                  ------

Net unrealized (losses) gains on available for
sale investments arising during the period.      $(4,504)      1,114    $(3,390)
Less: reclassification adjustment for gains
realized in net income                              (134)         32       (102)
                                                 -------      ------    -------
Other comprehensive income                       $(4,638)     $1,146    $(3,492)
                                                 =======      ======    =======

Three months ended  March 31, 1998               Before Tax     Tax   Net of Tax
----------------------------------                Amount        ---       Amount
                                                  ------                  ------
Net unrealized (losses) gains on available for
sale investments arising during the year.           $365       $(661)     $(296)
Less: reclassification adjustment for losses
realized in net income                               163         (95)        68
                                                    ----       -----      -----

Other comprehensive income                          $528       $(756)     $(228)
                                                    ====       =====      =====

3. ACQUISITIONS

On March 1, 1999, the Company acquired Captive Resources, Inc. ("CRI") in a business combination accounted for as a pooling of interests. CRI became a wholly-owned subsidiary of the Company through the exchange of 1,058,766 Common Shares for 100% of its outstanding stock.

(In thousands)                                            Three months ended
                                                            March 31, 1998
                                                            --------------

Revenues                                                       $70,615
MRM (1)                                                          1,859
                                                               -------
Acquired company                                               $72,474
                                                               =======
As restated

Net Income available to common shareholders
MRM (1)                                                        $14,905
Acquired company                                                   270
                                                               -------
As restated                                                    $15,175
                                                               =======

(1) As previously-reported in footnote 19 of the December 31, 1998 Form 10-K.

Shareholders' equity at January 1, 1998 was restated as follows:

(In thousands)                 As previously       Acquired         As restated
                                    reported        company

Common shares                       $    388          $  11           $    399
Additional paid-in capital            89,349            (10)            89,339
Accumulated other
comprehensive income                   4,035             --              4,035
Retained earnings                    169,517            285            169,802
                                    --------          -----           --------
Total shareholders' equity          $263,289          $ 286           $263,575
                                    ========          =====           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the Quarter Ended March 31, 1999 and 1998

The results of operations for the quarter ended March 31, 1999 reflect a continuation of growth in Fee income and Net income due to both the addition of new accounts and the growth of existing accounts. The Program Business and Financial Services segments drove this continued strong performance, achieving growth of 41% and 52% respectively. Net income available to common shareholders amounted to $18,799 million or $0.40 per Common Share on a diluted basis for the quarter ended March 31, 1999 representing an increase of 18% on a per share basis over the 1998 period as shown in the tables below.

TABLE 1 - EARNINGS PER SHARE

                                               Three Months Ended March 31,
                                             1999                      1998(a)
                                 -------------------------   --------------------------
                                            ($ thousands except per share data)

                                                 PER                         PER
                                             COMMON SHARE                COMMON SHARE
                                             ------------                ------------

                                            Basic   Diluted            Basic    Diluted

Net income available to
  Common Shareholders            $18,799    $0.44    $0.40   $15,175   $0.38    $0.34
                                 =======    =====    =====   =======   =====    =====

Average number of
  shares outstanding (000's)               42,634   50,411            39,949   49,763
                                           ------   ------            ------   ------

(a) Prior period results have been restated to reflect a pooling of interests following the acquisitions of Captive Resources, Inc., CompFirst, Inc. and the International Advisory Services Group of Companies.

Total revenues amounted to $91.9 million for the quarter ended March 31, 1999 representing an increase of 27% over the corresponding 1998 period. Table II shows the major components of Revenues for these periods.

TABLE II - REVENUES
                                             Three Months Ended March 31,

                                       1999           1998            Increase
                                       ----           ----            --------

Fee income                           $ 45,494       $ 35,824              27%
Premiums earned                        38,785         28,929              34%
Net investment income                   7,221          8,064             (10%)
Realized capital gains (losses)           502           (213)            N/M
Other losses                             (109)          (130)            N/M
                                     --------       --------             ---
Total                                $ 91,893       $ 72,474              27%
                                     ========       ========             ===

Fee income grew by 27% in the first quarter to $45.5 million, as compared to $35.8 million in 1998. Pre-tax profit margins were 36% for the first quarter as compared to 35% in 1998.

SEGMENT ANALYSIS

      The components of Fee income by business segment are illustrated in Table III.

TABLE III - FEE INCOME BY BUSINESS SEGMENT

                                                   Three Months Ended March 31,

                                                 1999           1998    Increase
                                                 ----           ----    --------

Program business fees                          $22,908        $16,207      41%
Corporate risk management fees                  15,025         14,702       2%
Specialty brokerage fees                         3,141          2,013      56%
Financial services fees                          4,420          2,902      52%
                                               -------        -------      --
Total                                          $45,494        $35,824      27%
                                               =======        =======      ==

Program Business

Program Business involves replacing traditional insurers and acting as a conduit between producers of specialty books of business and reinsurers wishing to write that business. The segment accounted for 50% of total Fee Income in the quarter compared to 45% in the corresponding 1998 period. Program Business fees increased by 41% in the first quarter to $22.9 million as compared to $16.2 million in 1998. This resulted from the continued expansion of this business segment both through the growth of existing programs and the addition of new programs. Profit margins were 36% for both quarters.

Gross premiums written increased 27% to $231.9 million for 1999 as compared to $182.4 million in 1998, primarily as a result of the growth within the Program Business segment. Program Business generally involves greater premium volume per unit than Corporate Risk Management business. Premiums earned increased 34% to $38.8 million in the first quarter of 1999, as compared to $28.9 million in the corresponding 1998 period. These increases in Premiums earned were also primarily due to the growth within the Program Business segment.

Corporate Risk Management

Corporate Risk Management, the Company's original business segment, involves providing services to businesses and associations seeking to insure a portion of their risk in a loss sensitive Alternative Market structure. This segment accounted for 33% of total Fee income in the first three months of 1999, down from 41% in 1998. Corporate Risk Management fees increased by 2% in the first quarter to $15.0 million. Profit margins were 44% in the first quarter as compared to 45% in 1998.

Specialty Brokerage

The Company's Specialty Brokerage business segment provides access to Alternative Risk Transfer insurers and reinsurers in Bermuda and Europe. The segment produced $3.1 million of total Fee income in the first three months of 1999 representing 7% of total Fee income. Specialty Brokerage fees grew by 56% in the first quarter as a result of increased business placed in Bermuda and London. Profit margins were 49% in the first quarter, as compared to 15% in the corresponding 1998 period as a result of the increased revenues in 1999.

Financial Services

Financial Services, the Company's newest business segment, provides administrative services to offshore mutual funds and other companies. The segment accounted for 10% of total Fee income for the first quarter of 1999. Fees from Financial Services increased in the quarter by 52% to $4.4 million over the 1998 corresponding period, primarily as a result of an increase in the number of mutual funds under administration to 205 from 150. Profit margins in the Financial Services segment were adversely affected in 1998 and 1999 by the previously announced revised executive incentive plan and staff expansion costs to service new business, but increased to 3% for the first three months of 1999. Excluding the effect of the revised executive incentive plan, the profit margins in this segment would have been 15% for the quarter as compared to 12% in 1998.

Investment Income

Gross investment income decreased by $.5 million or 5.1% to $8.7 million in the first quarter of 1999 over 1998. Net investment income decreased by 10% to $7.2 million in the first three months of 1999 as compared to $8.1 million in 1998 due primarily to the strong investment performance in the first quarter of 1998. Investment yields were 6.7 % in the first quarter of 1999 as compared to 7.9% in the corresponding 1998 period.

TABLE IV - EXPENSES                              Three Months Ended March 31,

                                             1999            1998       Increase
                                             ----            ----       --------

Operating expenses                         $29,100         $23,344         25%
Total insurance costs                       39,724          29,595         34%
Interest expense                             1,602           1,727         (7%)
Other expenses                                 661             366         80%
                                           -------         -------         --
Total                                      $71,087         $55,032         29%
                                           =======         =======         ==

Operating expenses increased 25% to $29.1 million for the quarter, compared to $23.3 million in the first quarter of last year. The increase in Operating expenses is attributable to recent acquisitions, growth in personnel and other expenses resulting from the increased business.

The fluctuations in Total insurance costs are the direct result of the fluctuations in Premiums earned during the quarter.

The effective tax rate was 9.7% in the quarter compared to 13% in the corresponding 1998 period. The decrease in the rate is due mainly to an increase in earnings outside of the United States. This plus the Company's investment in tax-exempt municipal securities, offset by state income taxes and foreign taxes, are the major causes of the difference between the expected federal income tax rate in the United States of 35% plus state income taxes and the Company's effective rates.

LIQUIDITY AND CAPITAL RESOURCES

Total assets increased to $3.2 billion at March 31, 1999 from $3.1 billion at December 31, 1998. Assets held in separate accounts which are principally managed assets attributable to participants in the Company's IPC Programs accounted for approximately 23% of Total assets at March 31, 1999 and December 31, 1998. Total Shareholders' equity increased to $374 million at March 31, 1999 from $343 million at December 31, 1998 primarily as a result of Net income in the year and the issuance of Common Shares on the conversion of Debentures offset by the payment of dividends. Return on equity was 21% for the quarter.

CASH FLOW

Cash flow from operations has historically provided the Company its principal source of liquidity. The negative cash flow from operating activities in the first quarter was due primarily to the Company's Program Business segment not producing the expected levels of cash flow during the quarter but the Company believes it will return to a positive cash flow during the year and will be able to meet its liquidity requirements.

IMPACT OF THE YEAR 2000 ISSUE

The Company began assessing the impact of the Year 2000 issue on its computer hardware and software systems in 1997. Certain systems have been identified for replacement before year-end 1999 due to normal business requirements. The replacement systems will be assessed for Year 2000-related problems. Remediation is expected to continue through the end of the 1999 third quarter at a cost that is not expected to be material to the Company. Currently management has inventoried and is conducting a review of all such systems. As of March 31, 1999, the Company's historical Year 2000 remediation costs have not been material. The Company's lack of legacy systems is fortunate, most of its applications are PC databases, some networked but most from a programming stand point, easily corrected. As of this disclosure date, management has not identified any hardware or software computer system within the Company with a significant Year 2000 compliance problem that is expected to have a materially adverse effect on the Company's financial condition or results of operations. As the Company regularly updates its hardware and software the pure additional cost for Year 2000 compliance should not be material.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      No material changes since December 31, 1998 Form 10-K.

PART II - OTHER INFORMATION

Item 2. Changes in Securities

During the quarter ended March 31, 1999, Registrant issued the following securities in the following transactions which were not registered under the Securities Act of 1933, as amended (the "Act"):

1.    (a)   Securities Sold: 1,058,766 Common Shares of the Registrant on March
            1, 1999.

      (b) No underwriters participated in the sale of the Common Shares. The Common Shares were issued to each of the following:

            NAME                    NUMBER OF COMMON SHARES

            George Rusu                   518,795
            KVH Family Trust              539,971

      (c) The Common Shares were issued at a deemed purchase price of $34.30 per share (aggregate price $36,315,673.80), based upon the market value on the date of issuance. The Common Shares were issued as consideration in connection with the acquisition by the Registrant of Captive Resources, Inc., pursuant to an Agreement and Plan of Merger dated February 26, 1999.

      (d)   An exemption from registration under the Act was claimed based upon
            Section 4(2) as a sale by an issuer not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K

      A. Exhibit 11 - Computation of Net Earnings Per Common Share and Common Share Equivalents.

      Exhibit 27 - Financial Data Schedules

      27.1 Current quarter ended Mar-31-1999
      27.2 Restated FDS for fiscal year ended Dec-31-1998
      27.3 Restated FDS for quarter ended Sep-30-1998
      27.4 Restated FDS for quarter ended Jun-30-1998
      27.5 Restated FDS for quarter ended Mar-31-1998
      27.6 Restated FDS for fiscal year ended Dec-31-1997
      27.7 Restated FDS for quarter ended Sep-30-1997
      27.8 Restated FDS for quarter ended Jun-30-1997
      27.9 Restated FDS for quarter ended Mar-31-1997
      27.10 Restated FDS for fiscal year ended Dec-31-1996

      B. Reports on Form 8-K. No reports on Form 8-K were filed during the three month period ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MUTUAL RISK MANAGEMENT LTD.

                                        /s/ James C. Kelly
                                        ----------------------------------------
                                        James C. Kelly
                                        Senior Vice President, Chief Financial
                                        Officer and Authorized Signatory

Date:  May 13, 1999