Form 10-Q
period 1999-06-30
MUTUAL RISK MANAGEMENT LTD
filed 1999-08-13
CIK 826918

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended June 30, 1999.

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

                YES  [X]          NO  [ ]

The number of outstanding shares of the registrant's Common Stock, $0.01 par value, as of June 30, 1999 was 43,518,826.

                          MUTUAL RISK MANAGEMENT LTD.

                                   I N D E X



Part I.  Financial Information:

   Item 1.  Financial Statements:

     Unaudited Consolidated Statements of Income and Comprehensive Income
     for the quarter and six month periods ended June 30, 1999 and 1998               3

     Unaudited Consolidated Balance Sheets at June 30, 1999
     and December 31, 1998                                                            4

     Unaudited Consolidated Statements of Cash Flows for the
     six month periods ended June 30, 1999 and 1998                                   5

     Unaudited Consolidated Statements of Changes in Shareholders' Equity for
     the periods ended June 30, 1999 and December 31, 1998                            6

     Notes to Unaudited Consolidated Financial Statements at
     June 30, 1999                                                                    7-8

   Item 2.  Management's Discussion and Analysis of Financial                         9-15
              Condition and Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures about                            15
              Market Risk

PART II. Other Information:

   Item 2.  Changes in Securities                                                     16
   Item 4.  Submission of matters to a vote of Security Holders                       16
   Item 6.  Exhibits and Reports on Form 8-K                                          17

Signatures                                                                            18

Exhibits

     Exhibit 3(ii) - Amended Bye-laws of the Company
     Exhibit 11 - Computation of Net Earnings per Common
       Share and Common Share Equivalents
     Exhibit 27 - Financial Data Schedule

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                                           Quarter ended June 30,             Six months ended June 30,
                                                           1999           1998 (a)              1999        1998 (a)
REVENUES
 Fee income                                            $ 45,784,153       $37,887,248       $ 91,278,028      $ 73,711,689
 Premiums earned                                         50,233,190        20,877,189         89,017,827        49,806,383
 Net investment income                                    9,442,791         7,158,854         16,663,438        15,223,346
 Realized capital losses                                 (1,531,951)         (944,594)        (1,029,574)       (1,157,247)
 Other (losses) income                                     (111,545)          174,803           (220,485)           43,501
                                                       ------------       -----------       ------------      ------------
     Total Revenues                                     103,816,638        65,153,500        195,709,234       137,627,672
                                                       ------------       -----------       ------------      ------------

EXPENSES
 Losses and loss expenses incurred                       41,563,127        12,378,364         67,792,538        33,877,354
 Acquisition costs                                        9,918,526         8,795,924         23,413,737        16,891,793
 Operating expenses                                      30,436,875        23,673,281         59,537,010        47,017,148
 Interest expense                                         1,521,272         1,717,338          3,123,346         3,444,671
 Other expenses                                             663,646           440,082          1,323,814           806,394
                                                       ------------       -----------       ------------      ------------
    Total Expenses                                       84,103,446        47,004,989        155,190,445       102,037,360
                                                       ------------       -----------       ------------      ------------

INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST                                        19,713,192        18,148,511         40,518,789        35,590,312
 Income taxes                                             1,615,299         2,056,911          3,629,584         4,324,207
                                                       ------------       -----------       ------------      ------------

INCOME BEFORE MINORITY INTEREST                          18,097,893        16,091,600         36,889,205        31,266,105
Minority interest                                            (2,650)                0              4,975                 0
                                                       ------------       -----------       ------------      ------------
Net income available to common shareholders              18,095,243        16,091,600         36,894,180        31,266,105

Other comprehensive income, net of tax:
 Unrealized losses on investments, net                   (7,332,063)         (332,609)       (10,824,111)         (561,079)
     of reclassification adjustment                    ------------       -----------       ------------      ------------

COMPREHENSIVE INCOME                                   $ 10,763,180       $15,758,991       $ 26,070,069      $ 30,705,026
                                                       ============       ===========       ============      ============

EARNINGS PER COMMON SHARE:
 Net income available to Common Shareholders:

 Basic EPS                                                    $0.42             $0.39              $0.86             $0.77
                                                       ============       ===========       ============      ============

 Diluted EPS                                                  $0.39             $0.35              $0.79             $0.69
                                                       ============       ===========       ============      ============

 Dividends per share                                          $0.06             $0.05              $0.12             $0.10
                                                       ============       ===========       ============      ============

 Weighted average number of Common
 Shares outstanding - basic                              43,411,317        41,379,758         43,024,869        40,668,137
                                                       ============       ===========       ============      ============
 Weighted average number of Common
 Shares outstanding - diluted                            50,600,829        50,240,888         50,507,111        50,005,344
                                                       ============       ===========       ============      ============

(a) Prior period results have been restated to reflect a pooling of interests following the acquisition of Captive Resources, Inc.,CompFirst, Inc. and the International Advisory Services Group of Companies.


     See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                          June 30,          December 31,
                                                                           1999               1998(a)
ASSETS
 Cash and cash equivalents                                           $   76,651,571        $  117,422,652
 Investments :  Held in available for sale account at fair
  value (Amortized cost $459,313,155; 1998 - $455,648,153)              450,078,219           460,624,263
                                                                     --------------        --------------
 Total marketable investments                                           526,729,790           578,046,915

 Other investments                                                       21,635,318            22,473,945
 Investment income due and accrued                                        4,167,636             5,252,341
 Accounts receivable                                                    469,631,064           353,869,570
 Reinsurance receivables                                              1,219,961,317         1,079,562,857
 Deferred expenses                                                       35,891,894            27,215,385
 Prepaid reinsurance premiums                                           262,951,860           206,486,764
 Fixed assets                                                            23,624,972            19,671,107
 Deferred tax benefit                                                     3,567,307               898,853
 Goodwill                                                                51,587,208            52,901,100
 Other assets                                                            13,148,036             5,615,792
 Assets held in separate accounts                                       737,178,765           722,262,819
                                                                     --------------        --------------
 Total Assets                                                        $3,370,075,167        $3,074,257,448
                                                                     ==============        ==============
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
 Reserve for losses and loss expenses                                $1,342,604,841        $1,190,425,877
 Reserve for unearned premiums                                          309,099,700           241,893,089
 Pension fund reserves                                                   70,125,012            79,753,421
 Claims deposit liabilities                                              33,291,687            37,447,768
 Accounts payable                                                       285,405,876           243,418,491
 Accrued expenses                                                         8,485,195            12,051,758
 Taxes payable                                                           20,641,906            14,849,898
 Loans payable                                                            3,523,223             3,537,671
 Prepaid fees                                                            52,078,977            47,126,199
 Debentures                                                             114,093,336           125,485,201
 Other liabilities                                                        7,824,630            12,839,258
 Liabilities related to separate accounts                               737,178,765           722,262,819
                                                                     --------------        --------------
      Total Liabilities                                               2,984,353,148         2,731,091,450
                                                                     ==============        ==============

SHAREHOLDERS' EQUITY
 Common Shares - Authorized 180,000,000  (par value $0.01)
            Issued 43,518,826 (1998 - 42,205,596)                           435,188               422,056
 Additional paid-in capital                                             137,520,960           114,916,045
 Accumulated other comprehensive  income (loss)                          (6,367,330)            4,456,781
 Retained earnings                                                      254,133,201           223,371,116
                                                                     --------------        --------------
 Total Shareholders' Equity                                             385,722,019           343,165,998
                                                                     --------------        --------------
 Total Liabilities & Shareholders' Equity                            $3,370,075,167        $3,074,257,448
                                                                     ==============        ==============

(a) Prior period results have been restated to reflect a pooling of interests following the acquisition of Captive Resources, Inc.


     See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Six Months Ended June 30,
NET CASH FLOW FROM OPERATING ACTIVITIES                                     1999                 1998(a)
Net income                                                              $  36,894,180         $ 31,266,105
Items not affecting cash:
 Depreciation                                                               3,228,371            2,870,901
 Amortization of investments                                                 (919,120)           4,526,222
 Net (gain) loss on sale of investments                                     1,392,924              (96,928)
 Other investment (gains) losses                                             (360,916)            (599,114)
 Amortization of convertible debentures                                     3,028,535            3,332,384
 Deferred tax benefit                                                         718,481           (1,862,355)
 Other items, net                                                           1,028,200              462,123
Net changes in non-cash balances relating to operations:
 Accounts receivable                                                     (115,761,494)         (82,804,982)
 Reinsurance receivables                                                 (140,398,460)         (86,712,221)
 Investment income due and accrued                                          1,084,705             (426,284)
 Deferred expenses                                                         (8,676,509)           3,450,938
 Prepaid reinsurance premiums                                             (56,465,096)         (48,617,031)
 Other assets                                                              (7,532,244)           1,110,784
 Reserve for losses and loss expenses                                     152,178,964           88,920,094
 Prepaid fees                                                               4,952,777            4,215,707
 Reserve for unearned premium                                              67,206,611           52,456,459
 Accounts payable                                                          41,987,385           33,959,589
 Taxes payable                                                              5,792,008            1,532,856
 Accrued expenses                                                          (3,566,563)             467,775
 Other liabilities                                                         (5,156,510)           1,504,710
                                                                        -------------         ------------
NET CASH (APPLIED TO) FROM OPERATING ACTIVITIES                           (19,343,771)           8,957,732
                                                                        -------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of investments - Available for sale                    40,188,085           52,307,121
 Proceeds from maturity of investments - Available for sale                33,683,069           26,622,831
 Fixed assets purchased                                                    (7,213,937)          (5,959,809)
 Investments purchased - Available for sale                               (78,009,960)         (82,712,167)
 Acquisitions and other investments                                           924,866          (10,145,734)
 Proceeds from sale of other investments                                      576,522            2,928,891
 Other items, net                                                              28,047                5,309
                                                                        -------------         ------------
NET CASH APPLIED TO INVESTING ACTIVITIES                                   (9,823,308)         (16,953,558)
                                                                        -------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Loan repayment & interest received                                                 -              388,683
 Loan (repaid) received                                                       (14,448)              (9,517)
 Proceeds from shares issued                                                8,185,147            4,505,321
 Claims deposit liabilities                                                (4,156,081)             975,406
 Pension fund reserves                                                     (9,628,409)                   -
 Dividends paid                                                            (5,990,211)          (5,224,916)
                                                                        -------------         ------------
NET CASH (APPLIED TO) FROM FINANCING  ACTIVITIES                          (11,604,002)             634,977
                                                                        -------------         ------------
 Net decrease in cash and cash equivalents                                (40,771,081)          (7,360,849)
 Cash and cash equivalents at beginning of period                         117,422,652           82,706,146
                                                                        -------------         ------------
Cash and cash equivalents at end of period                              $  76,651,571         $ 75,345,297
                                                                        =============         ============
Supplemental cash flow information:
 Interest paid                                                          $      94,811         $    112,287
                                                                        =============         ============
 Income taxes paid, net                                                 $           0         $  4,063,973
                                                                        =============         ============

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

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                      Common
                                                          Change in                    Share         Dividend
                               Opening       Shares      Unrealized        Net       Dividends       Acquired       Closing
                               Balance       Issued    (Loss) Gain (1)    Income    Declared (2)    Companies (3)   Balance
Six Months Ended June 30, 1999
------------------------------
Common Shares                $    422,056  $    13,132  $          -   $         -  $         -     $       -   $    435,188
Additional paid-in capital    114,916,045   22,604,915             -             -            -             -    137,520,960
Accumulated other
comprehensive income (loss)     4,456,781            -   (10,824,111)            -            -             -     (6,367,330)
Retained earnings             223,371,116            -             -    36,894,180   (5,241,159)     (890,936)   254,133,201
                             ------------  -----------  ------------   -----------  -----------     ---------   ------------
Total Shareholders' Equity
at June 30, 1999             $343,165,998  $22,618,047  $(10,824,111)  $36,894,180  $(5,241,159)    $(890,936)  $385,722,019
                             ============  ===========  ============   ===========  ===========     =========   ============

Year Ended December 31, 1998 (4)(5)
-----------------------------------
Common Shares                $    398,795  $    23,261  $          -   $         -  $         -     $       -   $    422,056
Additional paid-in capital     89,339,040   25,577,005             -             -            -             -    114,916,045
Accumulated other
comprehensive income            4,035,397            -       421,384             -            -             -      4,456,781
Retained earnings             169,801,514            -             -    64,527,198   (8,827,418)   (2,130,178)   223,371,116
                             ------------  -----------  ------------   -----------  -----------     ---------   ------------
Total Shareholders' Equity
at December 31, 1998         $263,574,746  $25,600,266      $421,384   $64,527,198  $(8,827,418)  $(2,130,178)  $343,165,998
                             ============  ===========  ============   ===========  ===========     =========   ============

(1)  Net of reclassification adjustment, net of tax (See Note 2).

(2) Dividend per share amounts were $.12 and $.21 for the six months ended June 30, 1999 and the year ended December 31, 1998, respectively.

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

(5)  See Note 3.



     See Accompanying Notes to Unaudited Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999


1. INTERIM ACCOUNTING POLICY

   In the opinion of management of the Company, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of operations and cash flows for the quarter and six months ended June 30, 1999 and 1998. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the quarter and six months ended June 30, 1999 are not necessarily indicative of what operating results may be for the full year.

2.   COMPREHENSIVE INCOME

Statement 130 requires unrealized gains or losses on the Company's available for sale investments, to be included in Other comprehensive income.

                                    Six Months ended June 30, 1999                  Quarter ended June 30, 1999
(In thousands)                  Before tax                   Net of tax       Before tax                   Net of tax
                                  Amount         Tax          Amount            Amount         Tax           Amount
                                ----------       ---         ----------       ----------       ---         ----------
Net unrealized (losses)
 gains on available for
 sale investments arising
 during the period.             $(15,604)       $3,403       $(12,201)        $(11,100)        $2,289      $(8,811)
Less: reclassification
 adjustment for gains
 realized in net income            1,393           (16)         1,377            1,527            (48)       1,479
                                  ------         -----         ------           ------          -----        -----
Other comprehensive income      $(14,211)       $3,387       $(10,824)        $ (9,573)        $2,241      $(7,332)
                                  ======         =====         ======           ======          =====        =====
                                    Six Months ended June 30, 1998                  Quarter ended June 30, 1998
(In thousands)                  Before tax                   Net of tax       Before tax                   Net of tax
                                  Amount         Tax          Amount            Amount         Tax           Amount
                                ----------       ---         ----------       ----------       ---         ----------
Net unrealized gains
 (losses) on available for
 sale investments arising
 during the period.             $ (2,336)          651       $ (1,685)        $ (2,701)        $1,312      $(1,389)
Less: reclassification
 adjustment for losses
 realized in net income            1,706          (582)         1,124            1,544           (487)       1,057
                                  ------         -----         ------           ------          -----        -----
Other comprehensive income      $   (630)       $   69       $   (561)        $ (1,157)        $  825      $  (332)
                                  ======         =====         ======           ======          =====        =====

3.   ACQUISITIONS

On March 1, 1999, the Company acquired Captive Resources, Inc. ("CRI") in a business combination accounted for as a pooling of interests. CRI became a wholly owned subsidiary of the Company through the exchange of 1,058,766 Common Shares for 100% of its outstanding stock.




(In thousands)                                 Quarter  ended  Six Months ended
                                               June 30, 1998    June 30, 1998
                                               --------------  ----------------
Revenues
MRM (1)                                               $63,120          $133,735
Acquired company                                        2,034             3,893
                                                      -------          --------
As restated                                           $65,154          $137,628
                                                      =======          ========

Net Income available to common shareholders
MRM (1)                                               $15,490          $ 30,395
Acquired company                                          602               871
                                                      -------          --------
As restated                                           $16,092          $ 31,266
                                                      =======          ========

(1)  As previously-reported in footnote 19 of the December 31, 1998 Form 10-K.


Shareholders' equity at January 1, 1998 was restated as follows:

(In thousands)                As previously  Acquired   As restated
                                reported      company
Common shares                      $    388      $ 11      $    399
Additional paid-in capital           89,349       (10)       89,339
Accumulated other
comprehensive income                  4,035         -         4,035
Retained earnings                   169,517       285       169,802
                                   --------      ----      --------
Total shareholders' equity         $263,289      $286      $263,575
                                   ========      ====      ========

4.   SEGMENT INFORMATION                                          Quarter ended June 30,            Six Months ended June 30,
                                                                    1999          1998               1999              1998
Revenue

           Program Business                                       $ 26,047       $19,537           $ 48,955          $ 35,744
           Corporate Risk Management                                11,803        12,690             26,828            27,392
           Specialty Brokerage                                       3,300         2,444              6,441             4,458
           Financial Services                                        4,634         3,216              9,054             6,118
           Underwriting                                             50,233        20,877             89,018            49,806
           Net investment income                                     7,911         6,215             15,633            14,066
           Other                                                      (111)          175               (220)               43
                                                           -----------------------------    ---------------------------------
           Total                                                  $103,817       $65,154           $195,709          $137,627
                                                           -----------------------------    ---------------------------------



Income before income taxes and Minority interest

           Program Business                                       $  9,333       $ 8,002           $ 17,499          $ 13,756
           Corporate Risk Management                                 4,553         5,333             11,100            11,918
           Specialty Brokerage                                       1,264           823              2,792             1,129
           Financial Services                                          197            56                349              (108)
           Underwriting                                             (1,249)         (297)            (2,188)             (963)
           Net investment income                                     6,390         4,498             12,511            10,621
           Other                                                      (775)         (266)            (1,544)             (763)
                                                           -----------------------------    ---------------------------------
           Total                                                  $ 19,713       $18,149           $ 40,519          $ 35,590
                                                           -----------------------------    ---------------------------------

  The subsidiaries' accounting records do not capture information by reporting segment sufficient to determine identifiable assets by such reporting segments.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the Quarter and Six Months ended june 30, 1999 and 1998

The results of operations for the quarter and six months ended June 30, 1999 reflect a continuation of growth in Fee income and Net income due primarily to the growth of existing accounts. Net income available to common shareholders amounted to $36.9 million or $0.79 per Common Share on a diluted basis for the six months ended June 30, 1999, representing an increase of 14% on a per share basis over the corresponding period as shown in the tables below.

TABLE 1 - EARNINGS PER SHARE

                                              Second Quarter to June 30,
                                            1999                    1998 (a)
                                -------------------------  -------------------------
                                            ($ thousands except per share data)

                                                PER                         PER
                                           COMMON SHARE                COMMON SHARE
                                         ----------------            ----------------
                                          Basic   Diluted             Basic   Diluted
Net income available to
  Common Shareholders           $18,095  $  0.42  $  0.39   $16,092  $  0.39  $  0.35
                                =======  =======  =======  ========  =======  =======
Average number of
  shares outstanding (000's)              43,411   50,601             41,380   50,241
                                         -------  -------            -------  -------


                                              Six Months ended June 30,
                                            1999                    1998 (a)
                                -------------------------  -------------------------
                                            ($ thousands except per share data)

                                                PER                         PER
                                           COMMON SHARE                COMMON SHARE
                                         ----------------            ----------------
                                          Basic   Diluted             Basic   Diluted
Net income available to
  Common Shareholders           $36,894  $  0.86  $  0.79  $31,266  $  0.77  $  0.69
                                =======  =======  =======  =======  =======  =======
Average number of
  shares outstanding (000's)              43,025   50,507            40,668   50,005
                                         -------  -------           -------  -------

(a) Prior period results have been restated to reflect a pooling of interests following the acquisitions of Captive Resources, Inc., CompFirst, Inc. and the International Advisory Services Group of Companies.


Total revenues amounted to $103.8 million and $195.7 million for the quarter and six months ended June 30, 1999, representing increases of 59% and 42% over the corresponding 1998 periods. Table II shows the major components of Revenues for these periods.

TABLE II - REVENUES

                                               Periods to June 30,
                                                  (In thousands)
                              Second Quarter                   Six Months
                             1999       1998     Growth     1999       1998     Growth
                           ---------  --------  --------  ---------  ---------  -------
Fee income                 $ 45,784   $37,887       21%   $ 91,278   $ 73,712       24%
Premiums earned              50,233    20,877      141%     89,018     49,806       79%
Net investment income         9,443     7,159       32%     16,663     15,223        9%
Realized capital losses      (1,532)     (944)     (62%)    (1,030)    (1,157)      11%
Other income                   (111)      175       NM        (220)        43       NM
                           --------   -------             --------   --------
                           $103,817   $65,154       59%   $195,709   $137,627       42%
                           ========   =======             ========   ========

SEGMENT ANALYSIS

     The components of Fee income by business segment are illustrated in Table III.

TABLE III - FEE INCOME BY BUSINESS SEGMENT

                                        Periods to June 30,
                        Second Quarter                Six Months
                        1999     1998     Growth    1999     1998     Growth
                       -------  -------  --------  -------  -------  --------

Program business       $26,047  $19,537      33%   $48,955  $35,744      37%
Corporate risk
  management            11,803   12,690      (7%)   26,828   27,392      (2%)
Specialty brokerage      3,300    2,444      35%     6,441    4,458      44%
Financial services       4,634    3,216      44%     9,054    6,118      48%
                       -------  -------            -------  -------
Total                  $45,784  $37,887      21%   $91,278  $73,712      24%
                       =======  =======            =======  =======

Program Business

Program Business involves replacing traditional insurers and acting as a conduit between producers of specialty books of business and reinsurers wishing to write that business. The segment accounted for 57% of total Fee Income in the quarter and 54% for the first six months of 1999 compared to 52% and 48% in the corresponding 1998 periods. Program Business fees increased 33% in the second quarter to $26.0 million and 37% to $49.0 million in the first six months as compared to $19.5 million and $35.7 million, respectively, in 1998. This resulted from the continued expansion of this business segment especially through the growth of existing programs. Profit margins were 36% for both the quarter and six months of 1999, down from 41% and 38% for the corresponding periods of 1998. However, excluding underwriting management operations, margins in the Program Business segment remained flat at approximately 47% for all periods.

Gross premiums written increased 27% to $556 million for the first six months of 1999 as compared to $436 million in 1998, primarily as a result of the growth within the Program Business segment. Program Business generally involves greater premium volume per unit than Corporate Risk Management business. Premiums earned increased 141% to $50.2 million in the second quarter and 79% to $89.0 million in the first six months of 1999, as compared to $20.9 million and $49.8 million in the corresponding 1998 periods. These increases in Premiums earned were also primarily due to the growth within the Program Business segment.

Corporate Risk Management

Corporate Risk Management, the Company's original business segment, involves providing services to businesses and associations seeking to insure a portion of their risk in a loss sensitive Alternative Market structure. This segment accounted for 26% of total Fee income in the second quarter and 29% for the first six months of 1999, down from 33% and 38% in the corresponding 1998 periods. Corporate Risk Management fees decreased by 7% in the second quarter to $11.8 million, compared to $12.7 million in the second quarter of 1998, and by 2% in the first six months to $26.8 million, compared to $27.4 million in 1998, reflecting the continuation of the soft insurance market cycle for commercial risks. Profit margins were 39% in the second quarter and 41% for the first six months of 1999, compared to 42% and 44% in the corresponding 1998 periods.

Specialty Brokerage

The Company's Specialty Brokerage business segment provides access to Alternative Risk Transfer insurers and reinsurers in Bermuda and Europe. The segment produced $3.3 million of total Fee income in the second quarter and $6.4 million in the first six months of 1999, representing 7% of total Fee income in both the second quarter and the first six months. Specialty Brokerage fees grew by 35% in the second quarter and 44% in the first six months of 1999 from $2.4 million and $4.5 million in the corresponding 1998 periods as a result of increased business placed in Bermuda and London. Profit margins increased to 38% in the second quarter and to 43% for the first six months from 34% and 25% in the corresponding 1998 periods as a result of the increased revenues.


Financial Services

Financial Services, the Company's newest business segment, provides administrative services to offshore mutual funds and other companies. The segment accounted for 10% of total Fee income for both the second quarter and six month periods of 1999. Fees from Financial Services increased in the quarter by 44% to $4.6 million over the 1998 corresponding period, and by 48% to $9.1 million for the half year, primarily as a result of an increase in the number of mutual funds under administration from 163 at June 30, 1998 to 237. Profit margins in the Financial Services segment have been adversely affected in 1998 and 1999 by the previously announced revised executive incentive plan and staff expansion costs to service new business, but increased to 4% in both the second quarter and the first six months of 1999. Excluding the effect of the revised executive incentive plan, the profit margins in this segment would have been 15% for both the quarter and six months as compared to 20% and 15% for the corresponding 1998 periods.

Investment Income

Gross investment income increased by $1.6 million or 9.3% to $18.8 million in the first six months of 1999 over the corresponding 1998 period primarily as a result of an increase in the yield on invested assets.

Net investment income increased by 32% to $9.4 million in the second quarter and by 9% to $16.7 million for the first six months of 1999. Investment yields rose to 9.0% in the second quarter and 7.8% for the first six months of 1999 as compared to 7.0% and 7.5% in 1998. The increase in yield in the quarter was due to higher rates of return on invested assets in Bermuda and the inclusion of income from one of the Company's programs accounted for as Claims deposit liabilities which resulted from a change in the structure of the program. This increased yield was partly offset by Realized capital losses in the portfolio.

TABLE IV - EXPENSES

                                             Periods to June 30,
                          Second Quarter                   Six Months
                          1999     1998     Increase     1999      1998     Increase
                         -------  -------  ----------  --------  --------  ----------

Operating expenses       $30,437  $23,673        29%   $ 59,537  $ 47,017        27%
Total insurance costs     51,482   21,174       143%     91,206    50,769        80%
Interest expense           1,521    1,717       (11%)     3,123     3,445        (9%)
Other expenses               664      441        51%      1,324       806        64%
                         -------  -------              --------  --------
     Total               $84,104  $47,005        79%   $155,190  $102,037        52%
                         =======  =======              ========  ========

Operating expenses increased 29% to $30.4 million for the quarter, compared to $23.7 million in the second quarter of last year, and increased 27% to $59.5 million for the first six months of 1999, compared to $47.0 million in the first six months of 1998. The increase in Operating expenses is attributable to growth in personnel and other expenses resulting from the increased business as well as recent acquisitions. Excluding these acquisitions, the increase in operating expenses would have been 22% for the second quarter and 20% for the six months.

The increases in Total insurance costs are the direct result of the increases in premiums earned during the quarter and six months.

The effective tax rate was 8.2% in the quarter and 9.0% for the six months of 1999 compared to 11.3% and 12.2% in the corresponding 1998 periods. The decrease in the quarterly and six month rates is due mainly to an increase in earnings outside of the United States. This, plus the Company's investment in tax-exempt municipal securities and the tax benefit derived from the exercise of employee stock options, offset by state income taxes and foreign taxes, are the major causes of the difference between the expected federal income tax rate in the United States of 35% plus state income taxes and the Company's effective rates.

LIQUIDITY AND CAPITAL RESOURCES

Total assets increased to $3.4 billion at June 30, 1999 from $3.1 billion at December 31, 1998. Assets held in separate accounts which are principally managed assets attributable to participants in the Company's IPC Programs accounted for approximately 22% of Total assets at June 30, 1999 and 23% at December 31, 1998. Total Shareholders' equity increased to $386 million at June 30, 1999 from $343 million at December 31, 1998 primarily as a result of Net income in the period and the issuance of Common Shares on the conversion of Debentures offset by the payment of dividends and the change in the unrealized loss on investments. Return on equity was 20% for the first six months of 1999.


CASH FLOW

Cash flow from operations has historically provided the Company its principal source of liquidity. Cash flow was negative in the quarter, but improved from the first quarter where negative cash flow resulted from the Company's Program Business segment not producing the expected levels of cash flow. The Company believes it will return to a positive cash flow during the year and will be able to meet its liquidity requirements.


IMPACT OF THE YEAR 2000 ISSUE

The Company began assessing the impact of the Year 2000 issue on its computer hardware and software systems in 1997. Certain systems have been identified for replacement before year-end 1999 due to normal business requirements. The replacement systems will be assessed for Year 2000-related problems. Remediation is expected to continue through the end of the 1999 third quarter. Currently management has inventoried and is conducting a review of all such systems. As of June 30, 1999, the Company's historical Year 2000 remediation costs have not been material and future costs are not expected to exceed $.5 million. The Company's lack of legacy systems is fortunate, most of its applications are PC databases, some networked but most from a programming stand point, easily corrected. As of this disclosure date, management has not identified any hardware or software computer system within the Company with a significant Year 2000 compliance problem that is expected to have a materially adverse effect on the Company's financial condition or results of operations. As the Company regularly updates its hardware and software the pure additional cost for Year 2000 compliance should not be material.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     No material change from the disclosure set forth in the Company's Form 10-K for the year ended December 31, 1998.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities.

     At the 1999 Annual General Meeting of the Shareholders held on May 19, 1999, the Common Shareholders of the Company approved the increase in the number of Common Shares authorized for issuance from 60 million to 180 million.

Item 4.  Submission of matters to a vote of Security Holders.

     The Company held its 1999 Annual General Meeting of Shareholders on May 19, 1999. The following are the results of the voting on the various matters considered at the meeting:

(i)   Election of Directors.

          NOMINEE               FOR                     WITHHELD

          John Kessock, Jr.     35,276,249              74,238
          Glenn R. Partridge    35,272,343              78,144
          Beverly H. Patrick    35,274,389              76,098
          Robert A. Mulderig    35,275,857              74,630

(ii) Approval of an increase in the Authorized Share Capital by increasing the number of Common Shares from 60 million to 180 million.

          For:        28,791,680
          Against:     6,532,764
          Abstain:        26,043

(iii) Approval of the Company's 1998 Long-Term Incentive Plan.

          For:        21,922,033
          Against:     7,072,044
          Abstain:        47,134

(iv)  Appointment of Ernst & Young as the Company's Auditors

          For:        35,316,009
          Against:    14,687
          Abstain:    19,791

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibit 3(ii)  -  Amended Bye-laws of the Company.

             Exhibit 11 - Computation of Net Earnings Per Common Share and
                          Common Share Equivalents.

             Exhibit 27 - Financial Data Schedule

             27.1  Current quarter ended June 30, 1999


         B. Reports on Form 8-K. No reports on Form 8-K were filed during the three month period ended June 30, 1999.

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

Date: August 12, 1999