Form 10-Q
period 1999-09-30
MUTUAL RISK MANAGEMENT LTD
filed 1999-11-12
CIK 826918

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended September 30, 1999.

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

                      YES  [X]               NO  [ ]

The number of outstanding shares of the registrant's Common Stock, $0.01 par value, as of September 30, 1999 was 43,705,464.

                          MUTUAL RISK MANAGEMENT LTD.

                                   I N D E X



PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements:
     Unaudited Consolidated Statements of Income and Comprehensive Income
     for the quarter and nine month periods ended September 30, 1999 and 1998                                                  3

     Unaudited Consolidated Balance Sheets at September 30, 1999
     and December 31, 1998                                                                                                     4

     Unaudited Consolidated Statements of Cash Flows for the
     nine month periods ended September 30, 1999 and 1998                                                                      5

     Unaudited Consolidated Statements of Changes in  Shareholders'
      Equity for the periods ended September 30, 1999 and December 31, 1998                                                    6

     Notes to Unaudited Consolidated Financial Statements at
     September 30, 1999                                                                                                        7-9

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                                                  10-15
               CONDITION AND RESULTS OF OPERATIONS

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                                                                     15
               MARKET RISK

PART II. OTHER INFORMATION:

   ITEM 5.  OTHER INFORMATION                                                                                                  16

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                                   16


SIGNATURES                                                                                                                     17

EXHIBITS

     Exhibit 11 - Computation of Net Earnings per Common
       Share and Common Share Equivalents
     Exhibit 27 - Financial Data Schedule

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME

                                                           Quarter ended Sept. 30,             Nine months ended Sept. 30,
                                                           1999           1998 (a)             1999               1998 (a)
REVENUES
 Fee income                                            $ 45,697,290       $41,985,629     $136,975,318       $115,697,318
 Premiums earned                                         50,552,591        24,186,718      139,570,418         73,993,101
 Net investment income                                    8,555,846         6,578,801       25,219,284         21,802,147
 Realized capital (losses) gains                         (2,194,823)           58,321       (3,224,397)        (1,098,925)
 Other income (losses)                                       12,483           125,471         (208,003)           168,971
                                                       ------------       -----------     ------------       ------------
 Total Revenues                                         102,623,387        72,934,940      298,332,620        210,562,612
                                                       ------------       -----------     ------------       ------------

EXPENSES
 Losses and loss expenses incurred                       48,131,182        17,759,474      115,923,720         51,636,828
 Acquisition costs                                       16,826,623         7,150,223       40,240,360         24,042,015
 Operating expenses                                      33,392,307        26,499,740       92,929,317         73,516,888
 Interest expense                                         1,537,445         1,684,923        4,660,791          5,129,594
 Other expenses                                             670,720           531,128        1,994,534          1,337,522
                                                       ------------       -----------     ------------       ------------
 Total Expenses                                         100,558,277        53,625,488      255,748,722        155,662,847
                                                       ------------       -----------     ------------       ------------

INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST                                         2,065,110        19,309,452       42,583,898         54,899,765
 Income tax (benefit) expense                            (3,300,523)        2,254,784          329,060          6,578,991
                                                       ------------       -----------     ------------       ------------

INCOME BEFORE MINORITY INTEREST                           5,365,633        17,054,668       42,254,838         48,320,774
Minority interest                                            (4,551)           42,687              424             42,687
                                                       ------------       -----------     ------------       ------------
Net income available to common shareholders               5,361,082        17,097,355       42,255,262         48,363,461

Other comprehensive income, net of tax:
 Unrealized (losses) gains on investments, net
 of reclassification adjustment                          (3,611,993)        1,802,015      (14,436,104)         1,240,936
                                                       ------------       -----------     ------------       ------------
COMPREHENSIVE INCOME                                   $  1,749,089       $18,899,370     $ 27,819,158       $ 49,604,397
                                                       ============       ===========     ============       ============

EARNINGS PER COMMON SHARE:
 Net income available to Common Shareholders:

 Basic EPS                                                    $0.12             $0.41            $0.98              $1.18
                                                       ============       ===========     ============       ============

 Diluted EPS                                                  $0.12             $0.37            $0.93              $1.06
                                                       ============       ===========     ============       ============

 Dividends per share                                          $0.06             $0.05            $0.18              $0.15
                                                       ============       ===========     ============       ============

 Weighted average number of Common
 Shares outstanding - basic                              43,583,086        41,730,688       43,214,037         41,026,217
                                                       ============       ===========     ============       ============
     Weighted average number of Common
 Shares outstanding - diluted                            44,452,265(b)     50,439,947       50,397,988         50,153,240
                                                       ============       ===========     ============       ============

(a) Prior period results have been restated to reflect a pooling of interests following the acquisition of Captive Resources, Inc.,CompFirst, Inc. and the International Advisory Services Group of Companies.
(b) Excludes the conversion of Convertible Debentures which have an anti-dilutive effect.

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,         DECEMBER 31,
                                                                         1999                 1998(a)
ASSETS
 Cash and cash equivalents                                           $  108,188,272        $  117,422,652
 Investments :  Held in available for sale account at fair
  value (Amortized cost $442,577,307; 1998 - $455,648,153)              428,692,935           460,624,263
                                                                     --------------        --------------
 Total marketable investments                                           536,881,207           578,046,915

 Other investments                                                       22,135,140            22,473,945
 Investment income due and accrued                                        3,751,411             5,252,341
 Accounts receivable                                                    491,657,806           353,869,570
 Reinsurance receivables                                              1,460,878,736         1,079,562,857
 Deferred expenses                                                       34,312,592            27,215,385
 Prepaid reinsurance premiums                                           263,966,580           206,486,764
 Fixed assets                                                            25,872,294            19,671,107
 Deferred tax benefit                                                     4,688,046               898,853
 Goodwill                                                                51,546,232            52,901,100
 Other assets                                                             7,737,656             5,615,792
 Assets held in separate accounts                                       701,163,252           722,262,819
                                                                     --------------        --------------
 Total Assets                                                        $3,604,590,952        $3,074,257,448
                                                                     ==============        ==============
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
 Reserve for losses and loss expenses                                $1,587,371,474        $1,190,425,877
 Reserve for unearned premiums                                          317,745,222           241,893,089
 Pension fund reserves                                                   69,796,910            79,753,421
 Claims deposit liabilities                                              30,626,287            37,447,768
 Accounts payable                                                       301,194,777           243,418,491
 Accrued expenses                                                        12,134,150            12,051,758
 Taxes payable                                                           15,480,113            14,849,898
 Loans payable                                                            4,125,295             3,537,671
 Prepaid fees                                                            54,285,960            47,126,199
 Debentures                                                             115,577,776           125,485,201
 Other liabilities                                                        8,689,580            12,839,258
 Liabilities related to separate accounts                               701,163,252           722,262,819
                                                                     --------------        --------------
  TOTAL LIABILITIES                                                   3,218,190,796         2,731,091,450
                                                                     --------------        --------------

SHAREHOLDERS' EQUITY
 Common Shares - Authorized 180,000,000  (par value $0.01)
            Issued 43,705,464 (1998 - 42,205,596)                           437,055               422,056
 Additional paid-in capital                                             139,509,706           114,916,045
 Accumulated other comprehensive (loss) income                           (9,979,323)            4,456,781
 Retained earnings                                                      256,432,718           223,371,116
                                                                     --------------        --------------
 Total Shareholders' Equity                                             386,400,156           343,165,998
                                                                     --------------        --------------
 Total Liabilities & Shareholders' Equity                            $3,604,590,952        $3,074,257,448
                                                                     ==============        ==============

(a) Prior period results have been restated to reflect a pooling of interests following the acquisition of Captive Resources, Inc.

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Nine Months Ended Sept. 30,
NET CASH FLOW FROM OPERATING ACTIVITIES                                      1999                 1998(a)
 Net income                                                             $  42,255,262        $  48,363,461
 Items not affecting cash:
 Depreciation                                                               5,413,141            4,400,263
 Amortization of investments                                                 (454,717)          (1,316,067)
 Net loss on sale of investments                                            3,607,825               95,583
 Other investment gains                                                      (360,916)            (599,114)
 Amortization of convertible debentures                                     4,512,975            4,966,955
 Deferred tax benefit                                                         635,181            1,249,778
 Other items, net                                                           1,522,817              794,581
Net changes in non-cash balances relating to operations:
 Accounts receivable                                                     (137,788,236)         (91,572,165)
 Reinsurance receivables                                                 (381,315,879)        (127,457,802)
 Investment income due and accrued                                          1,500,930           (2,818,125)
 Deferred expenses                                                         (7,097,207)             676,805
 Prepaid reinsurance premiums                                             (57,479,816)         (38,947,360)
 Other assets                                                              (2,121,864)           3,707,398
 Reserve for losses and loss expenses                                     396,945,597          137,707,934
 Prepaid fees                                                               7,159,761            4,942,204
 Reserve for unearned premium                                              75,852,133           45,833,555
 Accounts payable                                                          57,776,286           40,669,945
 Taxes payable                                                                630,215            2,047,200
 Accrued expenses                                                              82,392            2,742,463
 Other liabilities                                                         (4,738,379)           2,319,958
                                                                        -------------        -------------
NET CASH FROM OPERATING ACTIVITIES                                          6,537,501           37,807,450
                                                                        -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of investments - Available for sale                    71,891,067           79,179,129
 Proceeds from maturity of investments - Available for sale                43,724,933           48,139,858
 Fixed assets purchased                                                   (11,646,663)          (7,236,134)
 Investments purchased - Available for sale                              (105,698,261)        (216,845,134)
 Acquisitions and other investments                                           (47,330)         (16,666,529)
 Proceeds from sale of other investments                                      576,522            2,928,891
 Other items, net                                                              47,417                2,580
                                                                        -------------        -------------
NET CASH APPLIED TO INVESTING ACTIVITIES                                   (1,152,315)        (110,497,339)
                                                                        -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Loan repayment & interest received                                                 -              388,683
 Loan received                                                                587,624            1,365,404
 Proceeds from shares issued                                               10,175,761            5,582,113
 Claims deposit liabilities                                                (6,821,481)          (4,921,270)
 Pension fund reserves                                                     (9,956,511)          87,908,453
 Dividends paid                                                            (8,604,959)          (7,526,909)
                                                                        -------------        -------------
NET CASH (APPLIED TO) FROM FINANCING  ACTIVITIES                          (14,619,566)          82,796,474
                                                                        -------------        -------------
 Net (decrease) increase in cash and cash equivalents                      (9,234,380)          10,106,585
 Cash and cash equivalents at beginning of period                         117,422,652           82,706,146
                                                                        -------------        -------------
Cash and cash equivalents at end of period                              $ 108,188,272        $  92,812,731
                                                                        =============        =============
Supplemental cash flow information:
 Interest paid                                                          $     147,816        $     162,639
                                                                        =============        =============
 Income taxes paid, net                                                 $   3,217,167        $   5,622,774
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

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                       COMMON
                                                          CHANGE IN                    SHARE       DIVIDEND
                               OPENING       SHARES      UNREALIZED        NET       DIVIDENDS     ACQUIRED      CLOSING
                               BALANCE       ISSUED      (LOSS) GAIN (1)  INCOME     DECLARED (2) COMPANIES (3)  BALANCE
NINE  MONTHS ENDED  SEPT.  30, 1999
-----------------------------------

Common Shares                $    422,056  $    14,999  $          -   $         -  $         -   $       -   $    437,055
Additional paid-in capital    114,916,045   24,593,661             -             -            -           -    139,509,706
Accumulated other
comprehensive income (loss)     4,456,781            -   (14,436,104)            -            -           -     (9,979,323)
Retained earnings             223,371,116            -             -    42,255,262   (8,302,724)   (890,936)   256,432,718
                             ------------  -----------  ------------   -----------  -----------   ---------   ------------
TOTAL SHAREHOLDERS' EQUITY
AT SEPT. 30, 1999            $343,165,998  $24,608,660  $(14,436,104)  $42,255,262  $(8,302,724)  $(890,936)  $386,400,156
                             ============  ===========  ============   ===========  ===========   =========   ============

YEAR ENDED DECEMBER 31, 1998 (4)(5)
-----------------------------------

Common Shares                  $    398,795  $    23,261  $      -  $         -  $         -   $         -   $    422,056
Additional paid-in capital       89,339,040   25,577,005         -            -            -             -    114,916,045
Accumulated other comprehensive
 income                           4,035,397            -   421,384            -            -             -      4,456,781
 Retained earnings              169,801,514            -         -   64,527,198   (8,827,418)   (2,130,178)   223,371,116
                               ------------  -----------  --------  -----------  -----------   -----------   ------------
TOTAL SHAREHOLDERS' EQUITY
AT DECEMBER 31, 1998           $263,574,746  $25,600,266  $421,384  $64,527,198  $(8,827,418)  $(2,130,178)  $343,165,998
                               ============  ===========  ========  ===========  ===========   ===========   ============

(1)  Net of reclassification adjustment, net of tax (See Note 2).

(2) Dividend per share amounts were $.18 and $.21 for the nine months ended September 30, 1999 and the year ended December 31, 1998, respectively.

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

(5)  See Note 3.



     See Accompanying Notes to Unaudited Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1999


1. INTERIM ACCOUNTING POLICY

   In the opinion of management of the Company, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of operations and cash flows for the quarter and nine months ended September 30, 1999 and 1998. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the quarter and nine months ended September 30, 1999 are not necessarily indicative of what operating results may be for the full year.

2. COMPREHENSIVE INCOME

Statement 130 requires unrealized gains or losses on the Company's available for sale investments, to be included in Other comprehensive income.

                                          Nine Months ended Sept. 30, 1999                    Quarter ended Sept. 30, 1999
(In thousands)                         Before tax                   Net of tax          Before tax                     Net of tax
                                         Amount         Tax           Amount              Amount            Tax          Amount
                                       -----------  -----------  -----------------  ------------------  ------------  -------------
Net unrealized losses on available
 for sale investments arising during
 the period.                             $(22,468)      $4,661           $(17,807)            $(6,864)       $1,259        $(5,605)
Reclassification adjustment
 for losses realized in net income          3,608         (237)             3,371               2,215          (221)         1,994
                                         --------       ------           --------             -------        ------        -------
Other comprehensive income               $(18,860)      $4,424           $(14,436)            $(4,649)       $1,038        $(3,611)
                                         ========       ======           ========             =======        ======        =======


                                          Nine Months ended Sept. 30, 1999                    Quarter ended Sept. 30, 1999
(In thousands)                         Before tax                   Net of tax          Before tax                     Net of tax
                                         Amount         Tax           Amount              Amount            Tax          Amount
                                       -----------  -----------  -----------------  ------------------  ------------  -------------
Net unrealized gains on available for
sale investments arising during the
 period.                                 $    397       $ (191)          $    206             $ 2,733        $ (841)       $ 1,892
Reclassification adjustment
 for losses (gains) realized in
 net income                                 1,597         (562)             1,035                (109)           19            (90)
                                         --------       ------           --------             -------        ------        -------
Other comprehensive income               $  1,994       $ (753)          $  1,241             $ 2,624        $ (822)       $ 1,802
                                         ========       ======           ========             =======        ======        =======


3.   ACQUISITIONS

On March 1, 1999, the Company acquired Captive Resources, Inc. ("CRI") in a business combination accounted for as a pooling of interests. CRI became a wholly owned subsidiary of the Company through the exchange of 1,058,766 Common Shares for 100% of its outstanding stock.


(In thousands)                                 Quarter  ended  Nine Months ended
                                               Sept. 30, 1998   Sept. 30, 1998
                                               --------------  -----------------
Revenues
MRM (1)                                               $70,718           $204,453
Acquired company                                        2,217              6,110
                                                      -------           --------
As restated                                           $72,935           $210,563
                                                      =======           ========

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS
MRM (1)                                               $16,426           $ 46,821
Acquired company                                          671              1,542
                                                      -------           --------
As restated                                           $17,097           $ 48,363
                                                      =======           ========

(1)  As previously-reported in footnote 19 of the December 31, 1998 Form 10-K.


Shareholders' equity at January 1, 1998 was restated as follows:

(In thousands)                As previously  Acquired   As restated
                                reported      company

Common shares                      $    388      $ 11      $    399
Additional paid-in capital           89,349       (10)       89,339
Accumulated other
comprehensive income                  4,035         -         4,035
Retained earnings                   169,517       285       169,802
                                   --------      ----      --------
Total shareholders' equity         $263,289      $286      $263,575
                                   ========      ====      ========

  4.       SEGMENT INFORMATION                              QUARTER ENDED SEPT ENDED SEPT 30,       NINE MONTHS ENDED SEPT 30,
           (In thousands)                                           1999          1998               1999              1998
REVENUE
           Program Business                                       $ 26,806       $24,278           $ 75,761          $ 60,021
           Corporate Risk Management                                10,608        11,463             37,436            38,856
           Specialty Brokerage                                       3,274         2,299              9,715             6,757
           Financial Services                                        5,009         3,946             14,063            10,063
           Underwriting                                             50,553        24,187            139,570            73,993
           Net investment income(1)                                  6,361         6,637             21,995            20,703
           Other                                                        12           125               (207)              170
                                                           -----------------------------    ---------------------------------
           Total                                                  $102,623       $72,935           $298,333          $210,563
                                                           -----------------------------    ---------------------------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST

           Program Business                                       $  7,915       $10,578           $ 25,415          $ 24,332
           Corporate Risk Management                                 2,964         4,160             14,064            16,079
           Specialty Brokerage                                       1,074           609              3,866             1,738
           Financial Services                                          352           139                701                31
           Underwriting                                            (14,405)         (722)           (16,594)           (1,686)
           Net investment income(2)                                  4,824         4,952             17,334            15,573
           Other                                                      (659)         (406)            (2,202)           (1,167)
                                                           -----------------------------    ---------------------------------
           Total                                                  $  2,065       $19,310           $ 42,584          $ 54,900
                                                           -----------------------------    ---------------------------------


  The subsidiaries' accounting records do not capture information by reporting segment sufficient to determine identifiable assets by such reporting segments.

(1)  Net of realized capital gains and losses.
(2)  Net of realized capital gains and losses and interest expense.

5.  SUBSEQUENT EVENTS

The Board of Directors, on October 5, 1999, approved a stock repurchase program to purchase up to three million of its outstanding Common Shares. On October 27, 1999, the Board of Directors authorized the repurchase of an additional two million shares. As of November 10, 1999, a total of 2,634,900 shares has been repurchased at an average price of $12.43.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

The results of operations for the quarter and nine months ended September 30, 1999 reflect slower growth and lower margins in the Program Business segment during the quarter. Net income available to common shareholders, excluding previously announced provisions for losses on terminated programs, amounted to $50.3 million or $1.00 per Common Share on a diluted basis for the nine months ended September 30, 1999, representing a decrease of 6% on a per share basis over the corresponding period as shown in the tables below.

TABLE 1 - EARNINGS PER SHARE
                                                          THIRD QUARTER TO SEPTEMBER 30,
                                                         1999                      1998    (a)
                                                -------------------           -----------------
                                                      ($ thousands except per share data)

                                                        PER                           PER
                                                   COMMON SHARE                 COMMON SHARE
                                                -------------------           -----------------
                                                 BASIC    DILUTED              BASIC   DILUTED
Net income available to
 Common Shareholders                   $ 5,361  $  0.12    $  0.12   $17,097  $  0.41  $  0.37
Provisions - net of tax                  8,003     0.19       0.18         -        -        -
                                       -------  -------    -------   -------  -------  -------
                                       $13,364  $  0.31    $  0.30   $17,097  $  0.41  $  0.37
                                       =======  =======    =======   =======  =======  =======
Average number of
 shares outstanding (000's)                      43,583     44,452(b)          41,731   50,440
                                                -------    -------            -------  -------


                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                         1999                      1998    (a)
                                                -------------------           -----------------
                                                      ($ thousands except per share data)

                                                        PER                            PER
                                                   COMMON SHARE                 COMMON SHARE
                                                -------------------           -----------------
                                                 BASIC    DILUTED              BASIC   DILUTED
Net income available to
 Common Shareholders                   $42,255  $  0.98    $  0.93   $48,363  $  1.18  $  1.06

Provisions - net of tax                  8,003     0.18       0.07         -        -        -
                                       -------  -------    -------   -------  -------  -------
                                       $50,258  $  1.16    $  1.00   $48,363  $  1.18  $  1.06
                                       =======  =======    =======   =======  =======  =======
Average number of
 shares outstanding (000's)                      43,214     50,398             41,026   50,153
                                                -------    -------            -------  -------

(a) Prior period results have been restated to reflect a pooling of interests following the acquisitions of Captive Resources, Inc., CompFirst, Inc. and the International Advisory Services Group of Companies.
(b) Excludes the conversion of Convertible Debentures which have an anti-dilutive effect.


Total revenues amounted to $102.6 million and $298.3 million for the quarter and nine months ended September 30, 1999 representing increases of 41% and 42% over the corresponding 1998 periods. Table II shows the major components of Revenues for these periods.

TABLE II - REVENUES

                                                     PERIODS TO SEPTEMBER 30,
                                                         (In thousands)
                                        THIRD QUARTER                    NINE MONTHS
                                       1999      1998  INCREASE        1999       1998   INCREASE
                                   --------   -------  --------    --------   --------   --------
Fee income                         $ 45,697    41,986         9%   $136,975   $115,697         18%
Premiums earned                      50,553    24,187       109%    139,570     73,993         89%
Net investment income                 8,556     6,579        30%     25,219     21,802         16%
Realized capital (losses) gains      (2,195)       58        NM      (3,224)    (1,099)        NM
Other income (losses)                    12       125       (90%)      (207)       170       (222%)
                                   --------   -------              --------   --------

Total                              $102,623   $72,935        41%   $298,333   $210,563         42%
                                   ========   =======              ========   ========

Fee income grew by 9% in the third quarter to $45.7 million and 18% to $137.0 million for the first nine months of 1999, as compared to $42.0 million and $115.7 million respectively in 1998.

SEGMENT ANALYSIS

The components of Fee income by business segment are illustrated in Table III.

TABLE III - FEE INCOME BY BUSINESS SEGMENT

                                              PERIODS TO SEPTEMBER 30,
                                                   (In thousands)
                             THIRD QUARTER                   NINE MONTHS
                             1999     1998     INCREASE     1999      1998     INCREASE
                            -------  -------  ----------  --------  --------  ----------

Program business fees       $26,806  $24,278        10%   $ 75,761  $ 60,021        26%
Corporate risk
  management fees            10,608   11,463        (7%)    37,436    38,856        (4%)
Specialty brokerage fees      3,274    2,299        42%      9,715     6,757        44%
Financial services fees       5,009    3,946        27%     14,063    10,063        40%
                            -------  -------              --------  --------

Total                       $45,697  $41,986         9%   $136,975  $115,697        18%
                            =======  =======              ========  ========

PROGRAM BUSINESS

Program Business involves replacing traditional insurers and acting as a conduit between producers of specialty books of business and reinsurers wishing to write that business. The segment accounted for 59% of total Fee Income in the quarter and 55% for the first nine months of 1999 compared to 58% and 52% in the corresponding 1998 periods. Fees from Program Business increased 10% in the third quarter to $26.8 million and 26% to $75.8 million in the first nine months as compared to $24.3 million and $60.0 million respectively in 1998. Profit margins declined to 30% for the quarter and 34% for the nine months of 1999, down from 44% for the third quarter of 1998 and 41% for the nine months ending September 30, 1998. The decline in the Program Business growth rate and margins in the quarter was due to the continued decline in premium rates, especially at the Company's underwriting management subsidiary, Small Business Underwriters, which was hurt by increased competition and lower rates. In Massachusetts, an important state for SBU, workers' compensation rates declined by 20% effective September 1, 1999.

Gross premiums written increased 39% to $850.8 million for the first nine months of 1999 as compared to $614.1 million in 1998, primarily as a result of the continued growth within the Program Business segment. Program Business generally involves greater premium volume per unit than Corporate Risk Management business. Premiums earned increased 109% to $50.6 million in the third quarter and increased 89% to $139.6 million in the first nine months of 1999, as compared to $24.2 million and $74.0 million in the corresponding 1998 periods. The increases in Premiums earned were also due to the continued growth of the Program Business segment.

CORPORATE RISK MANAGEMENT

Corporate Risk Management, the Company's original business segment, involves providing services to businesses and associations seeking to insure a portion of their risk in a loss sensitive Alternative Market structure. This segment accounted for 23% of total Fee income in the third quarter and 28% for the first nine months of 1999, down from 27% and 33% in the corresponding 1998 periods. Corporate Risk Management fees decreased by 7% in the third quarter to $10.6 million, and by 4% in the first nine months to $37.4 million, reflecting the continuation of the soft insurance market cycle for commercial risks. Profit margins dropped to 28% in the third quarter compared to 36% in the third quarter of 1998 and decreased to 38% for the first nine months of 1999 from 41% in the first nine months of 1998.

SPECIALTY BROKERAGE

The Company's Specialty Brokerage business segment provides access to Alternative Risk Transfer insurers and reinsurers in Bermuda and Europe. The segment produced $3.3 million of total Fee income in the third quarter and $9.7 million in the first nine months of 1999, representing 7% of total Fee income in both the third quarter and first nine months of 1999. Specialty Brokerage fees grew by 42% in the third quarter and 44% in the first nine months of 1999 as a result of increased business placed in Bermuda and London. Profit margins increased to 33% in the third quarter, and to 40% for the first nine months from 26% in both of the corresponding 1998 periods as a result of the increased revenues.

FINANCIAL SERVICES

Financial Services, the Company's newest business segment, provides administrative services to offshore mutual funds and other companies and offers a proprietary family of mutual funds as well as asset accumulation life insurance products for the high net worth market. The segment accounted for 11% of total Fee income for the third quarter and 10% for the nine months of 1999. Fees from Financial Services increased in the quarter by 27% to $5.0 million, and by 40% to $14.1 million for the nine months, primarily as a result of an increase in the number of mutual funds under administration from 193 at September 30, 1998 to 245. Profit margins in the Financial Services segment have been adversely affected in 1998 and 1999 by the previously announced revised executive incentive plan and staff expansion costs to service new business, but increased to 7% in the third quarter and 5% for the first nine months of 1999. Excluding the effect of the revised executive incentive plan, the profit margins in this segment would have been 17% for the quarter and 16% for the nine months as compared to 16% and 15% for the corresponding 1998 periods.

INVESTMENT INCOME

Gross investment income increased by $0.9 million or 4% to $26.6 million in the first nine months of 1999 over the corresponding 1998 period as a result of an increase in the yield on invested assets.

Net investment income increased by 30% to $8.6 million in the third quarter and by 16% to $25.2 million for the first nine months. The increase in Investment income is due to the inclusion of investment income from one of the Company's programs accounted for as Claims deposit liabilities, which added $1.8 million in the quarter and $2.8 million for the first nine months of 1999. Investment yields excluding this income were 6.0% in the third quarter and 6.8% for the first nine months of 1999 as compared to 6.3% and 7.0% in 1998. The increase in Investment income was offset by Realized capital losses in the portfolio.

TABLE IV - EXPENSES
                                                TOTAL EXPENSES
                                           PERIODS TO SEPTEMBER 30,
                                               (In thousands)
                           Third Quarter                   Nine Months
                           1999     1998     INCREASE     1999      1998    INCREASE
                         --------  -------  ----------  --------  --------  ---------
Operating expenses       $ 33,392  $26,500        26%   $ 92,929  $ 73,517        26%
Total insurance costs      64,958   24,909       161%    156,164    75,679       106%
Interest expense            1,537    1,685        (9%)     4,661     5,130        (9%)
Other expenses                671      531        26%      1,995     1,337        49%
                         --------  -------              --------  --------

Total                    $100,558  $53,625        88%   $255,749  $155,663        64%
                         ========  =======              ========  ========

Operating expenses increased 26% to $33.4 million for the quarter, compared to $26.5 million in the third quarter of last year, and increased 26% to $92.9 million for the first nine months of 1999, compared to $73.5 million in the first nine months of 1998. The increase in Operating expenses is attributable to growth in personnel and other expenses resulting from the increased business as well as recent acquisitions. Excluding these acquisitions, the increase in operating expenses would have been 25% for the third quarter and 22% for the nine months over the corresponding 1998 periods.

The fluctuations in Total insurance costs are typically the direct result of the fluctuations in Premiums earned during the relevant period. However, total insurance costs during the third quarter exceeded the increase in Premiums earned. During the quarter, the Company established a provision related to net losses incurred on a number of terminated programs of $8 million net of tax or $0.18 per diluted share. This provision is net of a reinsurance recovery of $14.7 million under a contingency excess of loss policy. This resulted in a $12.3 million increase in Losses and loss expenses incurred during the quarter offset by a $4.3 million reduction in Income taxes.

The effective tax rate was (159.8%) in the quarter and 0.8% for the nine months compared to 11.7% and 12.0% in the corresponding 1998 periods. The decreases in the rates are due mainly to an increase in earnings outside of the United States, a restructuring of the taxable entities in both the United States and Europe and a reduction in taxes due to the provision on net losses incurred established during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Total assets increased to $3.6 billion at September 30, 1999 from $3.1 billion at December 31, 1998. Assets held in separate accounts which are principally managed assets attributable to participants in the Company's IPC Programs accounted for approximately 19% of Total assets at September 30, 1999 and 23% at December 31, 1998. Total Shareholders' equity increased to $386 million at September 30, 1999 from $343 million at December 31, 1998 primarily as a result of Net income in the nine months and the issuance of Common Shares offset by the payment of dividends. Return on equity, excluding provisions for losses on terminated programs, was 18% for the first nine months of 1999.

Cash flow from operations has historically provided the Company its principal source of liquidity. Cash flow was positive in the nine months and in the quarter and improved from the first and second quarters where negative cash flow resulted from the Company's Program Business segment not producing the expected levels of cash flow. The Company believes it will continue to show positive cash flow for the remainder of the year and will be able to meet its liquidity requirements.

IMPACT OF THE YEAR 2000 ISSUE

The Company began assessing the impact of the Year 2000 issue on its computer hardware and software systems in 1997. Certain systems have been identified for replacement before year-end 1999 due to normal business requirements. The replacement systems have been assessed for Year 2000-related problems and remediation is now complete. As of September 30, 1999, the Company's historical Year 2000 remediation costs have not been material and total costs are not expected to exceed $.5 million. The Company's lack of legacy systems is fortunate, most of its applications are PC databases, some networked but most from a programming stand point, easily corrected. As of this disclosure date, management has not identified any hardware or software computer system within the Company with a significant Year 2000 compliance problem that is expected to have a materially adverse effect on the Company's financial condition or results of operations. As the Company regularly updates its hardware and software the pure additional cost for Year 2000 compliance should not be material.

The Company continues to assess the Year 2000 compliance of its critical business operations and products that could potentially be affected by the Year 2000 problem. The purpose of this review is to determine what impact, if any, the Year 2000 issue may have on the Company and its significant customers, suppliers, and others, and whether that impact will be material to the Company's financial condition or results of operations. The Company has contacted its critical customers, reinsurance intermediaries, managing general agents, suppliers, and others to determine the nature and extent of their Year 2000 compliance efforts and to assess whether their failure to resolve their own Year 2000 issues would have a material adverse affect on the Company's financial condition or results of operations. Based on these assessments, management will take such further action as they deem appropriate including, but not limited to, the development of contingency plans.

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

PART II - OTHER INFORMATION


ITEM 5.  Other Information

The Board of Directors, on October 5, 1999, approved a stock repurchase program to purchase up to three million of its outstanding Common Shares. On October 27, 1999, the Board of Directors authorized the repurchase of an additional two million shares. As of November 10, 1999, a total of 2,634,900 shares has been repurchased at an average price of $12.43.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A. EXHIBIT 11 - Computation of Net Earnings Per Common Share and Common Share Equivalents.

         Exhibit 27 - Financial Data Schedule

         27  Current quarter ended September 30, 1999.


     B. Reports on Form 8-K. No reports on Form 8-K were filed during the three month period ended September 30, 1999.

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

DATE:  NOVEMBER 12, 1999