Form 10-K
period 1999-12-31
MUTUAL RISK MANAGEMENT LTD
filed 2000-03-30
CIK 826918

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

                  For the fiscal year ended December 31, 1999

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

Title of Each Class                          Name of Each Exchange on Which Registered
--------------------------------------------------------------------------------------
Common Shares, $.01 par value.............            New York Stock Exchange
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

                               ----------------

       Securities registered pursuant to Section 12(g) of the Act: None

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days, Yes [X] No .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.

  At March 17, 2000 registrant had outstanding 41,209,500 Common Shares, the only class of registrant's common stock outstanding, and the aggregate market value of voting stock held by non-affiliates at such date was $620,718,093 (based on the closing price of such Common Shares of $15 1/16 on March 17, 2000, as reported on the New York Stock Exchange, Inc., composite listings).

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of registrant's Proxy Circular relating to its Annual General Meeting of Shareholders scheduled to be held on May 16, 2000, are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           MUTUAL RISK MANAGEMENT LTD

                               TABLE OF CONTENTS

 Item                                                                     Page
 ----                                                                     ----
                                     PART I

  1.  Business..........................................................    3
  2.  Properties........................................................   16
  3.  Legal Proceedings.................................................   16
  4.  Submission of Matters to Security Holders.........................   16

                                    PART II

  5.  Market for Common Shares..........................................   18
  6.  Selected Consolidated Financial Data..............................   19
  7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations.............................................   20
  7A. Quantitative and Qualitative Disclosures about Market Risk........   28
  8.  Financial Statements and Supplementary Data.......................   29
  9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure..............................................   29

                                    PART III

 10.  Management........................................................
 11.  Executive Compensation............................................   30
 12.  Security Ownership of Certain Beneficial Owners and Management....   30
 13.  Certain Relationships and Related Transactions....................   30

                                    PART IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8K....   31

                                    PART I

ITEM 1. BUSINESS

The Company

  Mutual Risk Management Ltd., also known as MRM, is a Bermuda company incorporated in 1977. Our principal business is the provision of risk management services to clients seeking an alternative to traditional commercial insurance for certain of their risk exposures. Risk management involves a process of analyzing loss exposures and developing risk financing methods to reduce exposure to loss and to control associated costs. The use of such loss financing methods in place of traditional insurance has become known as the alternative market and involves clients participating in a significant amount of their loss exposure and transferring only the unpredictable excess risk to insurers. The benefits of such alternative market techniques typically include lower and more stable costs, greater control over the client's risk management program and an increase in the emphasis within the client's organization on loss prevention and loss control.

  Our insurance business can be divided into three segments:

  Program            The fastest growing of our business segments, Program
  Business:          Business involves us replacing traditional insurers as
                     the conduit between producers of specialty books of business and reinsurers wishing to write that business.
                     We provide a wide range of services for a fee and the underwriting profit is shared between the producer and the reinsurers.

  Corporate Risk     Our original business segment, Corporate Risk Management
  Management:        involves providing services to businesses and
                     associations seeking to insure a portion of their risk in a loss sensitive alternative market structure.

  Specialty          This business segment provides access to alternative risk
  Brokerage:         transfer insurers and reinsurers in Bermuda and Europe.
                     The two components of this segment are MRM Hancock
                     Limited, which provides access to London and European reinsurers, and H&H Park International Limited, which brokers to the Bermuda market.

  In addition to its insurance industry services, in 1996, we entered the financial services business through its acquisition of The Hemisphere Group Limited. Hemisphere, which is based in Bermuda, provides administrative and other services to offshore mutual funds and other companies. Financial Services is our fourth business segment.

Insurance Services

  Our principal source of profits is fees received for the various insurance and other services provided to clients in connection with our programs. The structure of our programs places most of the underwriting risk with our clients or reinsurers. For regulatory and other reasons, however, we are required to assume a limited amount of risk. We seek to limit this risk to the minimum level feasible. This approach to risk distinguishes us from typical property/casualty companies, which assume significant levels of underwriting risk as part of their business. We do not seek to earn income from underwriting risk but rather from fees for services provided. We market our services exclusively to retail insurance brokers and consultants representing clients. The services offered to clients in connection with our products typically include the following:

  [_]design and implementation of a risk financing program;

  [_]issuance of an insurance policy by one of our wholly-owned, licensed insurance companies, Legion Insurance Company, Legion Indemnity Ltd., also referred to as Legion Indemnity, and Villanova Insurance Company, also referred to as Villanova . These companies are collectively referred to as the Legion Companies. In December 1997, A.M. Best Company extended the Legion Insurance group rating of "A ," excellent, to include Villanova;

  [_]use of our Insurance Profit Center Program, also known as the IPC
     Program, as the vehicle within which to fund a chosen portion of the client's risk or, alternatively, the management by us of the client's captive insurance company.

  [_]brokering to unaffiliated reinsurers the excess risk which the client chooses not to fund and, in some cases, arranging for insurers, other than Legion Insurance, to issue the original insurance policy; and

  [_]coordinating the purchase, on behalf of the client, of loss prevention, loss control and claims administration services from unaffiliated providers.

  Our major product is the IPC Program. This program allows the client to retain a significant portion of its own loss exposure without the administrative costs and capital commitment necessary to establish and operate its own captive insurance company. The actual amount of underwriting profit and investment income produced by the client's IPC Program is returned to the client creating a direct incentive for it to engage in loss prevention and loss control in order to reduce the overall cost of financing its loss exposures.

  In recent years, the fastest growing segment of our insurance business is its Program Business, in which third-parties other than the insured, typically the broker and reinsurers, finance a portion of the insured's risk and participate in any underwriting profit or loss. For a discussion of our Corporate Risk Management and Program Business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Lines of Business

  Our programs can be utilized by clients for many lines of insurance. In 1999, approximately 53% of our fee income was derived from workers' compensation insurance. During the 1980's and through 1993, workers' compensation presented many employers with substantial problems due to cost increases and the limited availability of commercial coverage in certain states. Workers' compensation costs accelerated rapidly because of: (i) the general level of medical cost inflation, as medical costs generally amount to 40% or more of all workers' compensation costs; (ii) an increase in the number of workers' compensation claims which resulted in litigation; (iii) a broadening of injuries which are considered to be work-related; and (iv) an increase in state mandated benefit levels. Since 1993, workers' compensation reforms have been occurring in a number of states, most notably in California, which have addressed many of these issues in the last five years. A number of markets have seen a significant decline in premium rates due to new capacity, entering the market subsequent to these reforms. These lower premium rates have reduced the fees we earn on our programs as fees are based on premiums. Notwithstanding the changes in the market, workers' compensation continues to be suitable for the alternative market because many states set rates or enforce minimum rate laws which prohibit the commercial insurance market from offering premium discounts to insureds with favorable loss experience. This causes these clients to seek an alternative method of funding their workers' compensation exposure, which rewards their status as a preferred risk. In addition, workers' compensation involves relatively frequent, predictable levels of loss, which are the type favored by clients for alternative market insurance programs.

  In addition to workers' compensation, our programs have been utilized for other casualty insurance lines such as medical malpractice, general liability, commercial auto liability and auto physical damage.

  At December 31, 1999, we had a total of 1,143 employees.

 Marketing--Commonwealth Risk Services, L.P.

  Our wholly owned subsidiary, Commonwealth Risk Services, L.P., also referred to as CRS, markets our services in the United States, Canada and Europe to insurance brokers and consultants representing clients. CRS also designs risk financing programs for potential clients in conjunction with their insurance brokers and consultants. Through offices in Philadelphia, California and London, CRS markets these services using direct mail, advertising, seminars and trade and industry conventions.

  CRS seeks to become actively involved with the insurance broker in the presentation of our services to potential clients and maintains a direct relationship with the client after the sale. CRS assists brokers in the design and implementation of risk financing programs, although the extent of this involvement depends on the size, experience and resources of the particular broker. Members of the CRS staff frequently provide supporting promotional materials and assist in the preparation of financial analyses comparing the net present value, after-tax cost of an IPC Program with alternative approaches. Representatives of CRS seek to be present at meetings with potential clients to explain how the IPC Program works, including how reinsurance is handled, how funds are invested and how underwriting profits and investment income are returned.

 The Insurance Profit Center Program and Program Business

  In 1980, we developed a program which provides clients with a facility for managing their insurance exposures. This type of structure is frequently referred to as a "rent-a-captive," although the facility has many significant differences from a captive insurance company. The facility was designed to provide certain of the benefits available through captive insurance companies without the administrative cost and capital commitment necessary to establish and operate a captive insurance company. Since the IPC Program involves a retention of risk by the client, it encourages the implementation of risk management and risk reduction programs to lower the losses incurred.

  The IPC Program is appropriate for corporations and associations which generate $.75 million or more in annual premiums. Typically, clients which use an IPC Program are profitable and have adequate working capital but generate insufficient premium to consider, or are otherwise unsuitable for, a wholly-owned captive. During 1999, the Company increased the number of agency IPC Programs in which an insurance agent or broker, rather than the insured, becomes the preferred shareholder and participates in the profit or loss on the program. These types of programs are referred to as "Program Business" and are discussed below,

  Return on the IPC program is a function of the loss experience of the insured. The principal benefits of the IPC Program to the client are:

  [_]a reduction of the net present value, after-tax cost of financing the client's risks;

  [_]a lower commitment of funds than would be necessary to capitalize and maintain a captive insurance company;

  [_]access to commercial reinsurance markets for the client's excess risk;
     and

  [_]program structure that is customized, flexible and relatively easily implemented.

  We operate the IPC Program from offices in Bermuda. The Bermuda office is involved in designing, negotiating and administering IPC Programs and reviews each prospective client, negotiates the shareholder's agreement with the client and the reinsurance agreement with Legion Insurance or another policy-issuing company. One of the Company's foreign insurance companies, also referred to as the IPC Companies, receives and invests premiums, administers policy claims, establishes reserves, provides quarterly financial reports to clients and, ultimately, returns the underwriting profit and investment income to the client as preferred share dividends.

  The funds of each IPC Program are invested by our subsidiary, Mutual Finance Ltd. The funds are invested using the services of professional investment advisors.

  Neither Legion Insurance nor the IPC Companies underwrite risk in the traditional sense. Rather, their function is to ensure that substantially all of the underwriting risk of the client is either retained by the client in the IPC Program or its captive insurance company, as the case may be, or transferred to unaffiliated reinsurers. In the event that the IPC Company sustains an underwriting loss on a program which exceeds that program's investment income, the IPC Company recovers this loss from the client. Since the client has generally collateralized the IPC Company for at least the difference between the funds available in that client's IPC Program and the level of currently expected losses by cash or a letter of credit, the IPC Company should not be affected by the bankruptcy of a client. In the event, however, that the IPC Company is unable to recover the full amount of its loss from the cash collateral or the letter of credit, the IPC Company would seek to recover from the client pursuant to the indemnity provisions of the shareholder's agreement. As of December 31, 1999, we maintained a provision of $10.0 million against losses which may occur on programs where we may be forced to rely solely on the clients indemnity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  In addition to programs for corporate clients, we also offer an association IPC Program, which allows smaller insureds to collectively take advantage of the financial benefits available to larger corporate insureds individually.

The Legion Companies

  Legion Insurance is domiciled in Pennsylvania and is admitted to write primary insurance, often called being admitted or writing insurance on an admitted basis, in all 50 states of the United States, the District of Columbia and Puerto Rico. Legion Indemnity is domiciled in Illinois, is an admitted insurer in Illinois and is an authorized surplus lines insurer in 42 states, the District of Columbia, Guam and the Virgin Islands. An authorized surplus lines insurer writes specialty property and liability coverage when the specific specialty coverage is unavailable from admitted insurers. Villanova is domiciled in Pennsylvania and is admitted to write primary insurance in 43 states.

  In our Corporate Risk Management business segment, one of the Legion Companies issues an insurance policy to the client, which either fulfills a legal requirement that the client have a policy from a licensed insurer or satisfies a business need the client may have for an admitted policy. The client and the Legion Company determine the level of exposure the client wishes to retain and the Legion Company transfers the specific excess risk and the aggregate excess risk beyond that retention to unaffiliated reinsurers. The Legion Company then reinsures the client's chosen retention to one of the IPC Companies or to the client's captive insurance company. In certain cases the Legion Company may issue a large deductible type policy through which the client pays claims up to its chosen retention directly. Payments within the deductible are covered by a deductible reimbursement policy issued by one of the IPC Companies. In either type of policy, the Legion Company retains only a relatively small portion of the risk on each program for its own account.

  In Program Business, the Legion Company replaces traditional insurers as the conduit between producers of specialty books of business and reinsurers wishing to write that business. In this line of business, the reinsurer replaces the insured as the risk-bearing entity. As with the Corporate Risk Management line of business, the Legion Company negotiates the reinsurance and performs certain administrative services in connection with the program. Program Business differs from the Corporate Risk Management line of business in that policy underwriting, issuance and premium collection are usually provided by the general agent, rather than the Legion Company. The Legion Company analyzes each program prior to inception, arranges for quota share or specific and aggregate excess reinsurance coverage through its reinsurance treaties, collects the premium from the client, prepares accounting cessions for the reinsurers, audits the final premium, supervises the independent claims adjuster, collects claim reimbursements from reinsurers and performs certain other related services for each account.

  For the Corporate Risk Management business, the Legion Companies have established a reinsurance treaty with an unaffiliated reinsurer to transfer the specific and aggregate excess risk above the client's retention. The client's retention is negotiated separately for each program and reflects the amount of risk the client wishes to retain for its program on both a specific and aggregate basis. For the Program Business, each Legion Company purchases a separate reinsurance treaty, both on a quota share and a specific and aggregate excess of loss basis.

The Legion Companies currently place substantially all reinsurance with unaffiliated commercial reinsurers whose ratings from A.M. Best Company are A-or higher. At December 31, 1999, the largest reinsurance recoverables from unaffiliated commercial reinsurers were $172.6 million from Transatlantic Reinsurance Company, a participant on several layers of specific and aggregate reinsurance with respect to various of our Program and Corporate Risk Management business and substantially all of our American Psychiatric Association program, $161.3 million from First Excess and Reinsurance Corp. and $145.4 million from American Re-insurance Company, which are both reinsurers on several current treaties. Transatlantic is rated "A++," First Excess, now GE Reinsurance Corporation and part of the Employers Re US Group, is rated "A++" and American Re-insurance is rated "A++" by A.M. Best Company.

  Through its reinsurance arrangements, each Legion Company places significant amounts of reinsurance with a variety of unaffiliated reinsurance companies. In order to maintain an acceptable level of net written premium for regulatory purposes, each Legion Company seeks to develop a level of net written premium which will not involve a significant degree of underwriting risk. In most Legion programs, the Legion Company retains liability for a specified amount of losses equal to at least 10% of the gross written premium. The level of losses retained by the Legion Company are set at a level such that no significant underwriting profit or loss should occur.

  In order to take regulatory credit for reinsurance ceded to one of the IPC Companies or to a captive insurance company, the Legion Company must receive a letter of credit for the amount of the insurance reserves ceded since the companies to which the reinsurance is ceded are not licensed reinsurers in any state of the United States. The letter of credit must be issued or confirmed by a bank which is a member of the U.S. Federal Reserve System. At December 31, 1999, the Legion Companies had $371 million of such letters of credit, of which $257 million was supplied by the IPC Companies. Legion Insurance, Legion Indemnity and Villanova are also subject to other regulation by the insurance departments of Pennsylvania, Illinois and other states where they are licensed. See "Regulatory Considerations."

  As of December 31, 1999, the Legion Companies had 355 accounts, they wrote gross statutory premiums of $1.2 billion during 1999 and had statutory capital of $349.9 million. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

Specialty Brokerage

  In 1991, we acquired a 51% interest in a newly-formed London reinsurance brokerage firm, MRM Hancock Limited. MRM Hancock specializes in the placement of reinsurance for captive insurance companies in the London market, including Lloyds of London. In 1996, we acquired the remaining 49% of MRM Hancock from the management of MRM Hancock and General International Ltd., a Bermuda insurance subsidiary of General Motors Corporation. MRM Hancock is now a wholly owned subsidiary. In July 1992, we acquired 100% of Park International Limited, a Bermuda broker specializing in placing coverage with Bermuda-based excess liability and corporate officers' and directors' liability carriers. In 1998, we acquired H&H Reinsurance Brokers, Ltd., a Bermuda-based specialty reinsurance broker that was part of the IAS Group. During 1999, all of our brokerage business was combined into one unit to better coordinate the specialty brokerage activities and to improve customer service.

  Segment information relating to our Specialty Brokerage operations is contained in footnote 16 of the Notes to the Consolidated Financial Statements set forth herein.

Financial Services

  In July 1996, we acquired The Hemisphere Group Limited, a Bermuda financial services company. Hemisphere, which has been in business since 1980, has three active subsidiary operations in Bermuda providing company management, corporate secretarial, fund administration and trust management services. It also has a wholly-owned Cayman Islands subsidiary. With a total staff of 158, Hemisphere had approximately 279 mutual fund clients as of December 31, 1999. In addition, Hemisphere administers investment holding companies, trading companies and trusts. Hemisphere has formed a network of professional relationships in the major financial centers of the world and this network is the source for significant ongoing referrals of business. During 1997, Hemisphere expanded its trust operations by the acquisition of Hugo Trust Company based in Jersey in the Channel Islands. Hemisphere Trust (Jersey) Limited, which is comprised of Hugo Trust Company and Augres Trust Company, provides a base to develop European based trust business and had revenues of $2.8 million in 1999.

  In January 1997, we incorporated MRM Life Ltd. in Bermuda to provide life insurance and related products, including annuities and variable annuities. We began marketing these products in the fourth quarter of 1997.

  In 1998, Hemisphere expanded its operations to Dublin, Ireland and Boston, Massachusetts in order to service the European offshore and US hedge fund industries, respectively.

Competition

  Our insurance services compete with self-insurance plans, captive insurance companies managed by others and a variety of risk financing insurance policies. We believe that the IPC Program is the largest independent alternative market facility that is not affiliated with either a major retail insurance broker or a major insurance company. We face significant competition in marketing the IPC Program from other risk management programs offered by U.S. insurance companies, from captive insurance companies for large insureds and from rent-a-captives organized by large insurance companies and brokers.

  The primary basis for competition among these alternative risk management vehicles varies with the financial and insurance needs and resources of each potential insurance buyer. The principal factors that are considered include an analysis of the net present-value, after-tax cost of financing the client's expected level of losses, the amount of premium and collateral required, the attachment point of excess coverage provided in the event losses exceed expected levels as well as cash flow and tax planning considerations and the expected quality and consistency of the services to be provided. We believe that for insureds with financial characteristics and loss experience lending themselves to an IPC Program, the IPC Companies compete effectively with other risk financing alternatives.

  In the present soft insurance market characterized by excess capital and competitive pricing, it is generally easier for us to structure programs because of the availability and pricing of reinsurance but more difficult to attract potential participants and sell programs because of competition. In a hard market, such as that experienced during 1985-1987, it is more difficult to structure programs due to the high price and unavailability of reinsurance but we experience less competition in attracting clients and selling programs.

Regulatory Considerations

  The Bermuda-based IPC Companies, Mutual Indemnity Ltd., Mutual Indemnity (Bermuda) Ltd. and Mutual Indemnity (US) Ltd., are subject to regulation under the Bermuda Companies Act of 1981 and as insurers under the Bermuda Insurance Act of 1978, as amended by the Insurance Amendment Act 1995, and the regulations promulgated thereunder. They are required, among other things, to meet and maintain certain standards of solvency, to file periodic reports in accordance with Bermuda statutory accounting rules, to produce annual audited financial statements and to maintain a minimum level of statutory capital and surplus. In general, the regulation of insurers in Bermuda relies heavily upon the auditors, directors and managers of the Bermuda insurer, each of which must certify that the insurer meets the solvency and capital requirements of the Bermuda Insurance Act of 1978. Mutual Indemnity (Barbados) Ltd. and Mutual Indemnity (Dublin) Ltd. are subject to similar regulation in Barbados and Ireland, respectively.

  The Legion Companies are subject to regulation and supervision by the insurance regulatory authorities of the various states of the United States in which they conduct business. This regulation is intended primarily for the benefit of policyholders. Legion Insurance is admitted in 50 states, the District of Columbia and Puerto Rico, and is subject to regulation in each jurisdiction. Legion Indemnity is admitted in Illinois and is authorized as a surplus lines insurer in 42 states, the District of Columbia, Guam and the Virgin Islands. Legion Indemnity is regulated in Illinois but is generally not subject to regulation in those states where it acts as a surplus lines insurer. Villanova is admitted in 43 states and is subject to regulation in each jurisdiction. State insurance departments have broad regulatory, supervisory and administrative powers. These powers relate primarily to the standards of solvency which must be met and maintained, the licensing of insurers and their agents, the approval of rates and forms and policies used, the nature of, and limitations on, insurers investments, the form and content of periodic and other reports required to be filed, and the establishment of reserves required to be maintained for unearned premiums, losses and loss expenses or other purposes.

  The Legion Companies are also subject to state laws regulating insurance holding companies. Under these laws, state insurance departments may examine the Legion Companies at any time, require disclosure of material transactions by the holding company and require prior approval of certain "extraordinary" transactions, such as dividends from the insurance subsidiary to the holding company and purchases of certain amounts of the insurance subsidiary's capital stock. These laws also generally require approval of changes of control, which are usually triggered by the direct or indirect acquisition of 10% or more of the insurer.

  Most states require all admitted insurance companies to participate in their respective guaranty funds, which cover certain claims against insolvent insurers. Solvent insurers licensed in these states are required to cover the losses paid on behalf of insolvent insurers by the guaranty funds and are generally subject to annual assessments in the state by its guaranty fund to cover these losses. Some states also require licensed insurance companies to participate in assigned risk plans which provide coverage for workers' compensation, automobile insurance and other lines for insureds which, for various reasons, cannot otherwise obtain insurance in the open market. This participation may take the form of reinsuring a portion of a pool of policies or the direct issuance of policies to insureds. Generally, the Legion Companies participates as a pool reinsurer or assigns to other companies the direct policy issuance obligations. The calculation of an insurer's participation in these plans is usually based on the amount of premium for that type of coverage that was written by the insurer on a voluntary basis in a prior year. Assigned risk pools tend to produce losses which result in assessments to insurers writing the same lines on a voluntary basis. The Legion Companies also pay a fee to carriers assuming their direct policy issuance obligations. For each program a Legion Company writes, it estimates the amount of assigned risk and guaranty fund assessments that it will incur as a result of having written that program. If that estimate proves to be inadequate, the Legion Company is entitled under its reinsurance agreements with the IPC Companies to recover from the reinsurer the amount of any assessments in excess of the estimate. The IPC Companies are then entitled under the terms of each shareholder's agreement to recover this excess from the client. However, the IPC Companies are generally only able to collateralize this obligation up to the amount of the estimated assessments.

  The National Association of Insurance Commissioners, ("NAIC") has established the Insurance Regulatory Information System, ("IRIS") to assist state insurance departments in their regulation and oversight of insurance companies domiciled or operating in their respective states. IRIS has established a set of twelve financial ratios with specified "unusual values" for each ratio. Companies reporting four or more unusual values on the IRIS ratios may expect inquiries from individual state insurance departments concerning specific aspects of the insurer's financial position. As of December 31, 1999, Legion Insurance Company, Villanova Insurance Company and Legion Indemnity Company, had six, four and three unusual values, respectively. Four of the Legion Insurance Company's ratios,: Change in Net Writings, Surplus Aid to Surplus, Agent's Balance to Surplus and Estimated Current Reserve Deficiency to Surplus are directly related to premium growth. Change in Surplus was unusual due to the $143.0 million of additional capital contributed during 1999. The final ratio, Liabilities to Liquid Assets, was unusual on account of receiving $35 million in premium prior to receiving policy level detail to record the written premium. This inflates the ratio as it represents funds awaiting application to actual policies.

  Villanova had two unusual values related to premium growth, Change in Net Writings and Estimated Current Reserve Deficiency to Surplus. It also has an unusual value for a low investment yield. The low value for investment yield is the result of actual investments made late in the year while the ratio is calculated assuming investments were made evenly throughout the year. The last unusual value for Villanova was a decrease in surplus. This was the result of the dividends to its parent and the sharing of receivables write-offs under the Company's pooling arrangement.

  Legion Indemnity had three unusual values, all premium growth related. They were Change in Net Writings, Surplus Aid to Surplus and Agent's Balance to Surplus.

  The NAIC has also adopted a Risk Based Capital for Insurers Model Act. The Risk Based Capital Model Act sets forth a risk based capital formula for property and casualty insurers. The formula measures minimum capital and surplus needs based on the risk characteristics of a company's products and investment portfolio. The formula is part of each company's annual financial statement filings and is to be used as a tool to identify weakly capitalized companies. In those states having enacted the Risk Based Capital Model Act, companies having capital and surplus greater than the minimum required by the formula but less than a specified multiple of the minimum may be subject to additional regulatory scrutiny from domiciliary state insurance departments. To date, nearly all states have adopted the Risk Based Capital Model Act. At December 31, 1999, the Legion Companies combined risk-based capital was $347.4 million. Under the risk-based capital tests, the threshold that constitutes the authorized control level which authorizes the commissioner to take whatever regulatory action considered necessary to protect the best interest of the policyholders and creditors of the Legion Companies, was $121 million. Therefore, the Legion Companies capital exceeds all requirements of the Risk Based Capital Model Act.

  In reaction to increasing rates for and decreasing availability of workers' compensation insurance starting in the early 1990's, many states began to enact reforms designed to reduce the cost of workers' compensation insurance, principally through a reduction in benefits or an increase in efficiencies in the system. In California, a reform package was enacted in 1993 providing for, in part, a reduction of premium rates, an increase in the standard necessary to prove "stress-related" work injuries, group-self insurance for employers and the repeal of the minimum rate law effective January 1, 1995. In Florida, the assigned risk plan was abolished and replaced by a joint underwriting authority. Other states have enacted or are considering similar reforms. Workers' compensation reform, together with the effects of competition and other factors, has led to reduced premiums in many states. This has reduced the appeal of alternative market products such as those offered by us. This is apparent in California where workers' compensation rates have declined by more than 50% since mid-1993 while benefit levels have increased. This will inevitably lead to significant losses for those traditional carriers who are writing this business. A number of these carriers have recently filed for significant rate increases.

  The Legion Companies are permitted to pay dividends only from statutory earned surplus. Subject to this limitation, the maximum amount of dividends that it is able to pay in any twelve-month period will be the greater of statutory net income in the preceding year or 10% of statutory surplus. Based on 1999 results, the maximum dividend the Legion Companies would be permitted to pay in 2000 is $35.0 million.

Losses and Loss Reserves

  We establish reserves for losses and loss adjustment expenses related to claims which have been reported on the basis of the evaluations of independent claims adjusters under the supervision of each Legion Company's claims staff. In addition, reserves are established for losses which have occurred but have not yet been reported and for adverse development of reserves on reported losses by us on a quarterly basis. The estimate of claims arising for accidents which have not yet been reported is based upon our's and the insurance industry's experiences together with statistical information with respect to the probable number and nature of these claims.

  Gross loss reserves of $136.0 million and $121.0 million at December 31, 1999 and 1998 have been discounted by $39.5 million and $36.2 million, respectively, assuming interest rates of 6% for medical malpractice reserves and 4% for excess workers' compensation reserves based on the recommended rate under Pennsylvania law. These reserves are also discounted in our regulatory filings. In 1993, we adopted SFAS 113 and reclassified substantially all of our net retained medical malpractice reserves as claims deposit liabilities. On a net basis, therefore, the only discounted reserves are those relating to the Company's share of the excess reinsurance coverage provided in connection with each program. This discounting reduced net loss reserves on our consolidated balance sheets by $3.8 million and $4.7 million at December 31, 1999 and 1998, respectively.

  Prior to 1995 loss development has been generally favorable. The adverse development in recent years has principally been a result of losses on terminated programs.

  The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses in accordance with generally accepted accounting principles, also referred to as GAAP:

                                                Year ended December 31,
                                             --------------------------------
                                                1999        1998       1997
                                             ----------  ----------  --------
                                                     (In thousands)
Gross reserves for losses and loss
 adjustment expenses,
 beginning of year.......................... $1,190,426  $  716,461  $419,737
Recoverable from reinsurers.................  1,079,562     630,697   350,318
                                             ----------  ----------  --------
Net reserves for losses and loss adjustment
 expenses,
 beginning of year..........................    110,864      85,764    69,419
Less: Other net reserves(1).................    (10,184)     (3,542)   (1,008)
                                             ----------  ----------  --------
                                                100,680      82,222    68,411
Provision for losses and loss adjustment
 expenses for claims occurring in:
  Current year..............................    140,574      74,476    50,301
  Prior years...............................      7,131       3,782      (444)
                                             ----------  ----------  --------
Total losses and loss adjustment expenses
 incurred...................................    147,705      78,258    49,857
                                             ----------  ----------  --------
Payments for losses and loss adjustment
 expenses for claims occurring in:
  Current year..............................    (61,697)    (15,039)  (10,850)
  Prior years...............................    (64,562)    (44,761)  (25,196)
                                             ----------  ----------  --------
Total payments..............................   (126,259)    (59,800)  (36,046)
                                             ----------  ----------  --------
Net reserves for losses and loss adjustment
 expenses, end of year......................    122,126     100,680    82,222
Other net reserves(1).......................      8,058      10,184     3,542
                                             ----------  ----------  --------
                                                130,184     110,863    85,764
                                             ----------  ----------  --------
Recoverable from reinsurers.................  1,729,936   1,079,563   630,697
                                             ----------  ----------  --------
Gross reserves for losses and loss
 adjustment expenses,
 end of year................................ $1,860,120  $1,190,426  $716,461
                                             ==========  ==========  ========

--------
(1) Other reserves represent reinsurance contracts which are being run-off and which were written in subsidiaries other than Legion, plus reserves for other run-off business.

  The following table reconciles the difference between the Legion Companies' portion of the GAAP reserves and those contained in regulatory filings made by the Legion Companies' in accordance with statutory accounting practices, also referred to as SAP.

                    Reconciliation of SAP and GAAP Reserves

                                                  Year ended December 31,
                                               --------------------------------
                                                  1999        1998       1997
                                               ----------  ----------  --------
                                                       (in thousands)
Reserves for Legion losses and loss
 adjustment expenses,
 end of year SAP.............................  $  141,709  $  109,506  $114,211
Gross-up for ceded reinsurance reserves......   1,728,988   1,077,349   629,227
Provision for reinsurance uncollectible on a
 GAAP basis reported as a provision for
 unauthorized reinsurance on a SAP basis.....         --          302       924
Reclassification of loss reserves to claims
 deposit liabilities.........................     (13,853)    (19,163)  (29,011)
Reclassification of retroactive reinsurance
 reserve to receivable from affiliate........       2,777       8,598       --
Elimination of statutory increase in assigned
 risk reserves...............................     (15,000)    (15,000)  (15,000)
Reserves for audit premium estimates not
 included on SAP basis.......................       4,260       2,745       730
                                               ----------  ----------  --------
Reserves for Legion losses and loss
 adjustment expenses.........................   1,840,361   1,164,337   701,081
Other non-US Reserves........................      11,567      13,813    10,489
                                               ----------  ----------  --------
Liabilities for unpaid losses and loss
 adjustment expenses.........................   1,851,928   1,178,150   711,570
Reserves on run-off business.................       8,192      12,276     4,891
                                               ----------  ----------  --------
Total Reserves for Losses and Loss adjustment
 expenses,
 end of year GAAP............................  $1,860,120  $1,190,426  $716,461
                                               ==========  ==========  ========

  The following table presents the development of the Company's ongoing net reserves for 1989 through 1999. The top line of the table shows the estimated reserve for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This amount represents the estimated amount of losses and loss adjustment expenses for claims that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to the Company. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. It should be noted that the following table presents a "run-off" of balance sheet reserves, rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years.

                 ANALYSIS OF LOSS AND LOSS EXPENSE DEVELOPMENT
                       (Net of Reinsurance Recoverable)

                                                         Year Ended December 31,
                  ---------------------------------------------------------------------------------------------------------------
                   1989     1990      1991      1992      1993      1994      1995      1996      1997        1998        1999
                  -------  -------  --------  --------  --------  --------  --------  --------  ---------  ----------  ----------
                                                             (In thousands)
Gross reserve
 for losses and
 loss adjustment
 expenses (1)     $43,339  $88,437  $142,605  $191,775  $205,272  $242,189  $315,689  $419,737  $ 716,461  $1,190,426  $1,860,120
Reinsurance
 reserves         (22,221) (52,321)  (89,295) (113,075) (148,637) (178,002) (256,678) (350,318) (630,697)  (1,079,562) (1,729,936)
                  -------  -------  --------  --------  --------  --------  --------  --------  ---------  ----------  ----------
Net reserve for
 losses and loss
 adjustment
 expenses          21,118   36,116    53,310    78,700    56,635    64,187    59,011    69,419     85,764     110,864     130,184
Other reserves
 (3)               (2,540)  (1,357)   (1,464)   (1,531)   (1,118)   (1,006)   (1,008)   (1,008)    (3,542)    (10,184)     (8,058)
                  -------  -------  --------  --------  --------  --------  --------  --------  ---------  ----------  ----------
                   18,578   34,759    51,846    77,169    55,517    63,181    58,003    68,411     82,222     100,680     122,126
Reclassification
 of reserves to
 claim deposit
 liabilities (2)  (12,560) (20,796)  (28,322)  (36,078)      --        --        --        --         --          --          --
                  -------  -------  --------  --------  --------  --------  --------  --------  ---------  ----------  ----------
Reserve for
 losses and loss
 adjustment
 expenses
 restated for
 the effects of
 SFAS 113 :         6,018   13,963    23,524    41,091    55,517    63,181    58,003    68,411     82,222     100,680     122,126
Reserve re-
 estimated as of
 :
One year later     20,220   35,453    53,193    40,443    55,131    60,917    54,982    67,966     86,002     107,811
Two years later    20,476   34,953    24,269    41,433    52,381    56,767    54,328    70,502     91,809
Three years
 later             20,434   13,131    23,298    39,351    47,657    56,291    56,576    74,294
Four years later    6,328   12,132    22,010    36,330    47,740    57,760    59,198
Five years later    6,397   12,268    20,390    36,424    48,162    60,762
Six years later     5,993   10,649    20,500    36,652    51,532
Seven years
 later              4,737   10,700    20,689    37,515
Eight years
 later              4,768   10,750    23,472
Nine years later    4,672   10,757
Ten years later     4,522
Cumulative
 Redundancy
 (Deficiency)       1,496    3,206        52     3,576     3,985     2,419    (1,195)   (5,883)    (9,587)     (7,131)
Percentage             25%      23%       0%        9%        7%        4%       -2%       -9%        -12%        -7%

Reserve for Losses
and Loss Adjustment
Expenses without
the effect of
Discounting :
Discounted
 reserve          $18,578  $34,759  $ 51,846  $ 77,169  $ 55,517  $ 63,181  $ 58,003  $ 68,411  $  82,222  $  100,680  $  122,126
Total Discount      4,144    6,091     8,345    10,785     1,387     2,905     3,291     3,547      3,671       4,667       3,745
                  -------  -------  --------  --------  --------  --------  --------  --------  ---------  ----------  ----------
Ultimate Reserve
 Liability         22,722   40,850    60,191    87,954    56,904    66,086    61,294    71,958     85,893     105,347     125,871
Reclassification
 of reserves to
 claim deposit
 liabilities (2)  (16,704) (26,889)  (36,667)  (46,862)      --        --        --        --         --          --          --
                  -------  -------  --------  --------  --------  --------  --------  --------  ---------  ----------  ----------
Ultimate reserve
 liability
 restated for
 the effects of
 SFAS 113           6,018   13,961    23,524    41,092    56,904    66,086    61,294    71,958     85,893     105,347     125,871
Reserve re-
 estimated as of
 :
One year later     23,493   41,084    60,820    40,443    56,272    63,480    57,866    71,008     89,347     111,972
Two years later    23,760   39,668    24,269    41,433    53,410    59,186    57,097    73,790     95,584
Three years
 later             23,025   13,131    23,298    39,351    48,499    58,558    59,456    77,490
Four years later    6,328   12,132    22,010    36,330    48,400    60,096    61,943
Five years later    6,397   12,268    20,390    36,424    48,854    62,919
Six years later     5,993   10,649    20,500    36,652    52,031
Seven years
 later              4,737   10,700    20,689    37,515
Eight years
 later              4,768   10,750    23,472
Nine years later    4,672   10,757
Ten years later     4,522
Cumulative
 Redundancy
 (Deficiency)
 without
 discount effect    1,346    3,211     2,835     4,440     8,050     5,990     1,838    (1,832)    (3,454)     (6,625)
Percentage             22%      23%       12%       11%       14%       9%        3%       -3%        -4%         -6%
Cumulative
 Amount of
 Reserve Paid
 through :
One year later    $ 1,768  $ 4,705  $  9,647  $ 15,972  $ 17,909  $ 19,720  $ 10,955  $ 25,196  $  44,761  $   65,931
Two years later     2,590    4,986    13,158    21,121    25,306    21,054    22,422    43,068     62,781
Three years
 later              3,541    6,077    15,104    24,991    27,134    28,547    31,925    49,571
Four years later    3,857    6,859    16,897    25,510    31,972    34,398    41,684
Five years later    4,093    7,533    17,311    28,110    35,967    45,706
Six years later     4,322    7,381    17,943    30,793    41,392
Seven years
 later              3,842    7,484    19,494    33,432
Eight years
 later              3,662    8,304    20,920
Nine years later    4,010    8,845
Ten years later     4,279


(1) Medical malpractice reserves have been discounted at 8.25% in 1989 and 1990, and 6% in 1991, 1992, 1993, 1994, 1995, 1996, 1997, 1998 and 1999.
(2) The re-classification of reserves to claims deposit liablilties is a result of the adoption of SFAS 113.
(3) Other reserves represent reinsurance contracts which are being run-off and which were written in subsidiaries other than Legion, plus reserves on other run-off business.

Investments and Investment Results

  For a complete description of our investments and investment results, see note 5 to the consolidated financial statements.

Risk Factors

  You should carefully consider the risks described below regarding us and our common shares. The risks and uncertainties described below are not the only ones we face. There may be additional risks and uncertainties. If any of the following risks actually occur, our business, financial condition or results of operations could materially be affected and the trading price of our common shares could decline significantly.

  New insurance legislation in some states has increased competition, which has reduced our fee revenues and made sales and renewals more difficult.

  Beginning in 1993, legislative reforms designed to reduce the cost of workers' compensation insurance in some important workers' compensation markets caused competition to increase significantly. This heightened level of competition has persisted. Increased competition has lowered the premium rates that we may charge, which has reduced our fee revenue. Increased competition also has made sales and renewals of our programs more difficult. Workers' compensation reform, to the extent it reduces premiums and introduces relative stability in the traditional workers' compensation market, may reduce the appeal of alternative market products such as those offered by us.

  If we are unable to purchase reinsurance and transfer risk to reinsurers, our net income would be reduced or we could incur a loss.

  A significant feature of our risk management programs is the utilization of reinsurance to transfer all or a portion of risk not retained by the insured. The availability and cost of reinsurance is subject to market conditions, which are outside of our control. As a result, we may not be able to successfully purchase reinsurance and transfer risk through reinsurance arrangements. A lack of available reinsurance would adversely affect the marketing of our programs and force us to retain all or a part of the risk that cannot be reinsured. If we were required to retain these risks and ultimately pay claims with respect to these risks, our net income would be reduced or we could incur a loss. In addition, we are subject to credit risk with respect to our reinsurers because the transfer of risk to a reinsurer does not relieve us of our liability to the insured. The failure of a reinsurer to honor its obligations would reduce our net income or could cause us to incur a loss.

  If the issuers of letters of credit and clients fail to honor their obligations, our net income would be reduced or we could incur a loss.

  Each of our clients chooses a level of risk retention, which is reinsured either by one of our foreign reinsurance subsidiaries or by the client's captive insurance company. Letters of credit generally also supports this retention. In addition, we rely extensively on letters of credit issued or confirmed by a bank in order to secure a portion of the client's obligation to reimburse us for losses on a program. The failure of a bank to honor its letter of credit or the inability of a client to honor its uncollateralized reimbursement obligation would reduce our net income or could cause us to incur a loss.

  If tax laws prevent our IPC Program participants from deducting premiums paid to us, we would be unable to competitively market this program.

  The tax treatment of the IPC Program is not clear and varies significantly with the circumstances of each IPC Program participant. However, some participants deduct the premiums paid to us for federal income tax purposes. A determination that a significant portion of the IPC Program participants are not entitled to deduct the premiums paid to us, without a similar determination as to competing products, would adversely affect the marketability of the IPC Program.

  If our loss reserves are inadequate to meet our actual losses, our net income would be reduced or we could incur a loss.

  We are required to maintain reserves to cover our estimated ultimate liability losses and loss adjustment expenses for both reported and unreported claims incurred. These reserves are only estimates of what we think the settlement and administration of claims will cost based on facts and circumstances then known to us. Because of the uncertainties that surround estimating loss reserves and loss adjustment expenses, we cannot be certain that ultimate losses will not exceed these estimates of loss and loss adjustment reserves. If our reserves are insufficient to cover our actual losses and loss adjustment expenses, we would have to increase our reserves and our net income would be reduced or we could incur a loss.

  Insurance laws and regulations restrict our ability to operate.

  We are subject to extensive regulation under state and foreign insurance laws. These laws limit the amount of dividends that can be paid by our operating subsidiaries, impose restrictions on the amount and type of investments that they can hold, prescribe solvency standards that must be met and maintained by them and require them to maintain reserves. These laws also require disclosure of material transactions by MRM and require prior approval of certain "extraordinary" transactions. These "extraordinary" transactions include declaring dividends that exceed statutory maximums from operating subsidiaries to MRM or purchases of an operating subsidiary's capital stock. These laws also generally require approval of changes of control. Our failure to comply with these laws could subject us to fines and penalties and restrict us from conducting business. The application of these laws could affect our liquidity and could restrict our ability to expand our business operations through acquisitions involving our insurance subsidiaries.

  Our investment objectives may not be realized.

  The success of our investment objectives is affected by general economic conditions that are outside of our control. General economic conditions can adversely affect the markets for interest-rate-sensitive securities, including the extent and timing of investor participation in those markets, the level and volatility of interest rates and, consequently, the value of fixed income securities. We may not be able to realize our investment objectives, which could reduce our net income or cause us to incur a loss.

  Our industry is highly competitive and we may not be able to compete successfully in the future.

  Our industry is highly competitive and has experienced severe price competition over the last several years. We compete in the United States and international markets with domestic and international insurance companies. Some of these competitors have greater financial resources than we do, have been operating for longer than we have and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, we expect to face further competition in the future. We may not be able to compete successfully in the future.

  We are dependent on our key personnel.

  Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key executive officers and to attract and retain additional qualified personnel in the future. The loss of the services of any of our key executive officers or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct our business.

  If U.S. tax law changes, our net income may be reduced.

  Certain members of Congress have recently expressed concern over an alleged competitive advantage that foreign-controlled insurers and reinsurers may have over U.S.-controlled insurers and reinsurers due to the purchase of reinsurance by U.S. insurers from affiliates operating in certain foreign jurisdictions, including Bermuda. In this connection, it is possible that legislation will be proposed which would increase the U.S. tax burden on such transactions. No prediction can be made as to whether such legislation will ever be enacted into law. Were such legislation to be implemented, the U.S. tax burden on any business ceded from our licensed U.S. insurance subsidiaries to certain offshore reinsurers could be increased which could adversely affect our net income.

ITEM 2. PROPERTIES

  We and our subsidiaries operate out of leased premises, the most significant of which are in Philadelphia and Bermuda.

ITEM 3. LEGAL PROCEEDINGS

  At December 31st 1999, the Company was engaged in three separate arbitration proceedings against reinsurers who have withheld payment under reinsurance agreements with Legion. These proceedings are being conducted in accordance with the arbitration provisions contained in the relevant reinsurance agreements and will be held before arbitration panels in Philadelphia. At December 31st, 1999, the amount currently owing from these reinsurers for paid losses was approximately $6 million although this amount will increase if the reinsurers continue to withhold payment of reinsurance recoveries on future paid losses. These arbitrations are in the preliminary stages and, to date, none of the reinsurers has produced any evidence that causes the Company to believe it will not recover all amounts owing to it under the relevant agreements.

  In 1997 The United States Internal Revenue Service (the "IRS") commenced an examination of the Company's calculation of "Related Party Insurance Income" ("RPII") for 1993 and 1994. We calculate RPII on behalf of certain of our clients participating in its Insurance Profit Center Program in order to provide those clients with information used in preparing their United States income tax returns. We believe that our calculation of RPII was materially correct in both years. As a part of this examination, the IRS also questioned whether certain clients of the Insurance Profit Center Program properly deducted all or a portion of the premium paid in connection with their program. We believe that the IRS has completed its examination. No adjustments were required as a result of the examination either to the Company's RPII calculations or generally to client's tax returns with regard to the deductibility of premiums paid to the IPC Program.

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

  None

EXECUTIVE OFFICERS OF THE REGISTRANT

                             Officer                 Principal Occupation
   Name                  Age  Since                  & Business Experience
   ----                  --- -------                 ---------------------
Robert A. Mulderig......  47  1982   Chief Executive Officer of MRM since 1982; Chairman
                                     of Legion Insurance Co.; Director of The Galtney
                                     Group, Inc., and The Bank of N.T. Butterfield & Sons
                                     Ltd. Also serves as a director or officer of a
                                     number of unaffiliated captive insurance companies
                                     to which we provide management services.

John Kessock, Jr. ......  51  1979   President of the MRM, Mutual Group Ltd. and Legion
                                     Insurance; primarily responsible for marketing the
                                     Company's programs since 1979; Chairman of
                                     Commonwealth Risk Services L.P. and the IPC
                                     Companies. Director of Ward North America, Inc.

Richard G. Turner.......  49  1984   Executive Vice President of MRM; President of CRS
                                     since 1984; Vice President of Marketpac
                                     International, a subsidiary of American
                                     International Group, from 1979 to 1984. Director of
                                     Colonial Penn Insurance Company,

Glenn R. Partridge......  46  1983   Executive Vice President of MRM; Senior Vice
                                     President of Legion Insurance; primarily responsible
                                     for Legion Insurance's underwriting function since
                                     1987; Vice President of CRS from 1983 to 1987.

James C. Kelly..........  45  1985   Senior Vice President and Chief Financial Officer of
                                     MRM; Vice President and Chief Financial Officer
                                     since March 1991; Vice President & Controller since
                                     1985.

Paul D. Watson..........  41  1986   Senior Vice President and Chief Operating Officer of
                                     MRM; Vice President of MRM since March 1991;
                                     President of the IPC Companies from July 1992 until
                                     December 1998; held various management and
                                     accounting positions since joining MRM in 1986.

Richard E. O'Brien......  42  1995   Senior Vice President and General Counsel of MRM
                                     since March 1995. Prior thereto partner in the law
                                     firm of Dunnington, Bartholow & Miller, New York.

  All Executive Officers are appointed by MRM's Board of Directors and serve until the next annual general meeting of the shareholders or until their successors are appointed.

Section 16 (a) Beneficial Ownership Reporting Compliance

  Section 16 (a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the United States Securities and Exchange Commission, also known as the SEC, initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities . Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

  To our knowledge, based solely on review of the copies of the reports furnished to us and written representations that no other reports were required, during the year ended December 31, 1999, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were complied with, except that Mrs. Patrick filed a Form 4 late with respect to the sale of common stock, and Mr. Galtney filed a Form 4 late with respect to the purchase of common stock.

                                    PART II

ITEM 5. MARKET FOR COMMON SHARES AND RELATED STOCKHOLDER MATTERS

  Our common shares have been listed on the New York Stock Exchange under the symbol MM since June 25, 1991. Our common shares were listed in connection with our initial public offering completed in July 1991. There were 411 holders of record of our common shares as of February 25, 2000.

  The following table sets forth the high and low closing sale prices for the shares during 1998 and 1999 for the calendar quarters indicated as reported by the New York Stock Exchange Composite Tape.

                                                                  High     Low
                                                                -------- -------
   Year Ended December 31, 1998
     First Quarter............................................. 34 7/16  28 3/16
     Second Quarter............................................ 36       31 1/2
     Third Quarter............................................. 38 15/16 30
     Fourth Quarter............................................ 39 7/8   27 1/2

   Year Ended December 31, 1999
     First Quarter............................................. 42 5/8   32 7/8
     Second Quarter............................................ 40 3/8   33 3/8
     Third Quarter............................................. 35       12 1/4
     Fourth Quarter............................................ 16 15/16 10 3/8

   Year Ended December 31, 2000
     First Quarter (through March 17, 2000).................... 17       12 5/8

  The last reported closing price per share of our common shares on the New York Stock Exchange Composite Tape on March 17, 2000 was $15 1/16.

  During 1999 and 1998 we paid dividends of $.25 and $.21 per common share, respectively. Dividends are paid quarterly.

  Our ability to pay dividends is restricted due to certain insurance regulations. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and Note 12 to the consolidated financial statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

INCOME STATEMENT DATA:

                                         Year Ended December 31,
                          ------------------------------------------------------
                             1999     1998(3)    1997(3)    1996(3)    1995(3)
                          ---------- ---------- ---------- ---------- ----------
                                 (In thousands, except per share amounts)
Revenues................  $  387,626 $  287,914 $  230,498 $  171,426 $  138,659
                          ---------- ---------- ---------- ---------- ----------
Income before income
 taxes and minority
 interest...............      50,307     72,970     60,109     46,465     40,368
                          ---------- ---------- ---------- ---------- ----------
Income before minority
 interest...............      50,672     64,434     49,477     38,322     31,502
                          ---------- ---------- ---------- ---------- ----------
Income before
 extraordinary loss.....      50,620     64,527     49,477     38,067     31,027
                          ---------- ---------- ---------- ---------- ----------
Net income..............      50,438     64,527     49,477     38,067     31,027
                          ---------- ---------- ---------- ---------- ----------
Net income available to
 common shareholders....      50,438     64,527     49,372     37,900     30,837
                          ---------- ---------- ---------- ---------- ----------
Net income available to
 common shareholders
 --Basic................  $     1.18 $     1.56 $     1.25 $       99 $      .82
 --Diluted..............  $     1.14 $     1.42 $     1.15 $      .93 $      .79
                          ---------- ---------- ---------- ---------- ----------
Weighted average number
 of common shares
 outstanding(1)
 --Basic................      42,797     41,275     39,379     38,369     37,442
 --Diluted..............      49,607     50,233     48,785     47,281     40,313
                          ---------- ---------- ---------- ---------- ----------
Dividends per common
 share..................  $      .25 $      .21 $      .19 $      .16 $      .13
                          ---------- ---------- ---------- ---------- ----------

BALANCE SHEET DATA:

                                            As at December 31,
                          ------------------------------------------------------
                             1999     1998(3)    1997(3)    1996(3)    1995(3)
                          ---------- ---------- ---------- ---------- ----------
                                              (In thousands)
Total assets............  $4,033,174 $3,074,257 $2,206,050 $1,690,428 $1,425,411
                          ---------- ---------- ---------- ---------- ----------
Reserve for losses and
 loss expenses..........   1,860,120  1,190,426    716,461    419,737    315,689
                          ---------- ---------- ---------- ---------- ----------
Debt(2).................     227,898    125,485    128,711    122,211    116,039
                          ---------- ---------- ---------- ---------- ----------
Redeemable preferred and
 common shares..........         --         --       1,929      4,462      4,026
                          ---------- ---------- ---------- ---------- ----------
Shareholders' equity....     358,144    343,166    263,575    211,343    169,207
                          ---------- ---------- ---------- ---------- ----------

--------
(1) See Note 14 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute per share amounts.
(2) See Note 6 and 7 of Notes to Consolidated Financial Statements.
(3) All prior period results have been restated to reflect the pooling of interests following the acquisition of Captive Resources, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS

For the Years Ended December 31, 1999, 1998 and 1997

  Consolidated Net income decreased by 22% to $50.4 million in 1999 from $64.5 million in 1998 which was in turn a 30% increase over the $49.5 million earned in 1997. The decline in earnings in 1999 is due to slower growth in the Program Business segment and a decline in Corporate Risk Management offset, in part, by growth in Specialty Brokerage and Financial Services. 1999 earnings were also adversely affected by the third quarter provisions related to net losses incurred on terminated programs of $8 million, net of tax. The increase in 1998 earnings was primarily attributable to the growth experienced in the Program Business and Financial Services segments.

  All prior period results have been restated to reflect a pooling of interests following the acquisition of Captive Resources, Inc.

  Set forth in Table I is an analysis of the components of the Company's revenues for each of the last three years.

                               TABLE I--REVENUES
                                (In thousands)

                                             Year Ended December 31,
                                     ------------------------------------------
                                       1999    Growth   1998    Growth   1997
                                     --------  ------ --------  ------ --------
Fee income.......................... $177,711     13% $157,271    30%  $121,258
Premiums earned.....................  181,798     78   101,913    21     84,200
Net investment income...............   33,616     14    29,590    11     26,592
Realized capital losses.............   (5,199)   418    (1,003)  (38)    (1,608)
Other income........................     (300)  (310)      143   155         56
                                     --------         --------         --------
    Total........................... $387,626     35% $287,914    25%  $230,498
                                     ========         ========         ========

  The growth of Fee income and Premiums earned over the past three years has been primarily due to the strong growth in Program Business, which has compensated for the decline in Corporate Risk Management business.

  Overall, pre-tax profit margins on Fee income fell in 1999 to 28% compared to 35% in 1998 and 37% in 1997.

                               SEGMENT ANALYSIS

  The components of Fee income by business segment are illustrated in Table
II.

                   TABLE II--FEE INCOME BY BUSINESS SEGMENT
                                (In thousands)

                                                Year Ended December 31,
                                        ----------------------------------------
                                          1999   Growth   1998   Growth   1997
                                        -------- ------ -------- ------ --------
Program Business fees.................. $ 95,132   16%  $ 82,267   67%  $ 49,363
Corporate Risk
  Management fees......................   49,365   (4)    51,640   (6)    54,800
  Specialty Brokerage fees.............   13,692   52      9,021    8      8,351
  Financial Services fees..............   19,522   36     14,343   64      8,744
                                        --------        --------        --------
    Total.............................. $177,711   13%  $157,271   30%  $121,258
                                        ========        ========        ========

Program Business

  Program Business involves replacing traditional insurers and acting as the conduit between producers of specialty books of business and reinsurers wishing to write that business. Program Business accounted for 53% of total Fees for 1999 compared to 52% in 1998 and 41% in 1997. This growth has resulted from the continued expansion of this business as a result of reinsurers' increased appetite for premium volume in the current soft market. Fees earned on individual Program accounts are more likely to grow compared to Corporate accounts because new policy holders are constantly being added in each program. Program Business also has historically had a higher retention rate than Corporate Risk Management. Pre-tax margins in this segment were 28% for 1999 compared to 40% in 1998 and 39% in 1997. The second half of 1999 saw a decline in the growth rate and margins in this segment as a result of a decline in premium rates, especially at the Company's underwriting management subsidiary, Small Business Underwriters.

Corporate Risk Management

  Corporate Risk Management, the Company's original business segment, involves providing services to businesses and associations seeking to insure a portion of their risk in a loss sensitive Alternative Market structure. This segment, which accounted for 28% of total Fee income for 1999 compared to 33% in 1998 and 45% in 1997, has been the most affected by the extremely soft insurance market cycle for commercial risks. Corporate Risk Management Fees decreased in both 1998 and 1999 due to these soft market conditions. The number of Corporate Risk Management accounts decreased in 1999 to 103 from 118 in 1998 which was in turn down from 154 in 1997. Profit margins fell in 1999 to 32% compared to 39% in 1998 and 37% in 1997. The 1999 profit margin was negatively impacted by the decrease in Fees on Program Business because certain Operating expenses are not separately identified by segment, but rather are apportioned by Fee income.

  Historically, workers' compensation has been the major line of business written by the Company in both its Corporate Risk and Program Business segments. Generally, competition for workers' compensation business has increased in recent years and the resulting under-pricing of workers' compensation risks by traditional insurers has reduced the incentive for insureds to enter "Alternative Market" vehicles such as those offered by the Company in its Corporate Risk Management segment. However, the Company is beginning to see price increases in a number of lines, particularly in California workers' compensation and in accident and health across the U.S., resulting in increased submission activity.

  Despite these competitive forces, the Company was successful in increasing its business as a result of the attractiveness of Program Business in this soft reinsurance market. The Company continued to diversify its business to reduce its reliance on the workers' compensation market and was successful in doing so. As a percentage of Total Fee income, workers' compensation accounts decreased from over 80% at December 31, 1994 to 53% at December 31, 1999 as a result of the Company writing accounts comprising other lines of coverage such as accident and health, commercial, auto liability, auto physical damage and other liability coverages as well as the expansion of the Company's Financial Services segment.

Specialty Brokerage

  The Company's Specialty Brokerage business segment provides access to Alternative Risk Transfer insurers and reinsurers in Bermuda and Europe. Fees in this segment grew by 52% in the year as a result of increased business placed in Bermuda and London. Profit margins improved to 38% from 25% in 1998 and 31% in 1997 primarily as a result of the increased revenues.

Financial Services

  Financial Services, the Company's newest business segment, provides administrative services to offshore mutual funds and other companies. This segment also includes the Company's family of proprietary mutual funds as well as asset accumulation life insurance products for the high net worth market. Financial Services accounted for 11% of total Fee income for 1999, up from 9% for 1998 and 7% in 1997. Fees from Financial Services increased primarily as a result of an increase in the number of mutual funds under management from 129 in 1997 and 195 in 1998, to 279 in 1999. Profit margins decreased from 26% in 1997 to 4% in 1998, and improved to 7% in 1999. Margins in the Financial Services segment were adversely affected in both 1998 and 1999 by the previously announced revised Executive Incentive Plan implemented in 1998. The effect of this revised Executive Incentive Plan will continue through 2000. Excluding the effect of the revised Executive Incentive Plan, the profit margins in this segment would have been 17% and 18% for the years ended December 31, 1999 and 1998 respectively.

UNDERWRITING

  The Company generally requires each Corporate Risk Management client to indemnify it against an underwriting loss and the client normally provides collateral for at least the difference between the funds available in that client's account and the level of expected losses as actuarially determined by the Company, although in certain circumstances the collateral level is below the level of expected losses. This is also the case for Program Business clients who participate in the IPC Programs. For Program Business clients that do not participate in the IPC Programs, reinsurance protection is purchased by the Company to minimize its underwriting risk.

  The Company faces a credit exposure in the event that losses exceed their expected level and the client is unable or unwilling to honor its indemnity to the Company. The Company also faces credit exposure on both Program and Corporate Risk Business if its clients or brokers fail to pay the premium due, through failure of the program manager or broker to properly administer the program and through failure of reinsurers to honor their obligations. Lastly, the Company is exposed to underwriting risk if losses incurred under programs exceed their reinsurance limits or where there is a gap in purchased reinsurance cover.

  The Company has established provisions for losses as a result of these exposures for certain clients.These provisions, which totaled $18.0 million at December 31, 1999, $7.3 million in 1998 and $5.6 million in 1997, reduced the level of Fee income in each year by $3.1 million, $.9 million and $1.1 million respectively. These provisions also adversely impacted the underwriting results in each year by $7.6 million, $.8 million and $0 in 1999, 1998, and 1997 due to programs where losses exceeded reinsurance limits and uncollected premiums. The increase in provisions from 1998 to 1999 relates primarily to provisions established in the third quarter on a number of terminated programs. The 1999 provisions are net of a reinsurance recovery of $14.7 million under a contingency excess of loss policy. The increase in the number of accounts and their inherent growth in premium volume, the increase in the clients' aggregate retentions since 1991, the amounts recoverable from reinsurers, which amounted to $2.0 billion at December 31, 1999 and $1.3 billion at December 31, 1998, in addition to competitive factors which have limited the amount of collateral that clients are willing to provide, have significantly increased the Company's exposure to such losses. The Company evaluates the financial condition of its clients, brokers and reinsurers to minimize its exposure to losses from insolvencies.

  During 1999, the Company initiated binding arbitration proceedings for the payment of reinsurance recoverables from a number of reinsurers who have withheld payment due to the Company. The amounts due to the Company relate primarily to reinsurance on workers' compensation coverage. The Company believes it will ultimately prevail in such arbitrations and any related actions that may arise.

  Premiums earned increased by 78% in 1999, 21% in 1998 and 49% in 1997. These increases are attributable to the shift in business from the Corporate Risk Management segment to the Program Business segment and the strong growth within this segment. Program Business usually involves higher premiums than business derived from the Corporate Risk Management segment due to new policies constantly being added by agents. Premiums earned represent the net premiums retained by the Company on which it bears underwriting risk. The Company believes that both the volatility of underwriting profit or loss and the probability of experiencing a severe underwriting loss are less than would ordinarily be expected for a traditional property/casualty insurer, due to the nature of the business written by the Company and the structure of its reinsurance. In the past, the level of Premiums earned has been closely matched by the level of Total insurance costs, resulting in small amounts of underwriting loss as a percentage of Premiums earned. However, in 1999, Losses incurred under certain programs exceeded their reinsurance limits and caused underwriting losses to be higher than historical levels. The fact that Premiums earned have historically matched Total insurance costs means that even a significant fluctuation in Premiums earned should have a relatively insignificant impact on the Company's Net income.

  Included in Premiums earned are assigned risk premiums of $1.8 million in 1999 as compared to $2.5 million in 1998 and $8.4 million in 1997. The underwriting losses associated with these assigned risk premiums, together with other charges imposed by certain states on voluntary insurers such as Legion to support involuntary market losses ("residual market loads"), are passed on by Legion to clients' accounts.

  Other than the risks described above, the Company's principal exposure to underwriting loss exists in relation to the premium associated with the Company's retention of a portion of the specific and aggregate excess risk on each client's account. On this retained excess risk the Company may experience volatility in underwriting results. The portion of the Company's Premiums earned which relate to this risk was $4.1 million in 1999 as compared to $2.1 million in 1998 and $2.2 million in 1997, representing 2%, 2%, and 3% of Premiums earned in 1999, 1998 and 1997 respectively. The Company incurred an underwriting loss of $17.5 million in 1999, $2.4 million in 1998 and $1.5 million in 1997. The large loss in 1999 was principally due to the provisions on terminated programs described above. These underwriting losses were also a result of retained risk on the Company's treaties and underwriting expenses. The Company takes 100% of the risk within the first $1.25 million layer of the aggregate excess exposure on its main treaty up to a deductible amount equal to 1.5% of the Company's gross premiums (as defined) and 10% of the risk over a loss ratio of 120%, in the event that the loss ratio for the first layer exceeds 120%. The Company takes no share of the risk in the layer $3.75 million excess of $1.25 million per account. The maximum retention for specific excess losses is 10% of $.75 million excess of $.25 million per occurrence.

INVESTMENT INCOME

  Gross investment income increased by $.8 million in 1999 to $35.9 from $35.1 million in 1998 and $30.0 million in 1997 as a result of increases in gross invested assets. Net investment income, after adjusting for investment income which is payable to others, increased by 14% to $33.6 million in 1999 from $29.6 million in 1998 and $26.6 million in 1997. The increase in Net investment income for 1999 is due, in part, to the inclusion of investment income from one of the Company's programs, accounted for as Claims deposit liabilities, which added $2.8 million for the year. Net invested assets increased $88 million or 20% to $527 million in 1999 from $439 million in 1998 and $402 million in 1997. The yield on these assets remained steady at 6.9% in 1999 and 1998, which was up slightly from 6.7% in 1997. The Company's investment income is produced through the investment of its capital funds, long term debt, other funds held representing amounts due others and reserves held by the Company for unearned premiums and unpaid losses.

  The breakdown of expenses for each of 1999, 1998 and 1997 is set forth in Table III.

TABLE III--EXPENSES
                                (In thousands)

                                                Year Ended December 31,
                                        ----------------------------------------
                                          1999   Growth   1998   Growth   1997
                                        -------- ------ -------- ------ --------
Losses incurred........................ $147,705   89%  $ 78,258   57%  $ 49,857
Acquisition costs......................   51,582   98     26,061  (27)    35,816
                                        --------        --------        --------
Total insurance costs..................  199,287   91    104,319   22     85,673
Operating expenses.....................  128,524   26    101,687   32     76,795
Interest expense.......................    6,807    0      6,819    1      6,752
Other expenses.........................    2,701   27      2,119   81      1,169
                                        --------        --------        --------
  Total................................ $337,319   57%  $214,944   26%  $170,389
                                        ========        ========        ========

  The increases in Total insurance costs are typically the direct result of the increases in Premiums earned during the relevant period. However, Total insurance costs during 1999 exceeded the increase in Premiums earned. During the year, the Company established a provision related to net losses incurred on a number of terminated programs of $8 million net of tax. This resulted in a $12.3 million increase in Losses and loss expenses incurred offset by a $4.3 million reduction in Income taxes. Losses incurred also increased as a direct result of the decreased use of large deductible policies and the increase in Program Business. The 27% decrease in Acquisition costs from 1997 to 1998 is due to the reduction in the number of deductible programs, which have high expense levels; the loss of one large account that was fully retained; and reduction in expenses charged by the assigned risk pools.

  The primary factors responsible for the increases in Operating expenses were:
(a) the increased cost of administering the Company's highly regulated policy-issuing subsidiaries, as the volume of policies issued increased; (b) increased personnel costs in all areas, caused by an increase in the number of full time employees from 743 in 1997 to 934 in 1998 to 1,143 in 1999, resulting from the growth of the Company's businesses as well as the impact of the Company's growth in revenues and profits on employee bonus plans; and (c) the acquisitions of SBU, Hugo Trust, Avreco, Capital Management and the Hemisphere expansions to Boston and Ireland.

  The charges for Income taxes represent effective tax rates of 17.6%, 11.7% and (.7)% in 1997 through 1999 respectively. The reduced tax rate in 1998 and 1999 is due to increased earnings outside of the United States. The tax rate in 1999 was reduced further by the provisions on terminated programs. These factors, plus interest earned on tax-fee municipal securities and the tax benefit derived from the exercise of employee stock options, are the major causes of the difference between the expected federal income tax rate in the United States of 35% plus state income taxes and the Company's effective rates in the year. The Legion Companies, as insurance companies in the United States, are subject to income tax on an accelerated basis and, as a result, a deferred tax benefit was carried on the Consolidated Balance Sheets of $4.2 million in 1999 and $.9 million in 1998.

                        LIQUIDITY AND CAPITAL RESOURCES

Investments

  At December 31, 1999 the market value of the Company's Total marketable investments was $607 million, as compared to $580 million at December 31, 1998. In accordance with SFAS 115, Investments available for sale are reported at fair market value with unrealized gains and losses included as a separate component of Shareholders' equity. These Investments generally consist of investment grade fixed-income securities that the Company believes are readily marketable and could be liquidated to meet cash requirements, if necessary.

Cash Flow

  Cash flow from operations has historically provided the Company its principal source of liquidity. The Company has continued to produce a positive cash flow with $20.6 million of cash provided from operations during 1999, as compared to $62.4 million in 1998 and $56.4 million in 1997. Cash flow in 1999 was adversely affected by delays in recovering reinsurance payments in the Company's Program Business segment but improved in the second half of 1999 from the first and second quarters.

  The Company recently established a $250 million bridge loan facility, $117 million of which was outstanding at December 31, 1999. The Company made an additional contribution to the policyholders' surplus of its U.S. insurance companies in the amount of $110 million from this facility. As of December 31, 1999, the Company had repurchased $14 million face amount of its Convertible Exchangeable Subordinated Debentures due 2015 at a cost of $6.3 million, also from this facility. The Company expects to refinance this bridge loan facility with permanent financing during 2000, and recently filed an S-3 Shelf Registration Statement with the U.S. Securities and Exchange Commission for the future issuance of $500 million of debt and preferred securities.

  The Company believes that funds generated from operations and available credit will be sufficient to finance its current operations and to fund the repurchase of the remaining Convertible Exchangeable Subordinated Debentures as well as the 2.4 million remaining Common Shares of the Company's 5.0 million share repurchase authorization.

Insurance Operations

  At the end of 1999 and 1998, 61% and 56% of the Company's Total marketable investments were held by the Company's policy-issuing subsidiaries in the United States. These companies are restricted by regulation in the amount of dividends they can pay without prior regulatory approval to $35.0 million in 2000 (based on 1999 results) and will continue to face these restrictions in the future. During 1999 they paid a dividend of $7 million. They are also required to maintain certain deposits with or supply letters of credit to regulatory authorities which totaled $166 million at December 31, 1999 ($59 million of deposits and $107 million of letters of credit) as compared to $152 million at December 31, 1998 ($60 million of deposits and $92 million of letters of credit).

  A widely accepted factor used by regulators and rating agencies in evaluating insurance companies is the ratio of net premiums written to policyholders' surplus which is an indication of the degree to which an insurer is leveraged. Because of the low level of net premiums written, they have produced a relatively low ratio on this basis of approximately 0.6:1 in 1999, 0.5:1 in 1998 and 0.4:1 in 1997 and should continue to produce relatively low ratios in the future. Due to the nature of the Company's operations, a more appropriate indication of leverage is the ratio of gross premiums written to policyholders' surplus, which amounted to 3.6:1 in 1999, 3.6:1 in 1998 and 3.0:1 in 1997. The National Association of Insurance Commissioners ("NAIC") has established that an "unusual value" for this ratio would be 9:1 or higher. The Company has adopted a policy that this ratio should not exceed 4:1.

  The NAIC has adopted a risk-based capital ("RBC") formula to be applied to all property/casualty insurance companies. The formula measures capital and surplus needs based on an insurance company's products and investment portfolio and is to be used as a tool to identify weakly capitalized companies. An insurance company that does not meet the threshold RBC measurement standards could be required to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. At December 31, 1999 the Company's policy-issuing subsidiaries met the RBC requirements with a combined required risk-based capital of $121.0 million and an actual adjusted capital of $347.4 million.

Shareholders' Equity

  Shareholders' equity increased 4% to $358 million at December 31, 1999 from $343 million at December 31, 1998. This increase was attributable to Net income in 1999, less dividends paid, plus the value of shares issued on the exercise of employee stock options, and the conversion of debentures. During 1999 the total number of Common Shares outstanding decreased to 41,205,191 from the 1998 level of 42,205,596, mainly as a result of the Company repurchase of 2.6 million shares in the fourth quarter at an average price of $11.31 per share. This decrease in Common Shares outstanding for the year was partly offset by the conversion of debentures and the exercise of employee stock options.

Total Assets

  Total assets increased to $4.0 billion at December 31, 1999, a 31% increase from $3.1 billion at December 31, 1998. $693.4 million, or 17% of Total assets in 1999 and $722.3 million, or 23%, in 1998 related to Assets held in separate accounts. As detailed in Note 2A to the Consolidated Financial Statements, such assets are principally managed assets attributable to participants in the Company's IPC Programs. Total assets also increased due to the increase in Reinsurance receivables from $1,079.6 million in 1998 to $1,729.9 million in 1999. This increase, which is largely offset by corresponding increases in the Reserve for losses and loss expenses and Accounts payable, is due to the greater amount of reinsurance utilized in connection with the Company's Program Business segment.

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

Market Sensitive Instruments

  Market risk generally represents the risk of loss that may result from potential change in the value of a financial instrument due to a variety of market conditions. The Company's exposure to market risk is generally limited to potential losses arising from changes in the level or volatility of interest rates on market values of investment holdings and on a bridging loan. The Company's exposure to movements in exchange rates and equity prices is limited. The Company does not hold or issue significant derivative financial instruments for trading or speculative purposes.

  a) Interest Rate Risk

    Interest rate risk results from the Company' holdings in interest-rate-sensitive instruments. The Company is exposed to potential losses arising from changes in the level or volatility of interest rates on fixed rate instruments held. The Company is also exposed to credit spread risk resulting from possible changes in the issuer's credit rating. To manage its exposure to interest rate risk the Company attempts to select investments with characteristics that match the characteristics of the related insurance and contract holder liabilities. Additionally, the Company generally only invests in higher-grade interest bearing instruments.

    The Company is also exposed to interest rate risk on the $117 million bridging loan, which bears interest at LIBOR plus 0.75%. $110 million of this facility was contributed to the U.S. insurance companies and has been invested in a variable rate debt instrument with matching terms and maturity to cover the interest cost of the bridge loan financing.

  b) Foreign Exchange Risk

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

  c) Equity Price Risk

    Equity price risk arises from fluctuations in the value of securities held. Changes in the level or volatility of equity prices affect the value of equity securities held by the Company. Management does not believe the Company is exposed to a material risk from changes in equity prices due to its limited investment in equity securities.

  The tables below provide information about the Company's available for sale investments that are sensitive to changes in interest rates at December 31, 1999 and 1998 respectively. The tables present expected cash flows and related weighted-average interest rates by expected maturity dates. Separate account assets and liabilities are not included in this analysis as gains and losses related to these accounts generally accrue to the program holders. There were no material quantitative changes in market risk exposure between the current and preceding fiscal year with respect to available for sale investments.

             YEAR ENDED DECEMBER 31, 1999--EXPECTED MATURITY DATE

                                                                  Total
                         2000  2001  2002  2003  2004  Thereafter Value   Fair
                         ----- ----- ----- ----- ----- ---------- ------ ------
                          (dollars in millions, except average interest rates)
Assets
Investments
  Available for sale.... $29.3 $40.5 $50.1 $50.3 $52.3   $137.8   $360.3 $352.3
  Average Interest
   Rate.................  5.9%  6.6%  6.3%  6.7%  7.1%     6.4%

             YEAR ENDED DECEMBER 31, 1998--EXPECTED MATURITY DATE

                                                                  Total
                         1999  2000  2001  2002  2003  Thereafter Value   Fair
                         ----- ----- ----- ----- ----- ---------- ------ ------
                          (dollars in millions, except average interest rates)
Assets
Investments
  Available for sale.... $45.4 $34.6 $45.2 $50.2 $32.4   $139.1   $346.9 $352.5
  Average Interest
   Rate.................  6.6%  5.8%  6.5%  6.3%  7.1%     6.4%

Impact of Year 2000

  The Company has not experienced any significant Year 2000 issues to date. All systems identified for replacement before the Year 2000 were replaced. Since the Company regularly updates its hardware and software, the pure additional cost of Year 2000 compliance was not material.

  The Company has taken steps that it believes are reasonably designed to obtain assurances that its critical customers, reinsurance intermediaries, managing general agents, suppliers and others have addressed their Year 2000 compliance efforts. Although the change in date to Year 2000 has occurred, it is not possible to conclude that all aspects of the Year 2000 issue that may affect the Company relating to other third party providers have been fully resolved. The inability of the Company's third party providers to properly address the Year 2000 issue could have an adverse material impact on the Company's financial position or results of operations. Management will continue to monitor the status of and its exposure to this issue, however, the Company has not experienced any significant Year 2000 issues to date. Contingency plans are still in place should critical customers, reinsurance intermediaries, managing general agents, suppliers and others fail to resolve their own Year 2000 issues. To date, the Company has not been notified of any Year 2000 related claims.

Acquisitions

  On March 1, 1999, the Company acquired Captive Resources, Inc., ("CRI") a provider of services to member owned group captive insurance companies. CRI has long-term contracts with more than 20 well established captives.

Recent Accounting Pronouncements

  In October 1998, the Accounting Standards Executive Committee issued Statement of Position 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance

Risk". The Statement provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk under deposit accounting. The Statement is effective for fiscal years beginning after June 15, 1999 with early adoption encouraged. The Company does not expect the Statement to have a material impact on its financial position or results of operations.

  In June 1998, the Financial Accounting Standards Board issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" which was amended by Statement 137 in June 1999. The Statement requires recording all derivative instruments as assets or liabilities, measured at fair value. The Statement is effective for fiscal years beginning after June 15, 2000. The Company does not expect the Statement to have a material impact on its financial position or results of operations.

Subsequent Events

  During the first quarter of 2000, the Company repurchased convertible Debentures representing a principal amount of $222 million in the open market at a cost of $101.3 million. The repurchased debentures were convertible into $4.8 million Common Shares and their repurchase will result in a one-time extraordinary loss of approximately $4.3 million, net of tax.

Safe Harbor Disclosure For Forward-Looking Statements

  In connection with the "safe harbor' provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), the Company sets forth below cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those which might be projected, forecasted, or estimated or otherwise implied in the Company's forward-looking statements, as defined in the Act, made by or on behalf of the Company in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, telephone calls and conference calls. Such statements may include, but are not limited to, projections of Fee income, Premiums earned, Net investment income, Other income, Losses and loss expenses incurred, Acquisition costs, Operating expenses, Other expenses, earnings (including earnings per share), cash flows, plans for future operations, Shareholders' equity, financing needs, capital plans, dividends, plans relating to products or services of the Company, and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and are generally expressed with words such as "believes", "estimates", "expects", "anticipates", "could have", "may have", and similar expressions.

  Forward-looking statements are inherently subject to risks and uncertainties. The Company cautions that factors which may cause the Company's results to differ materially from such forward-looking statements include, but are not limited to, the following: (a) Changes in the level of competition in the reinsurance or primary insurance markets that adversely affect the volume or profitability of the Company's business. These changes include, but are not limited to, the intensification of price competition, the entry of new competitors, existing competitors exiting the market, and the development of new products by new and existing competitors; (b) Changes in the demand for reinsurance, including changes in ceding companies'retentions, and changes in the demand for primary and excess and surplus lines insurance coverages; (c) The ability of the company to execute its business strategies and its reliance on key personnel; (d) Adverse development on claims and claims expense liabilities related to business and the failure of clients, reinsurers or others to meet their obligations to the Company in connection with such losses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  See Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Our consolidated financial statements for the years ended December 31, 1999, 1998 and 1997 are filed herewith in response to Item 14.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING DISCLOSURE

  None.

                                   PART III

ITEM 10. MANAGEMENT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Pursuant to General Instructions G(3) of Form 10-K, Items 10 to 13, inclusive, have not been restated or answered since we intend to file within 120 days after the close of our fiscal year with the SEC a definitive proxy statement pursuant to Regulation 14A under the Exchange Act and the information contained in the proxy is hereby incorporated by reference. The information included in the proxy statement pursuant to the requirements of Sections 402(k) and (l) of Regulation S-K is not incorporated by reference in this annual report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

A. Exhibits

 Exhibit
   No.                                Description
 -------                              -----------
   3.1   Memorandum of Association(1)

   3.2   Bye-Laws of Registrant(4)

   3.3   Bye-Laws of IPC Mutual Holdings Ltd.(1)

   4.1   Form of Stock Certificate(1)

   4.2   Indenture dated as of October 30, 1995 relating to the Company's Zero
         Coupon Convertible Exchangeable Subordinated Debentures due 2015.(5)

  10.1   Share Purchase Agreements with Messrs. Partridge, Turner and
         Kelly(1)(3)

  10.2   Mutual Risk Management Ltd. 1988 Stock Option Plan(1)(3)

  10.3   1991 Long Term Incentive Plan(2)(3)

  10.4   Form of Director's Stock Option Grant Agreement(2)(3)

  10.5   Form of Non-Qualified Stock Option Grant Agreement(2)(3)

  10.6   Form of Shareholders Agreement relating to the IPC Program(1)

  10.7   Agreement between Mutual Risk Management (Bermuda) Ltd. and Robert A.
         Mulderig relating to Hemisphere Trust Company Limited.(6)

  10.8   Directors Deferred Cash Compensation Plan(3)(5)

  10.9   Directors Restricted Stock Plan(3)(5)

  10.10  Deferred Compensation Plan(7)

  10.11  1998 Long Term Incentive Plan(7)

  10.12  Credit Agreement dated December 6, 1999 between Mutual Risk
         Management, certain subsidiaries and Prudential Securities Credit
         Corporation.

  12.0   Consolidated Ratio of Earnings to Fixed Charges

  21.1   List of subsidiaries

  23.1   Consent and Reports of Ernst & Young

  24     Powers of Attorney

  27.1   Financial Data Schedule for (current) fiscal year ended Dec-31-1999

  27.2   Restated FDS for quarter ended Sep-30-1999

  27.3   Restated FDS for quarter ended June-30-1999

  27.4   Restated FDS for quarter ended Mar-31-1999

  27.5   Restated FDS for fiscal year ended Dec-31-1998

  27.6   Restated FDS for quarter ended Sep-30-1998

  27.7   Restated FDS for quarter ended Jun-30-1998

  27.8   Restated FDS for quarter ended Mar-31-1998

  27.9   Restated FDS for fiscal year ended Dec-31-1997

  27.10  Restated FDS for quarter ended Sep-30-1997

  27.11  Restated FDS for quarter ended Jun-30-1997

  27.12  Restated FDS for quarter ended Mar-31-1997

--------
(1) Incorporated by reference to Form S-1 Registration Statement (No. 33-40152) of Mutual Risk Management Ltd. declared effective June 25, 1991.

(2) Incorporated by reference to the 1991 Annual Report on Form 10-K of Mutual Risk Management Ltd.
(3) This exhibit is a management contract or compensatory plan or arrangement.
(4) Incorporated by reference to Form 10-Q of Mutual Risk Management Ltd. for the period ended June 30, 1996.
(5) Incorporated by reference to 1995 Annual Report on Form 10-K of Mutual Risk Management Ltd.
(6) Incorporated by reference to 1996 Annual Report on Form 10-K of Mutual Risk Management Ltd.
(7) Incorporated by reference to 1998 Annual Report on Form 10-K of Mutual Risk Management Ltd.

B. Financial Statements and Financial Statement Schedules

     Consolidated Financial Statements..................................... F-1
     Notes to Consolidated Financial Statements............................ F-5
     Independent Auditors' Report.......................................... F-26
     Schedule II Condensed Financial Information of Registrant............. S-1
     Schedule VI Supplementary Insurance Information....................... S-4

  All other schedules required by Article 7 of Regulation S-X are not required under the related instructions, are inapplicable or are included elsewhere in this filing, and therefore have been omitted.

C. Reports on Form 8-K

  None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda, on March 28, 2000.

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

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Robert A. Mulderig           Chairman and Chief           March 28, 2000
______________________________________  Executive Officer
          Robert A. Mulderig            (Principal Executive
                                        Officer)

      /s/ John Kessock, Jr.            President, Director and      March 28, 2000
______________________________________  Authorized U.S.
          John Kessock, Jr.             Representative

      /s/ Richard G. Turner            Executive Vice President     March 28, 2000
______________________________________  and Director
          Richard G. Turner

      /s/ Glenn R. Partridge           Executive Vice President     March 28, 2000
______________________________________  and Director
          Glenn R. Partridge

        /s/ James C. Kelly             Senior Vice President and    March 28, 2000
______________________________________  Chief Financial Officer
            James C. Kelly              (Principal Financial and
                                        Accounting Officer)

       /s/ Roger E. Dailey             Director                     March 28, 2000
______________________________________
           Roger E. Dailey

        /s/ David J. Doyle             Director                     March 28, 2000
______________________________________
            David J. Doyle

       /s/ Arthur E. Engel             Director                     March 28, 2000
______________________________________
           Arthur E. Engel


              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Allan W. Fulkerson           Director                     March 28, 2000
______________________________________
          Allan W. Fulkerson

   /s/ William F. Galtney, Jr.         Director                     March 28, 2000
______________________________________
       William F. Galtney, Jr.

     /s/ Jerry S. Rosenbloom           Director                     March 28, 2000
______________________________________
         Jerry S. Rosenbloom

     /s/ Norman L. Rosenthal           Director                     March 28, 2000
______________________________________
         Norman L. Rosenthal

      /s/ Joseph D. Sargent            Director                     March 28, 2000
______________________________________
          Joseph D. Sargent

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           At December 31,
                                                         ----------------------
                                                            1999      1998(1)
                                                         ----------  ----------
                                                            (In thousands)
ASSETS
Cash and cash equivalents............................... $  155,387  $  117,423
Investments--Held in available for sale account at fair
 value (Amortized cost $466,857; 1998--$455,648)........    451,920     462,434
                                                         ----------  ----------
  Total marketable investments..........................    607,307     579,857
Other investments.......................................     28,426      20,664
Investment income due and accrued.......................      5,173       5,252
Accounts receivable.....................................    564,590     353,869
Reinsurance receivables.................................  1,729,936   1,079,563
Deferred expenses.......................................     30,406      27,215
Prepaid reinsurance premiums............................    281,078     206,487
Fixed assets............................................     28,880      19,671
Deferred tax benefit....................................      4,233         899
Goodwill................................................     52,924      52,901
Other assets............................................      6,831       5,616
Assets held in separate accounts........................    693,390     722,263
                                                         ----------  ----------
  Total Assets.......................................... $4,033,174  $3,074,257
                                                         ==========  ==========
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
Reserve for losses and loss expenses.................... $1,860,120  $1,190,426
Reserve for unearned premiums...........................    335,265     241,893
Pension fund reserves...................................     67,981      79,753
Claims deposit liabilities..............................     27,924      37,448
Accounts payable........................................    353,966     243,418
Accrued expenses........................................     11,054      12,052
Taxes payable...........................................     23,181      14,850
Bridging loan...........................................    117,000         --
Other loans payable.....................................      4,049       3,538
Prepaid fees............................................     58,026      47,126
Debentures..............................................    110,898     125,485
Other liabilities.......................................     12,176      12,839
Liabilities related to separate accounts................    693,390     722,263
                                                         ----------  ----------
  Total Liabilities.....................................  3,675,030   2,731,091
                                                         ----------  ----------
SHAREHOLDERS' EQUITY
Common Shares--Authorized 180,000,000 (par value $0.01)
 Issued and outstanding 41,205,191 (excluding 2,636,716
 cumulative shares held in treasury) (1998--
 42,205,596)............................................        412         422
Additional paid-in capital..............................    110,755     114,916
Accumulated other comprehensive (loss) income...........    (14,937)      4,456
Retained earnings.......................................    261,914     223,372
                                                         ----------  ----------
  Total Shareholders' Equity............................    358,144     343,166
                                                         ----------  ----------
  Total Liabilities & Shareholders' Equity.............. $4,033,174  $3,074,257
                                                         ==========  ==========

--------
(1) Prior periods have been restated to reflect a pooling of interests following the acquisition of Captive Resources, Inc.

          See accompanying notes to consolidated financial statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                Year ended December 31,
                                            ----------------------------------
                                               1999      1998(1)     1997(1)
                                            ----------  ----------  ----------
                                             (In thousands except per share
                                                         data)
REVENUES
  Fee income............................... $  177,711  $  157,271  $  121,258
  Premiums earned..........................    181,798     101,913      84,200
  Net investment income....................     33,616      29,590      26,592
  Realized capital losses..................     (5,199)     (1,003)     (1,608)
  Other (losses) income....................       (300)        143          56
                                            ----------  ----------  ----------
   Total Revenues..........................    387,626     287,914     230,498
                                            ----------  ----------  ----------
EXPENSES
  Losses and loss expenses incurred........    147,705      78,258      49,857
  Acquisition costs........................     51,582      26,061      35,816
  Operating expenses.......................    128,524     101,687      76,795
  Interest expense.........................      6,807       6,819       6,752
  Other expenses...........................      2,701       2,119       1,169
                                            ----------  ----------  ----------
   Total Expenses..........................    337,319     214,944     170,389
                                            ----------  ----------  ----------
INCOME BEFORE INCOME TAXES AND MINORITY
 INTEREST..................................     50,307      72,970      60,109
  Income taxes (benefit)...................       (365)      8,536      10,632
                                            ----------  ----------  ----------
INCOME BEFORE MINORITY INTEREST............     50,672      64,434      49,477
  Minority interest........................        (52)         93         --
                                            ----------  ----------  ----------
INCOME BEFORE EXTRAORDINARY LOSS...........     50,620      64,527      49,477
  Extraordinary loss on extinguishment of
   debentures, net of tax..................        182         --          --
                                            ----------  ----------  ----------
NET INCOME.................................     50,438      64,527      49,477
  Preferred share dividends................        --          --         (105)
                                            ----------  ----------  ----------
NET INCOME AVAILABLE TO COMMON
 SHAREHOLDERS..............................     50,438      64,527      49,372
OTHER COMPREHENSIVE INCOME, NET OF TAX
  Unrealized (losses) gains on investments,
   net of reclassification adjustment......    (19,393)        421       3,987
                                            ----------  ----------  ----------
COMPREHENSIVE INCOME....................... $   31,045  $   64,948  $   53,359
                                            ==========  ==========  ==========
EARNINGS PER COMMON SHARE(2)
  Net income available to Common
   Shareholders:
  Basic.................................... $     1.18  $     1.56  $     1.25
  Diluted.................................. $     1.14  $     1.42  $     1.15
  Dividends per Common Share............... $     0.25  $     0.21  $     0.19
  Weighted average number of Common Shares
   outstanding--Basic...................... 42,797,133  41,275,156  39,379,122
                                            ==========  ==========  ==========
  Weighted average number of Common Shares
   outstanding--Diluted.................... 49,606,913  50,233,147  48,785,252
                                            ==========  ==========  ==========

--------
(1) Prior periods have been restated to reflect a pooling of interests following the acquisition of Captive Resources, Inc.
(2) Prior periods' per share calculations have been restated to reflect the two-for-one stock split to holders of record at September 26, 1997.

          See accompanying notes to consolidated financial statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                              Series B
                                                                              Preferred    Common      Dividend
                                           Treasury     Change in               Share       Share         of
                          Opening  Shares   Shares      Unrealized     Net    Dividends   Dividends    Acquired   Closing
                          Balance  Issued  Purchased  Gain (Loss)(4) Income  Declared(1) Declared(2) Companies(6) Balance
                          -------- ------- ---------  -------------- ------- ----------- ----------- ------------ --------
                                                                  (In thousands)
Year Ended December 31,
 1999
 Common Shares..........  $    422 $    16 $    (26)     $    --     $   --     $ --      $    --      $   --     $    412
 Additional paid-in
  capital...............   114,916  25,626  (29,787)          --         --       --           --          --      110,755
 Accumulated other
  comprehensive income
  (loss)................     4,456     --       --        (19,393)       --       --           --          --      (14,937)
 Retained earnings......   223,372     --       --            --      50,438      --       (11,005)       (891)    261,914
                          -------- ------- --------      --------    -------    -----     --------     -------    --------
 Total Shareholders'
  Equity at December 31,
  1999..................  $343,166 $25,642 $(29,813)     $(19,393)   $50,438    $ --      $(11,005)    $  (891)   $358,144
                          ======== ======= ========      ========    =======    =====     ========     =======    ========
Year Ended December 31,
 1998(5)
 Common Shares..........  $    399 $    23 $    --       $    --     $   --     $ --      $    --      $   --     $    422
 Additional paid-in
  capital...............    89,339  25,577      --            --         --       --           --          --      114,916
 Accumulated other
  comprehensive income..     4,035     --       --            421        --       --           --          --        4,456
 Retained earnings......   169,801     --       --            --      64,527      --        (8,826)     (2,130)    223,372
                          -------- ------- --------      --------    -------    -----     --------     -------    --------
 Total Shareholders'
  Equity at December 31,
  1998..................  $263,574 $25,600 $    --       $    421    $64,527    $ --      $ (8,826)    $(2,130)   $343,166
                          ======== ======= ========      ========    =======    =====     ========     =======    ========
Year Ended December 31,
 1997(3)(5)(7)
 Common Shares..........  $    392 $     7 $    --       $    --     $   --     $ --      $    --      $   --     $    399
 Additional paid-in
  capital...............    82,049   7,290      --            --         --       --           --          --       89,339
 Accumulated other
  comprehensive income..        48     --       --          3,987        --       --           --          --        4,035
 Retained earnings......   128,854     --       --            --      49,477     (105)      (7,311)     (1,114)    169,801
                          -------- ------- --------      --------    -------    -----     --------     -------    --------
 Total Shareholders'
  Equity at December 31,
  1997..................  $211,343 $ 7,297 $    --       $  3,987    $49,477    $(105)    $ (7,311)    $(1,114)   $263,574
                          ======== ======= ========      ========    =======    =====     ========     =======    ========

--------
(1) Dividend per share amount was $.04 for 1997.
(2) Dividend per share amounts were $.25, $.21 and $.19 for 1999, 1998 and 1997 respectively (prior periods restated for stock splits).
(3) Effective September 26, 1997 the Company effected a two-for-one stock split recorded in the form of a stock dividend. 18,741,121 Common Shares were issued in respect of this split. Prior periods have been restated.
(4) Net of reclassification adjustment, net of tax (see Note 8).
(5) Prior periods have been restated to reflect a pooling of interests following the acquisition of Captive Resources, Inc.
(6) Prior to the merger, International Advisory Services paid cash dividends of $1.51 and $1.09 in 1998 and 1997 respectively based on the equivalent number of Common Shares that would have been outstanding on the dividend dates after giving effect to the pooling of interests in 1998. Captive Resources, Inc. paid cash dividends of $.51, $2.05 and $2.18 in 1999, 1998 and 1997 respectively based on the equivalent number of Common Shares that would have been outstanding on the dividend dates after giving effect to the pooling of interests in 1999.
(7) See Note 18.

          See accompanying notes to consolidated financial statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year ended December 31,
                                                  ----------------------------
                                                    1999    1998(1)   1997(1)
                                                  --------  --------  --------
                                                        (In thousands)
NET CASH FLOW FROM OPERATING ACTIVITIES
Net income....................................... $ 50,438  $ 64,527  $ 49,477
Items not affecting cash
 Depreciation....................................    8,306     6,021     4,372
 Amortization of investments.....................   (1,344)   (1,907)   (1,608)
 Net loss on sale of investments.................    5,587     1,498     1,619
 Other investment gains..........................     (361)     (599)      --
 Amortization of convertible debentures..........    5,997     6,605     6,500
 Deferred tax benefit............................   (1,004)    3,194    (2,789)
 Other items.....................................    2,254     1,570     1,002
Net changes in non-cash balances relating to
 operations:
 Accounts receivable............................. (210,721) (166,668)  (38,469)
 Reinsurance receivables......................... (650,373) (448,866) (280,379)
 Investment income due and accrued...............       79    (1,452)    1,191
 Deferred expenses...............................   (3,191)    2,777    (9,380)
 Prepaid reinsurance premiums....................  (74,591)  (50,469)  (82,430)
 Other assets....................................   (1,215)    2,050    (1,512)
 Reserve for losses and loss expenses............  669,694   473,965   296,724
 Prepaid fees....................................   10,900     6,414     7,498
 Reserve for unearned premium....................   93,372    53,504    94,647
 Accounts payable................................  110,548   102,331     1,843
 Taxes payable...................................    8,331      (161)    5,748
 Accrued expenses................................     (998)    3,896     2,102
 Other liabilities...............................   (1,074)    4,121       196
                                                  --------  --------  --------
NET CASH FLOW FROM OPERATING ACTIVITIES..........   20,634    62,351    56,352
                                                  --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of investments--Available for
  sale...........................................   85,312   145,745   209,745
 Proceeds from maturity of investments--Available
  for sale.......................................   53,183    57,175    44,685
 Fixed assets purchased..........................  (17,732)   (9,890)   (8,483)
 Investments purchased--Available for sale....... (153,949) (268,868) (243,861)
 Acquisitions and other investments..............  (10,130)  (28,886)  (25,792)
 Proceeds from sale of other investments.........      577     2,929       --
 Other items.....................................      104         9        21
                                                  --------  --------  --------
NET CASH APPLIED TO INVESTING ACTIVITIES.........  (42,635) (101,786)  (23,685)
                                                  --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Loan repayment and interest received............      --        389       419
 Bridging loan received..........................  117,000       --        --
 Other loans received............................      511     1,379       --
 Redemption of preferred shares..................      --        --     (2,952)
 Extinguishment of convertible debentures........   (6,163)      --        --
 Proceeds from shares issued.....................   11,209     8,055     7,297
 Purchase of Treasury shares.....................  (29,813)      --        --
 Claims deposit liabilities......................   (9,524)   (4,997)   (3,244)
 Pension fund reserves...........................  (11,773)   79,753       --
 Dividends paid..................................  (11,482)  (10,427)   (8,301)
                                                  --------  --------  --------
NET CASH FLOW FROM (APPLIED TO) FINANCING
 ACTIVITIES......................................   59,965    74,152    (6,781)
                                                  --------  --------  --------
 Net increase in cash and cash equivalents.......   37,964    34,717    25,886
 Cash and cash equivalents at beginning of year..  117,423    82,706    56,820
                                                  --------  --------  --------
 Cash and cash equivalents at end of year........ $155,387  $117,423  $ 82,706
                                                  ========  ========  ========
 Supplemental cash flow information:
 Interest paid................................... $    810  $    214  $    252
                                                  ========  ========  ========
 Income taxes paid, net.......................... $  3,217  $  5,622  $ 11,848
                                                  ========  ========  ========

--------
(1) Prior periods have been restated to reflect a pooling of interests following the acquisition of Captive Resources, Inc.

          See accompanying notes to consolidated financial statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--DECEMBER 31, 1999

1. GENERAL

  Mutual Risk Management Ltd. (the "Company") was incorporated under the laws of Bermuda in 1977. The Company is a holding company engaged, through its subsidiaries, in providing risk management and financial services in the United States, Bermuda, Barbados, the Cayman Islands and Europe. The "IPC Companies" offer the IPC Program, an alternative risk facility for insureds. The Company also provides administrative, accounting and reinsurance services for unaffiliated captive insurers. Legion Insurance Company, a Pennsylvania insurance company, Legion Indemnity Company, an Illinois excess and surplus lines insurance company and Villanova Insurance Company, a Massachusetts insurance company (together "Legion" or the "Legion Companies") act as policy-issuing companies on many of the IPC Programs reinsuring a portion of the liability and premium to one of the IPC Companies. MRM Financial Services Ltd. provides financial services to offshore mutual funds and other companies. Other subsidiaries provide specialty brokerage, proprietary loss control services and underwriting management.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  These Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles prevailing in the United States ("GAAP") and are presented in United States Dollars.

A. Consolidation

 (i) General

  The Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation. Prior period results have been restated to reflect a pooling of interests following the acquisition of Captive Resources, Inc. ("CRI") (See note 18). All of the voting common shares of the IPC companies are owned by wholly owned subsidiaries of the Company. All of the earnings, assets and liabilities of the IPC companies attributable to the common shareholders are consolidated on a line by line basis. All of the non-voting preferred shares of the IPC companies are owned by program holders (see note 2A(ii)). Management is required to make estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.

 (ii) Assets Held in and Liabilities Related to Separate Accounts

  A substantial majority of the assets and liabilities of the IPC Companies represents assets under management and related liabilities of the IPC Programs. The program holders, through their ownership of preferred shares in the IPC Companies, enter into a Preferred Shareholder Agreement. The preferred shares are redeemable after five years. The Preferred Shareholder Agreements provide for the payment of dividends to the preferred shareholders based on Premiums earned, investment income, expenses paid and losses and loss expenses incurred in each separate account. The final dividend on a program is determined when all incurred losses in all underwriting years of a program are ultimately paid; the preferred shareholder may not terminate its indemnity obligation under the Preferred Shareholder Agreement before this time. Under the Preferred Shareholder Agreement the program holder assumes investment and underwriting risk and the IPC Company receives an administrative fee for managing the program. Accordingly, the Company treats the Premium written in connection with these programs, whether written directly or assumed as reinsurance, as Premiums ceded to the separate accounts of the IPC Companies and does not include such amounts in the Company's Premiums earned on the Consolidated Statements of Income and Comprehensive Income. This Premium ceded amounted to $257.8 million in 1999 (1998--$251.4 million; 1997--$277.4 million) of which over 80% in each year relates to workers' compensation risks. The assets and liabilities of the IPC Companies relating to the preferred shareholders interest are included within "Assets held in and Liabilities related to separate accounts" on the

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

Consolidated Balance Sheets. Included in these assets are cash and marketable investments of $340.1 million at December 31, 1999 (1998--$381.8 million) and other assets of $220.0 million (1998--$243.5 million).

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

D. Losses and Loss Expenses Incurred

  Losses and related loss adjustment expenses are charged to income as they are incurred and are net of losses recovered and recoverable of $1,185.7 million in 1999 (1998--$657.8 million; 1997--$521.9 million). Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Included in loss reserves are gross loss reserves of $136.0 million and $121.0 million at December 31, 1999 and 1998 which have been discounted by $39.5 million and $36.2 million respectively, assuming interest rates of approximately 6% for medical malpractice reserves and 4% for specific and aggregate workers' compensation reserves. These reserves are also discounted for regulatory filings. After reinsurance, the net effect of this discounting was to decrease Net income by $.8 million in 1999 and increase Net income by $.9 million and $.1 million in 1998 and 1997. Discounting also reduced net loss reserves by $3.8 million and $4.7 million at December 31, 1999 and 1998 respectively.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

  Reserves are established for losses and loss adjustment expenses relating to claims which have been reported on the basis of evaluations of independent claims adjusters under the supervision of the Company's claims staff. In addition, reserves are established, in consultation with the Company's independent actuaries, for losses which have occurred but have not yet been reported to the Company and for adverse development of reserves on reported losses. Reinsurance receivables are shown separately on the Consolidated Balance Sheets. Management believes that the resulting estimate of the liability for losses and loss adjustment expenses at December 31, 1999 and 1998 is adequate to cover the ultimate net cost of losses and loss expenses incurred, however, such liability is necessarily an estimate and no representation can be made that the ultimate liability will not exceed such estimate.

E. Claims Deposit Liabilities

  The Company records certain programs that do not meet the conditions for reinsurance accounting as Claims deposit liabilities on the Consolidated Balance Sheets. In October 1998, the Accounting Standards Executive Committee issued Statement Of Position 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk". The Statement provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk under deposit accounting. This Statement is effective for fiscal years beginning after June 15, 1999 with early adoption encouraged. The Company does not expect the Statement to have a material impact on its financial position or results of operations.

F. Income Taxes

  The Company records its income tax liability and deferred tax asset in accordance with SFAS 109. In accordance with this statement, the Company records deferred income taxes which reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

G. Depreciation and Amortization

  Depreciation of furniture and equipment is provided on a straight-line basis over their estimated useful lives ranging from 2 to 10 years. Amortization of leasehold improvements is computed on a straight-line basis over the terms of the leases. Accumulated depreciation at December 31, 1999 amounted to $29 million (1998--$21.1 million). Goodwill related to the acquisition of subsidiaries is amortized on a straight-line basis over 25 to 40 years, is evaluated periodically for any impairment in value and is included in Other expenses on the Consolidated Statements of Income and Comprehensive Income. Accumulated amortization at December 31, 1999 amounted to $7.6 million (1998-- $4.9 million).

H. Deferred Expenses

  Deferred expenses which consist primarily of policy acquisition costs are deferred and charged to income on a pro-rata basis over the periods of the related policies.

I. Earnings per Common Share

  Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock options (see Note 14). Earnings per share for 1997 have been restated to reflect the two-for-one stock split effective September 26, 1997 (see Note 12). All earnings per share have been restated to reflect the pooling of interests following the acquisition of Captive Resources, Inc.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

J. Cash and Cash Equivalents

  Cash and cash equivalents include cash on hand, money market instruments and other debt issues purchased with an original maturity of ninety days or less.

K. Zero Coupon Convertible Exchangeable Subordinated Debentures

  The Debentures are recorded at original issue price plus accrued original issue discount. The current amortization of the original issue discount is included in Interest expense on the Consolidated Statements of Income and Comprehensive Income.

L. Stock-Based Compensation

  The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and accordingly, does not recognize compensation cost as all options are issued with an exercise price equal to the market price of the stock on the date of issue. Note 13 contains a summary of the pro-forma effects to reported Net income and earnings per share for 1999, 1998 and 1997 had the Company elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123.

M. Pension Fund Reserves

  Pension fund reserves represent receipts from the issuance of pension investment contracts. Such receipts are considered deposits on investment contracts that do not have mortality or morbidity risk. Account balances in the accumulation phase are increased by deposits received and interest credited and are reduced by withdrawals and administrative charges. Calculations of contract holder account balances for investment contracts reflect interest crediting rates ranging from 2.75% to 7.25% at December 31, 1999 (1998--3.05% to 7.25%), based on contract provisions, the Company's experience and industry standards. At December 31, 1999, the amount of pension fund reserves related to products in the accumulation phase was $62.5 million (1998--$74.6 million).

  Upon retirement, individuals can convert their accumulated pension fund account balances into a benefit stream by purchasing a payout annuity from the Company. Single premium life reserves are established for the payout annuities in amounts adequate to meet the estimated future obligations of the policies in force. The calculation of these reserves involves the use of estimates concerning such factors as mortality rates, interest rates averaging 5.82% at December 31, 1999 (1998--5.90%), and future expense levels applicable to the individual policies. Mortality assumptions are based on various actuarial tables. These assumptions consider Company experience and industry standards. To recognize the uncertainty in the reserve calculation, the reserves include reasonable provisions for adverse deviations from those estimates. At December 31, 1999, the amount of pension fund reserves related to payout annuities was $5.4 million (1998--$5.2 million).

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

  B. At December 31, 1999, Losses recoverable and Prepaid reinsurance of $2,011.0 million (1998--$1,286.1 million) had been ceded to reinsurers other than the IPC Companies. $1,663.2 million of this amount (1998--$1,122.4 million) has been ceded to reinsurers licensed in the United States which are not required to

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES provide letters of credit or other collateral to secure their obligations. One such U.S. reinsurer accounted for $207.6 million (1998--$191.0 million). The remaining $347.8 million of reinsurance ceded (1998--$163.7 million) was ceded to reinsurers not licensed in the United States, including $25.2 million ceded to companies managed by the Company (1998--$12.4 million). These non-U.S. reinsurers have provided collateral security to the Company in the form of letters of credit and cash at December 31, 1999 of $114.0 million (1998--$42.2 million). Letters of credit held by the Company are issued by and/or confirmed by member banks of the U.S. Federal Reserve. The Company regularly reviews the credit exposure which it has to each bank, together with that bank's financial position and requires replacement of the collateral security in cases where the exposure to the bank exceeds acceptable levels. The Company's largest exposure to an individual bank amounted to $20.1 million at December 31, 1999 (1998--$7.5 million). The IPC Companies have a $350 million (1998--$320 million) Letter of Credit facility pursuant to which letters of credit are issued on their behalf to the Legion Companies and certain other US insurance companies. This facility is fully collateralized by incoming letters of credit and funds on deposit. The facility is guaranteed by the Company. At December 31, 1999 a reserve for uncollectible reinsurance of $.2 million (1998--$.3 million) was outstanding.

  C. The Company's Reserve for unearned premiums and Reserve for losses and loss expenses exclude reserves related to Premiums ceded to the IPC Companies, where the program holders assume the underwriting risk relating to such premium (see Note 2A(ii)). These reserves are included in Liabilities related to separate accounts and amounted to $495.1 million at December 31, 1999 (1998--$450.3 million). Clients of the Company's IPC Program generally agree, as part of a Shareholder Agreement, to indemnify the Company against certain underwriting losses on the IPC Program. Clients generally provide letters of credit or cash deposits as collateral for this indemnification, either in the full amount of the potential net loss or to the level of expected losses as projected by the Company. These contractual indemnifications from clients, whether fully or partially secured, amounted to approximately $104.7 million at December 31, 1999 (1998--$90.6 million) of which $51.5 million (1998--$36.3 million) is uncollateralized. The uncollateralized amounts will vary based on the underwriting results of the IPC Programs. Management reviews its collateral security position at the inception and renewal of each IPC Program in order to minimize the risk of loss. In order for the Company to sustain a loss on the portion of such indemnity agreement secured by a letter of credit, the Company would have to be unable to collect from both the client and the bank issuing the letter of credit. The Company has a credit exposure in the event that losses exceed their expected level and the client is unable or unwilling to honor its indemnity to the Company or fails to pay the premium due. For these reasons the Company has established provisions for losses on certain of these programs. These provisions are net of a reinsurance recovery of $14.7 million under a contingency excess of loss policy at December 31, 1999. These provisions, which totaled $18.0 million at December 31, 1999 (1998--$7.3 million), reduced the level of Risk management fees by $3.1 million, $.9 million and $1.1 million for the years ended December 31, 1999, 1998 and 1997 respectively. These provisions also adversely impacted the underwriting results for 1999 by $7.6 million (1998--$.8 million; 1997--nil).

  During 1999, the Company initiated binding arbitration proceedings for the payment of reinsurance recoverables from reinsurers who have withheld payments due to the Company. The amounts due to the Company relate primarily to reinsurance on workers' compensation coverage. While such reinsurance recoverable amounts are material to the Company's results of operations and financial position, Company management believes it will ultimately prevail in such arbitrations and any related actions that may arise. As such, no provision for any adverse determinations in these pending arbitrations has been made in the consolidated financial statements of the Company.

  The Company is involved in other legal actions, arbitrations and contingencies occurring in the normal course of business. In the opinion of management, the outcome of these matters is not expected to have a material adverse effect on the results of operations or financial position of the Company.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

  D. Premiums earned are the result of the following:

                                           Year ended December 31,
                          --------------------------------------------------------------
                                  1999                  1998                1997
                                Premiums              Premiums            Premiums
                          ----------------------  ------------------  ------------------
                           Written      Earned    Written    Earned   Written    Earned
                          ----------  ----------  --------  --------  --------  --------
                                               (In thousands)
Direct..................  $1,129,935  $1,018,761  $790,776  $753,463  $642,511  $542,907
Assumed.................      64,099      54,724    59,657    48,291    12,917    15,492
Ceded to IPC
 Companies(1)...........    (257,848)   (233,953) (251,443) (248,335) (277,448) (195,665)
Ceded to third parties..    (735,669)   (657,734) (494,042) (451,506) (281,810) (278,534)
                          ----------  ----------  --------  --------  --------  --------
Net Premiums............  $  200,517  $  181,798  $104,948  $101,913  $ 96,170  $ 84,200
                          ==========  ==========  ========  ========  ========  ========

--------
(1)  See Note 2A (ii)

4. RESERVE FOR LOSSES AND LOSS EXPENSES

  The following table sets forth a reconciliation of beginning and ending reserves for losses and loss expenses.

                                                Year ended December 31,
                                             --------------------------------
                                                1999        1998       1997
                                             ----------  ----------  --------
                                                     (In thousands)
Gross reserves for losses and loss
 adjustment expenses, beginning of year..... $1,190,426  $  716,461  $419,737
Recoverable from reinsurers.................  1,079,563     630,697   350,318
                                             ----------  ----------  --------
Net reserves for losses and loss adjustment
 expenses, beginning of year................    110,863      85,764    69,419
Provision for losses and loss adjustment
 expenses for claims occurring in:
  Current year..............................    140,574      74,476    50,301
  Prior years...............................      7,131       3,782      (444)
                                             ----------  ----------  --------
    Total losses and loss adjustment
     expenses incurred......................    147,705      78,258    49,857
                                             ==========  ==========  ========
Payments for losses and loss adjustment
 expenses for claims occurring in:
  Current year..............................    (61,697)    (15,039)  (10,850)
  Prior years...............................    (66,687)    (38,120)  (22,662)
                                             ----------  ----------  --------
    Total payments..........................   (128,384)    (53,159)  (33,512)
                                             ==========  ==========  ========
Net reserves for losses and loss adjustment
 expenses, end of year......................    130,184     110,863    85,764
Recoverable from reinsurers.................  1,729,936   1,079,563   630,697
                                             ----------  ----------  --------
Gross reserves for losses and loss
 adjustment expenses, end of year........... $1,860,120  $1,190,426  $716,461
                                             ==========  ==========  ========

5. INVESTMENTS

  A. Cash and cash equivalents include amounts invested in commercial paper and discount notes at December 31, 1999 of $64.8 million (1998--$29.1 million). Substantially all of the remaining amount is invested in money market or interest-bearing bank accounts.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

  B. (i) All Investments are held as available for sale. The amortized cost and fair market value are as follows:

                                               At December 31, 1999
                                    -------------------------------------------
                                    Amortized Unrealized Unrealized Fair Market
                                      Cost       Gain       Loss       Value
                                    --------- ---------- ---------- -----------
                                                  (In thousands)
U.S. Treasury Securities and
 Obligations of U.S. Government
 Corporations and Agencies......... $180,747    $  274    $ 3,532    $177,489
Corporate debt securities..........  182,827       102      9,846     173,083
                                    --------    ------    -------    --------
Total Bonds........................  363,574       376     13,378     350,572
Redeemable Preferred Shares........    2,068       --         377       1,691
                                    --------    ------    -------    --------
                                     365,642       376     13,755     352,263
Mutual Funds(1)....................  101,215     1,814      3,372      99,657
                                    --------    ------    -------    --------
  Total Investments................ $466,857    $2,190    $17,127    $451,920
                                    ========    ======    =======    ========
                                               At December 31, 1998
                                    -------------------------------------------
                                    Amortized Unrealized Unrealized Fair Market
                                      Cost       Gain       Loss       Value
                                    --------- ---------- ---------- -----------
                                                  (In thousands)
U.S. Treasury Securities and
 Obligations of U.S. Government
 Corporations and Agencies......... $189,236    $4,499    $    10    $193,725
Corporate debt securities..........  155,613     2,519      1,457     156,675
                                    --------    ------    -------    --------
Total Bonds........................  344,849     7,018      1,467     350,400
Redeemable Preferred Shares........    2,108        46          6       2,148
                                    --------    ------    -------    --------
                                     346,957     7,064      1,473     352,548
Mutual Funds(1)....................  108,691     2,254      1,059     109,886
                                    --------    ------    -------    --------
  Total Investments................ $455,648    $9,318    $ 2,532    $462,434
                                    ========    ======    =======    ========

--------
(1) The Company invests in Mutual Funds with fair market values of $87 million (1998--$102 million) which are administered by MRM Financial Services Ltd., a wholly-owned subsidiary of the Company.

  The Company does not have any investment in a single corporate security which exceeds 1.4% of total bonds at December 31, 1999 (1998--1.4%).

  The following unrealized gains and losses on available for sale investments have been recorded in Accumulated other comprehensive income in Shareholders' equity:

                                        Gross Unrealized          Net Unrealized
                                         Gains (losses)    Tax    Gains (losses)
                                        ---------------- -------  --------------
                                                    (In thousands)
January 1, 1997........................     $    320     $  (272)    $     48
Movement...............................        5,531      (1,544)       3,987
                                            --------     -------     --------
December 31, 1997......................        5,851      (1,816)       4,035
Movement...............................          935        (514)         421
                                            --------     -------     --------
December 31, 1998......................        6,786      (2,330)       4,456
Movement...............................      (21,723)      2,330      (19,393)
                                            --------     -------     --------
December 31, 1999......................     $(14,937)    $   --      $(14,937)
                                            ========     =======     ========

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

  The following table sets forth certain information regarding the investment ratings of the Company's Bond and Redeemable Preferred Share portfolio.

                                        December 31, 1999    December 31, 1998
                                       -------------------- --------------------
                                       Amortized            Amortized
                                         Cost    Percentage   Cost    Percentage
                                       --------- ---------- --------- ----------
                                                    (In thousands)
Ratings(1)
AAA................................... $173,132     47.35%  $202,561     58.39%
AA....................................   46,252     12.65%    46,567     13.42%
A.....................................  111,550     30.51%    74,448     21.46%
BBB...................................   25,164      6.88%    11,952      3.44%
BB....................................    9,544      2.61%    10,929      3.15%
B.....................................        0      0.00%       500      0.14%
                                       --------    ------   --------    ------
Total................................. $365,642    100.00%  $346,957    100.00%
                                       ========    ======   ========    ======

--------
(1) Ratings as assigned by Standard & Poor's Corporation.

  The maturity distribution of Investments in Bonds and Redeemable Preferred Shares is as follows:

                                     December 31, 1999     December 31, 1998
                                   --------------------- ---------------------
                                   Amortized Fair Market Amortized Fair Market
                                     Cost       Value      Cost       Value
                                   --------- ----------- --------- -----------
                                                 (In thousands)
Due in one year or less........... $ 27,139   $ 26,996   $ 23,836   $ 24,035
Due in one year through five
 years............................  111,017    109,728     84,372     85,895
Due in five years through ten
 years............................   82,191     77,758     76,871     78,331
Due after ten years...............  145,295    137,781    161,878    164,287
                                   --------   --------   --------   --------
Total............................. $365,642   $352,263   $346,957   $352,548
                                   ========   ========   ========   ========

  (ii) Realized gains and losses:


                                                    Year ended December 31,
                                                   ---------------------------
                                                    1999      1998      1997
                                                   -------  --------  --------
                                                        (In thousands)
Proceeds from sale of Investments
 --held as available for sale..................... $85,312  $145,745  $209,745
                                                   =======  ========  ========
Realized gains on Investments
 --held as available for sale..................... $   932  $  1,703  $  1,636
Realized losses on Investments
 --held as available for sale.....................  (6,519)   (3,201)   (3,255)
                                                   -------  --------  --------
Net realized losses...............................  (5,587)   (1,498)   (1,619)
Other gains.......................................     388       495        11
                                                   -------  --------  --------
Realized capital losses........................... $(5,199) $ (1,003) $ (1,608)
                                                   =======  ========  ========

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

  C. Details of investment income by major categories are presented below:

                                                      Year ended December 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
                                                          (In thousands)
Cash and cash equivalents............................ $ 5,622  $ 6,054  $ 7,958
Mutual funds.........................................   9,872    9,214    4,729
Preferred stock......................................     172       79      349
Bonds................................................  20,502   19,866   16,875
                                                      -------  -------  -------
Gross investment income..............................  36,168   35,213   29,911
Claims deposit liabilities, net......................  (1,552)  (4,314)  (2,450)
Contract expense.....................................    (380)    (728)    (396)
Investment expenses..................................    (620)    (581)    (473)
                                                      -------  -------  -------
Net investment income................................ $33,616  $29,590  $26,592
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

  D. Legion is required by certain states in which it operates to maintain special deposits or provide letters of credit. This obligation amounted to $166.4 million at December 31, 1999 (1998--$152.2 million) and included deposits of $59.6 million (1998--$60.5 million) and letters of credit of $106.8 million (1998--$91.7 million).

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

  Prior to October 30, 2000 the Debentures will be purchased for cash by the Company, at the option of the holder, in the event of a Fundamental Change (as defined). In addition, the Company will have the right, under certain circumstances, to require the holders to exchange the Debentures for Guaranteed Zero Coupon Exchangeable Subordinated Debentures due 2015 of Mutual Group Ltd. (the "Exchangeable Debentures"), to be guaranteed on a subordinated basis by the Company. The Exchangeable Debentures will be exchangeable for the Company's Common Shares and will otherwise have terms and conditions substantially identical to the Debentures. During the year Debentures representing a principal amount of $34.23 million (1998--$24.1 million) were converted into 736,606 Common Shares (1998--518,503 Common Shares).

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

  During the year Debentures representing a principal amount of $14 million were repurchased in the open market for $6.3 million, resulting in an extraordinary loss of $.18 million, net of tax.

7. BRIDGING LOAN

  The Company has entered into a $250 million bridging loan agreement with various financial institutions. Interest rates on the facility are based on LIBOR plus .75%. The credit agreement contains certain financial covenants, including the requirement that the Company's total consolidated indebtedness to total capital ratio shall not exceed 0.45:1, and that Shareholders' equity shall be greater than or equal to $341,674,000. For these purposes, Shareholders' equity is to be calculated in accordance with U. S. GAAP, but excludes any unrealized gains or losses and any goodwill in excess of $55 million.

  At December 31, 1999, the Company had $117 million outstanding under this loan, on which monthly interest payments are made, with the principal sum being repayable on September 6, 2000. Under the terms of the agreement, and if the Company was in compliance with the covenants thereunder, the Company has access to an additional $133 million should the need arise. Under the agreement the Company has access to this facility for a six month period ending June 6, 2000.

  The Company was in compliance with all the covenants of this bridging loan agreement as of December 31, 1999. Interest payments on the above loan totaled $.4 million for the year ended December 31, 1999. The repayment of the loan has been guaranteed by Mutual Group Ltd., a U.S. subsidiary of the Company. Additionally, the Common Shares of the Company's significant subsidiaries have been pledged as collateral for the repayment of the loan.

8. COMPREHENSIVE INCOME

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

                                                 Year Ended December 31, 1999
                                                 -----------------------------
                                                 Before Tax         Net of Tax
                                                   Amount    Tax      Amount
                                                 ---------- ------  ----------
                                                        (In thousands)
Net unrealized (losses) gains on available for
 sale investments arising during the year.......  $(27,310) $2,702   $(24,608)
Less: reclassification adjustment for losses
 realized in net income.........................     5,587    (372)     5,215
                                                  --------  ------   --------
Other comprehensive income......................  $(21,723) $2,330   $(19,393)
                                                  ========  ======   ========
                                                 Year Ended December 31, 1998
                                                 -----------------------------
                                                   Amount    Tax      Amount
                                                 ---------- ------  ----------
                                                        (In thousands)
Net unrealized (losses) gains on available for
 sale investments arising during the year.......  $   (563) $   63   $   (500)
Less: reclassification adjustment for losses
 realized in net income.........................     1,498    (577)       921
                                                  --------  ------   --------
Other comprehensive income......................  $    935  $ (514)  $    421
                                                  ========  ======   ========

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

                                          December 31, 1999   December 31, 1998
                                         ------------------- -------------------
                                         Carrying            Carrying
                                          Amount  Fair Value  Amount  Fair Value
                                         -------- ---------- -------- ----------
                                                     (In thousands)
Investments............................. $451,920  $451,920  $462,434  $462,434
Other investments....................... $ 28,426  $ 28,426  $ 20,664  $ 20,664
Claims deposit liabilities.............. $ 27,924  $ 23,850  $ 37,448  $ 32,624
Debentures.............................. $110,898  $115,001  $125,485  $144,252
Bridging loan........................... $117,000  $117,000  $    --   $    --

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

 Bridging loan:

  The Bridging loan bears interest at a floating rate and is repayable on September 6, 2000, and as such, the fair value equals the carrying amount.

 Assets held in separate accounts:

  (a) Within Assets held in separate accounts are cash and marketable investments with a carrying value and fair value of $471.2 million (1998:
$467.3 million). Fair value is calculated using quoted market prices.

  (b) Within the $222.2 million of other assets (1998: $255.0 million) $70.0 million (1998: $78.5 million) are financial instruments. The fair market value of other assets approximates carrying value due to the short term nature of these items.

10. INCOME TAXES

  The Company is incorporated under the laws of Bermuda and, under current Bermuda law, is not obligated to pay any taxes in Bermuda based upon income or capital gains. The Company has received an undertaking

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES from the Minister of Finance in Bermuda pursuant to the provisions of the Exempted Undertakings Tax Protection Act, 1966, which exempts the Company and its shareholders, other than shareholders ordinarily resident in Bermuda, from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, at least until the year 2016.

  Mutual Risk Management Ltd. and its non-U.S. subsidiaries, except as described below, do not consider themselves to be engaged in a trade or business in the United States and accordingly do not expect to be subject to direct United States income taxation.

  The United States subsidiaries of the Company file a consolidated U.S. federal income tax return. Mutual Indemnity (U.S.) Ltd. and Premium Securities Ltd., Bermuda subsidiaries of the Company, have made irrevocable elections to be taxed as domestic United States corporations.

  Income tax (benefit) expense consists of:

                                                      Current  Deferred   Total
                                                      -------  --------  -------
                                                           (In thousands)
December 31, 1999:
  U.S. federal....................................... $  (118) $(1,004)  $(1,122)
  U.S. state and local...............................     169      --        169
  Foreign............................................     588      --        588
                                                      -------  -------   -------
                                                      $   639  $(1,004)  $  (365)
                                                      =======  =======   =======
December 31, 1998:
  U.S. federal....................................... $ 4,603  $ 3,198   $ 7,801
  U.S. state and local...............................     171       (4)      167
  Foreign............................................     568      --        568
                                                      -------  -------   -------
                                                      $ 5,342  $ 3,194   $ 8,536
                                                      =======  =======   =======
December 31, 1997:
  U.S. federal....................................... $11,103  $(2,763)  $ 8,340
  U.S. state and local...............................   1,160      (26)    1,134
  Foreign............................................   1,158      --      1,158
                                                      -------  -------   -------
                                                      $13,421  $(2,789)  $10,632
                                                      =======  =======   =======

  The effective total tax rate differed from the statutory U.S. federal tax rate for the following reasons:

                                                    Year ended December 31,
                                                    --------------------------
                                                     1999      1998     1997
                                                    -------   -------  -------
Statutory U.S. federal tax rate....................    35.0 %    35.0%    35.0%
Increase (reduction) in income taxes resulting
 from:
  U.S. state taxes.................................     0.2       0.2      1.2
  Tax-exempt interest income.......................    (2.5)     (2.1)    (3.1)
  Foreign income not expected to be taxed in the
   U.S.............................................   (29.3)    (18.2)   (13.7)
  Foreign taxes....................................     1.2       0.8      1.9
  Options..........................................    (6.2)     (4.4)    (3.7)
  Other, net.......................................     0.9       0.4     (0.0)
                                                    -------   -------  -------
  Total............................................    (0.7)%    11.7%    17.6%
                                                    =======   =======  =======

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                               1999      1998
                                                             --------  --------
                                                              (In thousands)
Deferred tax assets:
  Unearned premiums and fees not deducted for tax........... $  6,008  $  7,355
  Unpaid losses, discounted for tax.........................   10,164    11,870
  Unrealized losses.........................................    3,463       --
  Interest rate swap........................................      --        704
  Other.....................................................      120       154
                                                             --------  --------
    Total gross deferred tax assets.........................   19,755    20,083
                                                             ========  ========
Deferred tax liabilities:
  Deferred acquisition costs................................   (7,090)   (5,913)
  Deferred marketing expenses...............................   (2,577)   (2,198)
  Deferred market discount..................................   (1,039)     (923)
  Unrealized gains..........................................      --     (2,330)
  Other.....................................................   (1,353)   (7,820)
                                                             --------  --------
    Total gross deferred tax liabilities....................  (12,059)  (19,184)
                                                             ========  ========
  Deferred tax benefit...................................... $  7,696  $    899
  Valuation allowance on unrealized losses..................   (3,463)      --
                                                             --------  --------
    Net deferred tax benefit................................ $  4,233  $    899
                                                             ========  ========

  The valuation allowance of $3.5 million relates to unrealized losses and has been accounted for in Accumulated other comprehensive income.

11. REDEEMABLE PREFERRED AND COMMON SHARES

  A. Series B Non-Voting Redeemable Preferred Shares--Authorized and issued 2,951,835, par value $1.00 per share. These shares were issued to one of the IPC Companies as the holder of record for the benefit of the IPC Program participants and were entitled to fixed, cumulative, preferential, semi-annual dividends calculated at the six month LIBOR rate based on the redemption price of $2.95 million. The Series B Non-Voting Redeemable Preferred Shares were redeemed for their $1.00 par value or $2.95 million in 1997. The average effective annual interest rate on these shares was 5.0% in 1997.

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

12. SHAREHOLDERS' EQUITY AND RESTRICTIONS

  A. The Board of Directors, on October 5, 1999, approved a stock repurchase program to purchase up to three million of its outstanding Common Shares. On October 27, 1999, the Board of Directors authorized the repurchase of an additional two million shares. As of December 31, 1999, a total of 2,636,716 shares had been repurchased at an average price of $11.31.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

  During the last quarter of 1999, the Company sold 570,000 put options for a total consideration of $339,481 which has been recorded directly in additional paid-in capital. The put options entitle the holders to sell Common Shares to the company if the price of the Company's Common Shares falls below a specified strike price. At December 31, 1999, 250,000 put options were outstanding and no options had been exercised. The options expire at various dates through May 2000 and have an average strike price of $12.83.

  B. In September 1997 the company announced a two-for-one stock split of its Common Shares. In connection with this split the Company issued an additional 18,741,121 Common Shares and 468,584 Common Shares subject to redemption.

  C. The Company's ability to pay dividends is subject to certain restrictions including the following:

    (i) The Company is subject to a 30% U.S. withholding tax on any dividends received from its U.S. subsidiaries and certain of the IPC Companies.

    (ii) The Company's ability to cause the Legion Companies to pay a dividend is limited by insurance regulation to an annual amount equal to the greater of 10% of the Legion Companies' statutory surplus as regards policyholders, or the Legion Companies' statutory income for the preceding year. The maximum dividend the Legion Companies will be permitted to pay under this restriction in 2000 is $35.0 million based upon 1999 results (1999--$23.6 million based on 1998 results). The Legion Companies' net assets which were restricted by the above were $353.6 million at December 31, 1999 (1998--$236.9 million). Loans and advances by the Legion Companies to the Company or any other subsidiary would require the prior approval of the Pennsylvania insurance department and possibly other states in which they are licensed.

  D. At December 31, 1999 the Legion Companies' combined risk-based capital was $347.4 million (1998--$225.5 million). Under the risk-based capital tests, the threshold that constitutes the authorized control level, which authorizes the commissioner to take whatever regulatory actions considered necessary to protect the best interest of the policyholders and creditors of the Legion Companies was $121.0 million (1998--$78.5 million).

  E. Net income and policyholders' surplus of the Legion Companies, as filed with regulatory authorities on the basis of statutory accounting practices, are as follows:

                                                      Year ended December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
                                                           (In thousands)
Statutory net income for the year................... $ 11,269 $ 20,238 $ 21,947
Statutory policyholders' surplus at year end........ $349,867 $227,664 $200,249

13. STOCK OPTIONS

  Employees have been granted options to purchase Common Shares under the Company's Long Term Incentive Plans. In each case, the option price equals the fair market value of the Common Shares on the day of the grant and an option's maximum term is five to ten years. Options granted vest ratably over a four year period.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

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

                                              Year ended December 31,
                                     -----------------------------------------
                                         1999          1998          1997
                                     ------------- ------------- -------------
                                      (In thousands except per share amounts)
Net income--as reported............. $      50,438 $      64,527 $      49,372
Net income--pro forma............... $      44,465 $      60,732 $      47,192
Basic earnings per share--as
 reported...........................         $1.18         $1.56         $1.25
Basic earnings per share--pro
 forma..............................         $1.04         $1.47         $1.20
Diluted earnings per share--as
 reported...........................         $1.14         $1.42         $1.15
Diluted earnings per share--pro
 forma..............................         $1.02         $1.38         $1.13

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield....             1.5%             0.6%             0.5%
Expected stock price
 volatility................       .329-.398        .307-.330        .283-.329
Risk-free interest rate....             5.9%             5.3%             5.0%
Expected life of options... 4 years-9 years  4 years-9 years  4 years-9 years

  The weighted average fair value of options granted during 1999 is $5.74 per share (1998--$11.35 per share, 1997--$7.83 per share).

  The pro forma effect on net income for 1999, 1998 and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

  Options issued and outstanding under the plans are as follows:

Summary of Employee Stock Option Plan Activity

                                           Year ended December 31,
                                  -------------------------------------------
                                      1999           1998           1997
                                  -------------  -------------  -------------
Number of Options
Outstanding, beginning of year...     4,220,580      3,794,925      3,442,322
Granted..........................     1,586,183      1,010,399      1,015,100
Exercised........................      (744,223)      (563,293)      (615,189)
Cancelled........................      (138,267)       (21,451)       (47,308)
                                  -------------  -------------  -------------
Outstanding and exercisable, end
 of year.........................     4,924,273      4,220,580      3,794,925
                                  =============  =============  =============

Option Price Per Share
Granted.......................... $11.44-$39.63  $26.25-$38.31  $15.00-$28.63
Exercised........................ $ 7.97-$26.25  $ 7.97-$26.25  $ 7.97-$15.14
Cancelled........................ $ 9.52-$39.54  $10.83-$26.25  $ 7.97-$19.38
Outstanding and exercisable, end
 of year......................... $11.44-$39.63  $ 7.97-$38.31  $ 7.97-$28.63

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

Summary of Options Outstanding at December 31, 1999

                                    Weighted
Year of   Number     Number of      Average       Exercise
 Grant   of Shares Shares Vested Exercise Price  Price Range          Expiration Date Range
-------  --------- ------------- -------------- ------------- --------------------------------------
1995       316,553     316,553       $15.08     $13.97-$15.14 September 21, 2000 to December 1, 2000
1996     1,211,451     490,032       $15.11     $14.25-$16.78 January 2, 2001 to December 17, 2006
1997       898,625     440,750       $25.55     $15.00-$28.63 January 31, 2002 to December 18, 2002
1998       980,461     217,172       $35.23     $29.94-$38.31 January 2, 2003 to December 21, 2003
1999     1,517,183         --        $17.06     $11.44-$39.63 February 26, 2004 to December 14, 2004
         ---------   ---------       ------
         4,924,273   1,464,507       $21.54
         =========   =========       ======

  Options generally vest 25% annually commencing one year after issuance, except for 770,000 of the options issued in 1996 at a grant price of $15, which were issued to executives of the Company. These options are for 10 years and 75% have vesting schedules tied to the conversion of the Zero Coupon Convertible Exchangeable Subordinated Debentures (see Note 6) and other performance benchmarks.

  Options have been granted to each of the outside directors. All options are for five years and become exercisable six months after issuance.

  Total options granted to directors are as follows:

          Number of Shares
Year of  -------------------   Exercise
 Grant   Granted Outstanding     Price             Expiration Date
-------  ------- ----------- ------------- --------------------------------
1995     140,000   140,000          $15.14                 December 1, 2000
1996     105,000   105,000          $16.69                 December 1, 2001
1997      75,000    75,000   $19.50-$27.81 May 21, 2002 to December 1, 2002
1998      60,000    60,000          $37.25                 December 1, 2003
1999      60,000    60,000          $14.75                 December 1, 2004
         -------   -------
         440,000   440,000
         =======   =======

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

14. EARNINGS PER COMMON SHARE

  The following table sets forth the computation of basic and diluted earnings per common share.

                                                  1999       1998       1997
                                               ---------- ---------- ----------
                                               (In thousands, except shares and
                                                     earnings per share)
Numerator
Income before extraordinary loss.............. $   50,620 $   64,527 $   49,477
Extraordinary loss on extinguishment of
 debentures, net of tax.......................        182        --         --
                                               ---------- ---------- ----------
Net Income....................................     50,438     64,527     49,477
Preferred share dividends.....................        --         --         105
Numerator for basic earnings per common share
 --Net income available to common
  shareholders................................     50,438     64,527     49,372
                                               ---------- ---------- ----------
Effect of dilutive securities:
 Conversion of Zero Coupon Convertible
  Exchangeable Subordinated Debentures........      5,997      6,605      6,500
Numerator for diluted earnings per common
 share
 --Net income available to common shareholders
  after assumed conversions................... $   56,435 $   71,132 $   55,872
                                               ========== ========== ==========
Denominator
Denominator for basic earnings per common
 share--weighted average shares............... 42,797,133 41,275,156 39,379,122
Effect of dilutive securities:
 Stock options................................    991,406  2,223,900  1,565,950
 Common shares subject to Redemption..........        --         --     861,380
 Conversion of Zero Coupon Convertible
  Exchangeable Subordinated Debentures........  5,818,374  6,734,091  6,978,800
                                               ---------- ---------- ----------
Denominator for diluted earnings per common
 share--adjusted weighted average shares and
 assumed conversions.......................... 49,606,913 50,233,147 48,785,252
                                               ========== ========== ==========
Basic earnings per common share
 Income before extraordinary loss............. $     1.18 $     1.56 $     1.25
 Extraordinary loss on extinguishment of
  debentures, net of tax...................... $     0.00 $      --  $      --
                                               ---------- ---------- ----------
Basic earnings per common share............... $     1.18 $     1.56 $     1.25
                                               ========== ========== ==========
Diluted earnings per common share
 Income before extraordinary loss............. $     1.14 $     1.42 $     1.15
 Extraordinary loss on extinguishment of
  debentures, net of tax...................... $     0.00 $      --  $      --
                                               ---------- ---------- ----------
Diluted earnings per common share............. $     1.14 $     1.42 $     1.15
                                               ========== ========== ==========

15. DERIVATIVE FINANCIAL INSTRUMENTS

  The Company has had only limited involvement with derivative financial instruments and does not use them for trading or speculative purposes. They are utilized to manage interest rate risk.

  In June 1998, the Financial Accounting Standards Board issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" which was amended by Statement 137 in June 1999. The Statement

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES requires recording all derivative instruments as assets or liabilities, measured at fair value. The Statement is effective for fiscal years beginning after June 15, 2000. The Company does not expect the Statement to have a material impact on its financial position or results of operations.

16. SEGMENT INFORMATION

  Selected information by operating segment is summarized in the chart below.

Line of Business Financial Information

                                                   Year ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
                                                        (In thousands)
Revenue(1)
Program Business................................. $ 95,132  $ 82,267  $ 49,363
Corporate Risk Management........................   49,365    51,640    54,800
Specialty Brokerage..............................   13,692     9,021     8,351
Financial Services...............................   19,522    14,343     8,744
Underwriting.....................................  181,798   101,913    84,200
Net investment income............................   28,417    28,587    24,984
Other............................................     (300)      143        56
                                                  --------  --------  --------
  Total.......................................... $387,626  $287,914  $230,498
                                                  ========  ========  ========
Income Before Income Taxes and Minority Interest
Program Business................................. $ 26,969  $ 32,620  $ 19,080
Corporate Risk Management........................   15,694    20,158    20,498
Specialty Brokerage..............................    5,226     2,264     2,594
Financial Services...............................    1,298       542     2,291
Underwriting.....................................  (17,489)   (2,406)   (1,473)
Net investment income............................   21,610    21,768    18,232
Other............................................   (3,001)   (1,976)   (1,113)
                                                  --------  --------  --------
  Total.......................................... $ 50,307  $ 72,970  $ 60,109
                                                  ========  ========  ========

--------
(1) Fee income from two clients accounted for 2% and 2% of total Fee income in 1999 (1998--2% and 1%; 1997--2% and 1%). Premiums earned from two clients accounted for 6% and 6% of total Premiums earned during 1999 (1998--4% and 3%; 1997--5% and 4%). The subsidiaries' accounting records do not capture information by reporting segment sufficient to determine identifiable assets by such reporting segments.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

17. FOREIGN SALES AND OPERATIONS

  The Company's non-U.S. operations include Bermuda, Barbados, the Cayman Islands and Europe.

Financial Information Relating to Geographic Areas

                                                  Year ended December 31,
                                              --------------------------------
                                                 1999       1998       1997
                                              ---------- ---------- ----------
                                                       (In thousands)
Total Revenues
U.S. Business................................ $  291,458 $  193,653 $  161,681
Non-U.S. Business............................     96,168     94,261     68,817
                                              ---------- ---------- ----------
  Total...................................... $  387,626 $  287,914 $  230,498
                                              ========== ========== ==========
Income Before Income Taxes and Minority
 Interest
U.S. Business................................ $   15,911 $   38,285 $   38,485
Non-U.S. Business............................     34,396     34,685     21,624
                                              ---------- ---------- ----------
  Total...................................... $   50,307 $   72,970 $   60,109
                                              ========== ========== ==========
Total Assets
U.S. Business................................ $3,078,861 $2,082,077 $1,411,881
Non-U.S. Business(1).........................    954,313    992,180    794,169
                                              ---------- ---------- ----------
  Total...................................... $4,033,174 $3,074,257 $2,206,050
                                              ========== ========== ==========

--------
(1) Includes Assets held in separate accounts of $693.4 million, $722.3 million and $649.2 million for 1999, 1998 and 1997 respectively.

18. ACQUISITIONS

  During 1998 the Company acquired several new businesses for a total of $25.6 million (1997--$19.6 million). The excess of the purchase price over net assets acquired was $21.9 million (1997--$18.7 million). These acquisitions were accounted for by the purchase method. The pro forma effect on the Company's revenue, net income and earnings per share is not material.

  During 1998 the Company acquired CompFirst, Inc. and IAS in a business combination accounted for as a pooling of interests. These companies became wholly owned subsidiaries of the Company through the exchange of 943,821 Common Shares for 100% of each company's outstanding stock.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

  On March 1, 1999, the Company acquired Captive Resources, Inc. ("CRI") in a business combination accounted for as a pooling of interests. CRI became a wholly owned subsidiary of the Company through the exchange of 1,058,766 Common Shares for 100% of its outstanding stock.

                                                        Year ended   Year ended
                                                       December 31, December 31,
                                                           1998         1997
                                                       ------------ ------------
                                                            (In thousands)
Revenues
MRM(1)................................................   $279,396     $223,826
Captive Resources, Inc................................      8,518        6,672
                                                         --------     --------
  As restated.........................................   $287,914     $230,498
                                                         ========     ========
Net Income
MRM(1)................................................   $ 63,632     $ 48,811
Captive Resources, Inc................................        895          666
                                                         --------     --------
  As restated.........................................   $ 64,527     $ 49,477
                                                         ========     ========

--------
(1) As previously reported

  Shareholders' equity at January 1, 1997 was restated as follows:

                                     As previously     Captive
                                       reported    Resources, Inc. As restated
                                     ------------- --------------- -----------
                                                  (In thousands)
Common shares.......................   $    381         $  11       $    392
Additional paid-in capital..........     82,059           (10)        82,049
Accumulated other comprehensive
 income.............................         48             0             48
Retained earnings...................    129,036          (182)       128,854
                                       --------         -----       --------
  Total shareholders' equity........   $211,524         $(181)      $211,343
                                       ========         =====       ========

19. RELATED PARTY TRANSACTIONS

  A. $.8 million (1998--$.6 million; 1997--$.9 million) of Fee income and $(.1) million (1998--$1.4 million; 1997--$4.2 million) of premiums were earned from a certain IPC Program participant associated with a director and shareholder of the Company.

  B. A number of subsidiaries of the Company have written business involving subsidiaries of The Galtney Group, Inc. ("GGI") of which a director of the Company is the principal shareholder. During 1999 the Company paid fees of $3.0 million on such business to GGI (1998--$4.0 million; 1997--$4.3 million).

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

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

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

20. QUARTERLY FINANCIAL DATA--(UNAUDITED)

                                                  1999--Quarters Ended
                                         ---------------------------------------
                                          Dec 31   Sept 30   June 30  March 31
                                         -------- --------- --------- ----------
                                         (In thousands, except per share data)
Total revenues.......................... $ 89,293 $ 102,623 $ 103,817 $ 91,893
Income before income taxes and minority
 interest...............................    7,723     2,065    19,713   20,806
Income before minority interest.........    8,417     5,366    18,098   18,791
Income before extraordinary loss........    8,365     5,361    18,095   18,799
Net income..............................    8,183     5,361    18,095   18,799
Net income available to common
 shareholders...........................    8,183     5,361    18,095   18,799
Basic earnings per Common Share:
  Net income available to common
   shareholders......................... $   0.20 $    0.12 $    0.42 $   0.44
                                                1998--Quarters Ended(1)
                                         ---------------------------------------
                                          Dec 31   Sept 30   June 30  March 31
                                         -------- --------- --------- ----------
                                         (In thousands, except per share data)
Total revenues.......................... $ 77,351 $  72,935 $  65,154 $ 72,474
Income before income taxes and minority
 interest...............................   18,070    19,309    18,149   17,442
Income before minority interest.........   16,113    17,054    16,092   15,175
Net income..............................   16,163    17,097    16,092   15,175
Net income available to common
 shareholders...........................   16,163    17,097    16,092   15,175
Basic earnings per Common Share:
  Net income available to common
   shareholders......................... $   0.38 $    0.41 $    0.39 $  .0.38

--------
(1) Prior periods have been restated to reflect a pooling of interests following the acquisition of Captive Resources, Inc.

21. SUBSEQUENT EVENTS

  In January and February 2000, the Company repurchased Convertible Debentures representing a principal amount of $168.1 million in the open market for $76.8 million, resulting in an extraordinary loss of $3.4 million, net of tax. The Company expects to have similar extraordinary losses in the future if it repurchases the remaining $83.9 million principal amount of Convertible Debentures in 2000.

  In January and February 2000, the Company drew down an additional $76.0 million under the bridging loan facility (see note 7).

  In February 2000, the Company filed an S-3 Shelf Registration Statement with the U. S. Securities and Exchange Commission, for the future issuance of $500 million of debt and preferred securities.

                         INDEPENDENT AUDITOR'S REPORT

                                                        [LOGO OF ERNST & YOUNG
                                                         APPEARS HERE]

To the Board of Directors and Shareholders

Mutual Risk Management Ltd.

We have audited the accompanying consolidated balance sheets of Mutual Risk Management Ltd. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mutual Risk Management Ltd. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /S/ ERNST & YOUNG

Hamilton, Bermuda
February 15, 2000
except for note 21, as to which the date is February 29, 2000

                           MUTUAL RISK MANAGEMENT LTD
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       PARENT COMPANY ONLY BALANCE SHEETS

                                                          1999       1998(1)
                                                      ------------ ------------
ASSETS
Cash and cash equivalents............................ $  6,721,527 $    689,260
Investments..........................................    9,664,914    8,594,316
Investments in subsidiaries and affiliates...........  570,072,530  425,013,307
Due from subsidiaries and affiliates.................      542,308   34,455,222
Other Assets.........................................    2,319,150    2,371,905
                                                      ------------ ------------
Total Assets......................................... $589,320,429 $471,124,010
                                                      ============ ============

LIABILITIES &
 SHAREHOLDERS'
 EQUITY

LIABILITIES
Accounts payable and accrued expenses............... $    393,741  $        926
Other liabilities...................................    2,884,665     2,471,885
Debentures..........................................  110,898,002   125,485,201
Bridging loan.......................................  117,000,000           --
                                                     ------------  ------------
Total Liabilities...................................  231,176,408   127,958,012
                                                     ============  ============
SHAREHOLDERS' EQUITY
Common Shares--Authorized 180,000,000 (par value
 $0.01) Issued 41,205,191 (excluding 2,636,716
 cumulative shares held in treasury) (1998--
 42,205,596)........................................      412,052       422,056
Additional paid-in capital..........................  110,754,754   114,916,045
Accumulated other comprehensive (loss) income.......  (14,937,127)    4,456,781
Retained earnings...................................  261,914,342   223,371,116
                                                     ------------  ------------
Total Shareholders' Equity..........................  358,144,021   343,165,998
                                                     ------------  ------------
Total Liabilities & Shareholders' Equity............ $589,320,429  $471,124,010
                                                     ============  ============

--------
(1) Prior periods have been restated to reflect a pooling of interests following the acquisition of Captive Resources, Inc.

                 See Notes to Consolidated Financial Statements

                           MUTUAL RISK MANAGEMENT LTD
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     PARENT COMPANY ONLY INCOME STATEMENTS

                                              Years Ended December 31,
                                        --------------------------------------
                                            1999        1998(1)      1997(1)
                                        ------------  -----------  -----------
NET INVESTMENT INCOME.................     1,008,904    2,171,384    2,928,791
Operating expenses....................       141,055      141,140      140,943
Interest expense......................       573,200          --           --
Amortization of debentures............     5,996,459    6,605,238    6,500,288
                                        ------------  -----------  -----------
LOSS BEFORE EXTRAORDINARY LOSS AND
 EQUITY IN EARNINGS OF SUBSIDIARIES...    (5,701,810)  (4,574,994)  (3,712,440)
Extraordinary loss on extinguishment
 of debentures, net of tax............      (181,742)         --           --
                                        ------------  -----------  -----------
NET LOSS BEFORE EQUITY IN EARNINGS OF
 SUBSIDIARIES.........................    (5,883,552)  (4,574,994)  (3,712,440)
Dividend from subsidiaries............           --           --    11,922,627
Undistributed equity in earnings of
 subsidiary...........................    56,321,584   69,102,196   41,266,925
                                        ------------  -----------  -----------
NET INCOME............................    50,438,032   64,527,202   49,477,112
Preferred share dividends.............           --           --      (104,929)
                                        ------------  -----------  -----------
NET INCOME AVAILABLE TO COMMON
 SHAREHOLDERS.........................    50,438,032   64,527,202   49,372,183
OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized (losses) gains on
 investments, net of reclassification
 adjustment...........................   (19,393,912)     421,385    3,987,716
                                        ------------  -----------  -----------
COMPREHENSIVE INCOME..................  $ 31,044,120  $64,948,587  $53,359,899
                                        ============  ===========  ===========

--------
(1) Prior periods have been restated to reflect a pooling of interests following the acquisition of Captive Resources, Inc.


                 See Notes to Consolidated Financial Statements

                           MUTUAL RISK MANAGEMENT LTD
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  PARENT COMPANY ONLY STATEMENTS OF CASH FLOW

                                            Years Ended December 31,
                                     -----------------------------------------
                                         1999         1998(1)       1997(1)
                                     -------------  ------------  ------------
NET CASH FLOW FROM OPERATING
 ACTIVITIES
Net loss before equity in earnings
 of subsidiaries...................  $  (5,883,552) $ (4,574,994) $ (3,712,440)
Items not affecting cash
 Amortization of debentures........      5,996,459     6,605,238     6,500,288
 Amortization of investments.......     (1,092,079)   (1,188,773)     (166,292)
Net changes in non-cash balances
 relating to operations:
 Other assets......................         52,755       239,181     5,229,028
 Accounts payable and accrued
  expenses.........................        392,815        (6,592)   (1,348,741)
 Other liabilities.................            --            --        (85,145)
 Due from subsidiaries and
  affiliates.......................     33,912,914   (11,370,137)  (20,698,928)
                                     -------------  ------------  ------------
NET CASH FLOW FROM (APPLIED TO)
 OPERATING ACTIVITIES..............     33,379,312   (10,296,077)  (14,282,230)
                                     -------------  ------------  ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES
 Proceeds from sale of fixed
  assets...........................            --            --      1,265,818
 Cost of investments...............            --    (15,942,997)  (18,753,904)
 Proceeds from sale of
  investments......................            --     30,475,717    56,556,009
 Cost of investments in affiliates
  and subsidiaries.................   (108,097,564)   (2,587,782)  (36,397,234)
 Dividends received from
  subsidiaries.....................            --            --     11,922,627
                                     -------------  ------------  ------------
NET CASH (APPLIED TO) FROM
 INVESTING ACTIVITIES..............   (108,097,564)   11,944,938    14,593,316
                                     -------------  ------------  ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
 Proceeds from shares issued.......     11,209,642     8,055,217     7,297,184
 Purchase of Treasury shares.......    (29,813,837)          --            --
 Extinguishment of convertible
  debentures.......................     (6,163,258)          --            --
 Redemption of preferred shares....            --            --     (2,951,835)
 Bridging loan received............    117,000,000           --            --
 Subscription loans receivable.....            --        383,761       383,761
 Loan interest received............            --          4,922        34,727
 Dividends paid....................    (11,482,028)  (10,427,321)   (8,301,338)
                                     -------------  ------------  ------------
NET CASH FLOWS FROM (APPLIED TO)
 FINANCING ACTIVITIES..............     80,750,519    (1,983,421)   (3,537,501)
                                     -------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents..................      6,032,267      (334,560)   (3,226,415)
Cash and cash equivalents at begin-
 ning of year......................        689,260     1,023,820     4,250,235
                                     -------------  ------------  ------------
Cash and cash equivalents at end of
 year..............................  $   6,721,527  $    689,260  $  1,023,820
                                     =============  ============  ============

--------
(1) Prior periods have been restated to reflect a pooling of interests following the acquisition of Captive Resources, Inc.

                 See Notes to Consolidated Financial Statements

                                                                    SCHEDULE VI

                          MUTUAL RISK MANAGEMENT LTD.

                      SUPPLEMENTARY INSURANCE INFORMATION

                          (U.S. DOLLARS IN THOUSANDS)

                                    Gross
                    Deferred     Reserve for      Gross
   Year Ended        Policy     Unpaid Claims   Discount,   Gross     Net       Net
  December 31,     Acquisition       and         if any,   Unearned  Earned  Investment
Property-Casualty     Costs    Claims Expenses Deducted(1) Premiums Premiums   Income
-----------------  ----------- --------------- ----------- -------- -------- ----------
  1999               20,531       1,860,120      39,538    335,265  181,798    17,466
  1998               17,948       1,190,426      36,213    241,893  101,913    16,357
  1997               19,204         716,461      28,083    188,389   84,200    16,879

                   Net Claim and Claims
                     Expenses Incurred
                      Related to (1)
                   ---------------------
                                          Amortization Net Paid
                                          of Deferred   Claims
   Year Ended                                Policy      and      Net      Other
  December 31,       Current     Prior    Acquisition   Claims  Premiums Operating
Property-Casualty     Year       Year        Costs     Expenses Written  Expenses
-----------------  ----------- ---------  ------------ -------- -------- ---------
  1999                 146,414     1,291     51,582    128,384  200,517   42,857
  1998                  74,476     3,782     26,061     53,158  104,948   30,164
  1997                  50,301      (444)    35,816     33,512   96,170   19,559

--------
(1) Medical malpractice reserves have been discounted at 6% in 1999, 1998 and 1997. Workers' compensation reserves have been discounted at 4% in 1999, 1998 and 1997.