Form 10-K/A
period 1999-12-31
MUTUAL RISK MANAGEMENT LTD
filed 2000-04-27
CIK 826918

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days, Yes [X] No [_] .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  At April 20, 2000, the registrant had outstanding 41,214,579 Common Shares, the only class of the registrant's common stock outstanding, and the aggregate market value of voting stock held by non-affiliates at such date was $700,647,843 (based on the closing price of such Common Shares of $17.00 on April 20, 2000, as reported on the New York Stock Exchange, Inc., composite listings).

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

This Amendment amends and supplements the Form 10-K filed by the Company on March 30, 2000 by restating Part I, Item I and Part IV, Item 14, each in its entirety, and by restating the exhibits included in Part IV, Item 14, in their entirety.

                                    PART I

ITEM 1. BUSINESS

The Company

  Mutual Risk Management Ltd., also known as MRM, is a Bermuda company incorporated in 1977. Our principal business is the provision of risk management services to clients seeking an alternative to traditional commercial insurance for certain of their risk exposures. Risk management involves a process of analyzing loss exposures and developing risk financing methods to reduce exposure to loss and to control associated costs. The use of such loss financing methods in place of traditional insurance has become known as the alternative market and involves clients participating in a significant amount of their loss exposure and transferring only the unpredictable excess risk to insurers. The benefits of such alternative market techniques typically include lower and more stable costs, greater control over the client's risk management program and an increase in the emphasis within the client's organization on loss prevention and loss control. In addition, MRM provides financial services to offshore mutual funds and other companies.

  Income from fees is derived from four distinct business segments:

  Program            The largest of our business segments, Program Business
  Business:          involves us replacing traditional insurers as the conduit
                     between producers of specialty books of business and reinsurers wishing to write that business. We provide a wide range of services for a fee and the underwriting profit is shared between the producer and the reinsurers.

  Corporate Risk     Our original business segment, Corporate Risk Management
  Management:        involves providing services to businesses and
                     associations seeking to insure a portion of their risk in a loss sensitive alternative market structure. We earn our fees by designing and implementing risk financing and loss control programs for medium-size and large companies that seek to insure a portion of their insurable risk.

  Specialty          Our Specialty Brokerage segment specializes in placing
  Brokerage:         reinsurance for captive insurance companies, placing
                     coverage with excess liability and corporate officers' and directors' liability carriers and placing reinsurance in connection with our Program and Corporate Risk
                     Management businesses in Bermuda and Europe. The two components of this segment are MRM Hancock Limited, which provides access to London and European reinsurers, and H&H Park International Limited, which brokers to the Bermuda market.


  Financial          Our Financial Services segment started in 1996 with the
  Services:          acquisition of The Hemisphere Group Limited. The
                     Financial Services segment provides administrative services to offshore mutual funds and other companies and offers a proprietary family of mutual funds as well as asset accumulation life insurance products for the high net worth market.

Insurance Services

  Our principal source of profits is fees received for the various insurance and other services provided to clients in connection with our programs. The structure of our programs places most of the underwriting risk with our clients or reinsurers. For regulatory and other reasons, however, we are required to assume a limited amount of risk. We seek to limit this risk to the minimum level feasible. This approach to risk distinguishes us from typical property/casualty companies, which assume significant levels of underwriting risk as part of their business. We do not seek to earn income from underwriting risk but rather from fees for services provided. We market our services exclusively to retail insurance brokers and consultants representing clients. The services offered to clients in connection with our products typically include the following:

  . design and implementation of a risk financing program;

  . issuance of an insurance policy by one of our wholly-owned, licensed insurance companies, Legion Insurance Company, Legion Indemnity Ltd., also referred to as Legion Indemnity, and Villanova Insurance Company, also referred to as Villanova . These companies are collectively referred to as the Legion Companies. In December 1997, A.M. Best Company extended the Legion Insurance group rating of "A ," excellent, to include Villanova;

  . use of our Insurance Profit Center Program, also known as the IPC
    Program, as the vehicle within which to fund a chosen portion of the client's risk or, alternatively, the management by us of the client's captive insurance company.

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

  The largest segment of our insurance business is our Program Business, in which third-parties other than the insured, typically the broker and reinsurers, finance a portion of the insured's risk and participate in any underwriting profit or loss. For a discussion of our Corporate Risk Management and Program Business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  The IPC Program is appropriate for corporations and associations which generate $.75 million or more in annual premiums. Typically, clients which use an IPC Program are profitable and have adequate working capital but generate insufficient premium to consider, or are otherwise unsuitable for, a wholly-owned captive. During 1999, the Company increased the number of agency IPC Programs in which an insurance agent or broker, rather than the insured, becomes the preferred shareholder and participates in the profit or loss on the program. These types of programs are referred to as "Program Business" and are discussed below.

  Return on the IPC program is a function of the loss experience of the insured. The principal benefits of the IPC Program to the client are:

  . a reduction of the net present value, after-tax cost of financing the client's risks;

  . a lower commitment of funds than would be necessary to capitalize and maintain a captive insurance company;

  . access to commercial reinsurance markets for the client's excess risk;
    and

  . program structure that is customized, flexible and relatively easily implemented.

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

Specialty Brokerage

  In 1991, we acquired a 51% interest in a newly-formed London reinsurance brokerage firm, MRM Hancock Limited. MRM Hancock specializes in the placement of reinsurance for captive insurance companies in the London market, including Lloyds of London. In 1996, we acquired the remaining 49% of MRM Hancock from the management of MRM Hancock and General International Ltd., a Bermuda insurance subsidiary of General Motors Corporation. MRM Hancock is now a wholly owned subsidiary. In July 1992, we acquired 100% of Park International Limited, a Bermuda broker specializing in placing coverage with Bermuda-based excess liability and corporate officers' and directors' liability carriers. In 1998, we acquired H&H Reinsurance Brokers, Ltd., a Bermuda-based specialty reinsurance broker that was part of the IAS Group, a group of companies that was acquired by MRM in 1998. During 1999, all of our brokerage business was combined into one unit to better coordinate the specialty brokerage activities and to improve customer service.

  Segment information relating to our Specialty Brokerage operations is contained in Note 16 to the Consolidated Financial Statements set forth herein.

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

  In a soft insurance market characterized by excess capital and competitive pricing, it is generally easier for us to structure programs because of the availability and pricing of reinsurance but more difficult to attract potential participants and sell programs because of competition. In a hard market, such as that experienced during 1985-1987, it is more difficult to structure programs due to the high price and unavailability of reinsurance but we experience less competition in attracting clients and selling programs.

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

  The National Association of Insurance Commissioners, ("NAIC") has established the Insurance Regulatory Information System, ("IRIS") to assist state insurance departments in their regulation and oversight of insurance companies domiciled or operating in their respective states. IRIS has established a set of twelve financial ratios with specified "unusual values" for each ratio. Companies reporting four or more unusual values on the IRIS ratios may expect inquiries from individual state insurance departments concerning specific aspects of the insurer's financial position. As of December 31, 1999, Legion Insurance Company, Villanova Insurance Company and Legion Indemnity Company, had six, four and three unusual values, respectively. Four of the Legion Insurance Company's ratios, Change in Net Writings, Surplus Aid to Surplus, Agent's Balance to Surplus and Estimated Current Reserve Deficiency to Surplus are directly related to premium growth. Change in Surplus was unusual due to the $143.0 million of additional capital contributed during 1999. The final ratio, Liabilities to Liquid Assets, was unusual on account of receiving $35 million in premium prior to receiving policy level detail to record the written premium. This inflates the ratio as it represents funds awaiting application to actual policies.

  Villanova had two unusual values related to premium growth, Change in Net Writings and Estimated Current Reserve Deficiency to Surplus. It also had an unusual value for a low investment yield. The low value for investment yield is the result of actual investments made late in the year while the ratio is calculated assuming investments were made evenly throughout the year. The last unusual value for Villanova was a decrease in surplus. This was the result of the dividends to its parent and the sharing of receivables write-offs under the Company's pooling arrangement.

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

Losses and Loss Reserves

  We establish reserves for losses and loss adjustment expenses related to claims that have been reported on the basis of the evaluations of independent claims adjusters under the supervision of each Legion Company's claims staff. In addition, reserves are established for losses which have occurred but have not yet been reported and for adverse development of reserves on reported losses by us on a quarterly basis. The estimate of claims arising for accidents which have not yet been reported is based upon our and the insurance industry's experience together with statistical information with respect to the probable number and nature of these claims.

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

  Prior to 1995, loss development had been generally favorable. The adverse development in recent years has principally been a result of losses on terminated programs.

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

                 ANALYSIS OF LOSS AND LOSS EXPENSE DEVELOPMENT
                       (Net of Reinsurance Recoverable)

                                                         Year Ended December 31,
                  ---------------------------------------------------------------------------------------------------------------
                   1989     1990      1991      1992      1993      1994      1995      1996      1997        1998        1999
                  -------  -------  --------  --------  --------  --------  --------  --------  ---------  ----------  ----------
                                                             (In thousands)
Gross reserve
 for losses and
 loss adjustment
 expenses (1)     $43,339  $88,437  $142,605  $191,775  $205,272  $242,189  $315,689  $419,737  $ 716,461  $1,190,426  $1,860,120
Reinsurance
 reserves         (22,221) (52,321)  (89,295) (113,075) (148,637) (178,002) (256,678) (350,318) (630,697)  (1,079,562) (1,729,936)
                  -------  -------  --------  --------  --------  --------  --------  --------  ---------  ----------  ----------
Net reserve for
 losses and loss
 adjustment
 expenses          21,118   36,116    53,310    78,700    56,635    64,187    59,011    69,419     85,764     110,864     130,184
Other reserves
 (3)               (2,540)  (1,357)   (1,464)   (1,531)   (1,118)   (1,006)   (1,008)   (1,008)    (3,542)    (10,184)     (8,058)
                  -------  -------  --------  --------  --------  --------  --------  --------  ---------  ----------  ----------
                   18,578   34,759    51,846    77,169    55,517    63,181    58,003    68,411     82,222     100,680     122,126
Reclassification
 of reserves to
 claim deposit
 liabilities (2)  (12,560) (20,796)  (28,322)  (36,078)      --        --        --        --         --          --          --
                  -------  -------  --------  --------  --------  --------  --------  --------  ---------  ----------  ----------
Reserve for
 losses and loss
 adjustment
 expenses
 restated for
 the effects of
 SFAS 113:         6,018   13,963    23,524    41,091    55,517    63,181    58,003    68,411     82,222     100,680     122,126
Reserve re-
 estimated as of:
One year later     20,220   35,453    53,193    40,443    55,131    60,917    54,982    67,966     86,002     107,811
Two years later    20,476   34,953    24,269    41,433    52,381    56,767    54,328    70,502     91,809
Three years
 later             20,434   13,131    23,298    39,351    47,657    56,291    56,576    74,294
Four years later    6,328   12,132    22,010    36,330    47,740    57,760    59,198
Five years later    6,397   12,268    20,390    36,424    48,162    60,762
Six years later     5,993   10,649    20,500    36,652    51,532
Seven years
 later              4,737   10,700    20,689    37,515
Eight years
 later              4,768   10,750    23,472
Nine years later    4,672   10,757
Ten years later     4,522
Cumulative
 Redundancy
 (Deficiency)       1,496    3,206        52     3,576     3,985     2,419    (1,195)   (5,883)    (9,587)     (7,131)
Percentage             25%      23%       0%        9%        7%        4%       -2%       -9%        -12%        -7%
Reserve for
Losses and
Loss
Adjustment
Expenses
without the
effect of
Discounting:
Discounted
 reserve          $18,578  $34,759  $ 51,846  $ 77,169  $ 55,517  $ 63,181  $ 58,003  $ 68,411  $  82,222  $  100,680  $  122,126
Total Discount      4,144    6,091     8,345    10,785     1,387     2,905     3,291     3,547      3,671       4,667       3,745
                  -------  -------  --------  --------  --------  --------  --------  --------  ---------  ----------  ----------
Ultimate Reserve
 Liability         22,722   40,850    60,191    87,954    56,904    66,086    61,294    71,958     85,893     105,347     125,871
Reclassification
 of reserves to
 claim deposit
 liabilities (2)  (16,704) (26,889)  (36,667)  (46,862)      --        --        --        --         --          --          --
                  -------  -------  --------  --------  --------  --------  --------  --------  ---------  ----------  ----------
Ultimate reserve
 liability
 restated for
 the effects of
 SFAS 113           6,018   13,961    23,524    41,092    56,904    66,086    61,294    71,958     85,893     105,347     125,871
Reserve re-
 estimated as of:
One year later     23,493   41,084    60,820    40,443    56,272    63,480    57,866    71,008     89,347     111,972
Two years later    23,760   39,668    24,269    41,433    53,410    59,186    57,097    73,790     95,584
Three years
 later             23,025   13,131    23,298    39,351    48,499    58,558    59,456    77,490
Four years later    6,328   12,132    22,010    36,330    48,400    60,096    61,943
Five years later    6,397   12,268    20,390    36,424    48,854    62,919
Six years later     5,993   10,649    20,500    36,652    52,031
Seven years
 later              4,737   10,700    20,689    37,515
Eight years
 later              4,768   10,750    23,472
Nine years later    4,672   10,757
Ten years later     4,522
Cumulative
 Redundancy
 (Deficiency)
 without
 discount effect    1,346    3,211     2,835     4,440     8,050     5,990     1,838    (1,832)    (3,454)     (6,625)
Percentage             22%      23%       12%       11%       14%       9%        3%       -3%        -4%         -6%
Cumulative
 Amount of
 Reserve Paid
 through:
One year later    $ 1,768  $ 4,705  $  9,647  $ 15,972  $ 17,909  $ 19,720  $ 10,955  $ 25,196  $  44,761  $   65,931
Two years later     2,590    4,986    13,158    21,121    25,306    21,054    22,422    43,068     62,781
Three years
 later              3,541    6,077    15,104    24,991    27,134    28,547    31,925    49,571
Four years later    3,857    6,859    16,897    25,510    31,972    34,398    41,684
Five years later    4,093    7,533    17,311    28,110    35,967    45,706
Six years later     4,322    7,381    17,943    30,793    41,392
Seven years
 later              3,842    7,484    19,494    33,432
Eight years
 later              3,662    8,304    20,920
Nine years later    4,010    8,845
Ten years later     4,279


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

  Some members of Congress have recently expressed concern over an alleged competitive advantage that foreign-controlled insurers and reinsurers may have over U.S.-controlled insurers and reinsurers due to the purchase of reinsurance by U.S. insurers from affiliates operating in certain foreign jurisdictions, including Bermuda. Legislation has been proposed that would increase the U.S. tax burden on some business ceded from our licensed U.S. insurance subsidiaries, including Legion Insurance. We do not know whether this legislation will ever be enacted into law. If it were enacted, the U.S. tax burden on some business ceded from our licensed U.S. insurance subsidiaries, including Legion Insurance, Legion Indemnity and Villanova, to certain offshore reinsurers could be increased. This could reduce our net income.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

A. Exhibits

 Exhibit
   No.                                 Description
 -------                               -----------
   3.1   Memorandum of Association(1)

   3.2   Bye-Laws of Registrant(4)

   3.3   Bye-Laws of IPC Mutual Holdings Ltd.(1)

   4.1   Form of Stock Certificate(1)

   4.2   Indenture dated as of October 30, 1995 relating to the Company's Zero
         Coupon Convertible Exchangeable Subordinated Debentures due 2015(5)

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

  10.6   Form of Shareholders Agreement relating to the IPC Program(1)

  10.7   Agreement between Mutual Risk Management (Bermuda) Ltd. and Robert A.
         Mulderig relating to Hemisphere Trust Company Limited.(6)

  10.8   Directors Deferred Cash Compensation Plan(3)(5)

  10.9   Directors Restricted Stock Plan(3)(5)

  10.10  Deferred Compensation Plan(7)

  10.11  1998 Long Term Incentive Plan(7)

  10.12  Credit Agreement dated December 6, 1999 between Mutual Risk
         Management, certain subsidiaries and Prudential Securities Credit
         Corporation(8)

  12.0   Consolidated Ratio of Earnings to Fixed Charges(8)

  21.1   List of subsidiaries(8)

  23.1   Consent and Reports of Ernst & Young(8)

  23.2   Consent of Ernst & Young

  24     Powers of Attorney(8)

  27.1   Financial data schedule for (current) fiscal year ended Dec-31-1999(8)

  27.2   Restated financial data schedule for quarter ended Sep-30-1999(8)

  27.3   Restated financial data schedule for quarter ended June-30-1999(8)

  27.4   Restated financial data schedule for quarter ended Mar-31-1999(8)

  27.5   Restated financial data schedule for fiscal year ended Dec-31-1998(8)

  27.6   Restated financial data schedule for quarter ended Sep-30-1998(8)

  27.7   Restated financial data schedule for quarter ended Jun-30-1998(8)

  27.8   Restated financial data schedule for quarter ended Mar-31-1998(8)

  27.9   Restated financial data schedule for fiscal year ended Dec-31-1997(8)

  27.10  Restated financial data schedule for quarter ended Sep-30-1997(8)

  27.11  Restated financial data schedule for quarter ended Jun-30-1997(8)

  27.12  Restated financial data schedule for quarter ended Mar-31-1997(8)

--------
(1) Incorporated by reference to Form S-1 Registration Statement (No. 33-40152) of Mutual Risk Management Ltd. declared effective June 25, 1991.

(2) Incorporated by reference to the 1991 Annual Report on Form 10-K of Mutual Risk Management Ltd.
(3) This exhibit is a management contract or compensatory plan or arrangement.
(4) Incorporated by reference to Form 10-Q of Mutual Risk Management Ltd. for the period ended June 30, 1996.
(5) Incorporated by reference to 1995 Annual Report on Form 10-K of Mutual Risk Management Ltd.
(6) Incorporated by reference to 1996 Annual Report on Form 10-K of Mutual Risk Management Ltd.
(7) Incorporated by reference to 1998 Annual Report on Form 10-K of Mutual Risk Management Ltd.
(8) Incorporated by reference to 1999 Annual Report on Form 10-K of Mutual Risk Management Ltd.

B. Financial Statements and Financial Statement Schedules

     Consolidated Financial Statements..................................... F-1
     Notes to Consolidated Financial Statements............................ F-5
     Independent Auditors' Report.......................................... F-35
     Schedule II Condensed Financial Information of Registrant............. S-1
     Schedule VI Supplementary Insurance Information....................... S-4

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

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

22. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

  Mutual Group Ltd. ("Mutual Group") is a wholly owned subsidiary of the Parent Company. Substantially all of Mutual Group's income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet Mutual Group's debt service obligations are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of Mutual Group's subsidiaries, could limit the ability for Mutual Group to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations.

  The following financial information presents the condensed consolidating balance sheets of the Parent Company, Mutual Group and other subsidiaries as of December 31, 1999 and 1998 and condensed consolidating statements of income and cash flows for the years ended December 31, 1999, 1998 and 1997. Investments in subsidiaries are accounted for on the equity method and accordingly, entries necessary to consolidate the Parent Company, Mutual Group, and all other subsidiaries are reflected in the eliminations column. This information should be read in conjunction with the consolidated financial statements and footnotes of the Company. Certain balances have been reclassified from the Mutual Risk Management Ltd. Parent Company Only Financial Information presented in Item 14B Schedule II of Form 10-K/A for purposes of this condensed presentation.

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                               DECEMBER 31, 1999

                          Parent   Mutual     Other
                         Company   Group   Subsidiaries Eliminations Consolidated
                         -------- -------- ------------ ------------ ------------
ASSETS
  Cash and cash
   equivalents.......... $  6,722 $  1,019  $  147,646   $     --     $  155,387
  Investments...........    9,665      --      442,255         --        451,920
  Other investments.....    1,006      474      26,946         --         28,426
  Investments in and
   advances to
   subsidiaries and
   affiliates, net......  566,724  244,693    (428,022)   (383,395)          --
  Accounts Receivable...      --       906     563,684         --        564,590
  Reinsurance
   receivables..........      --       --    1,729,936         --      1,729,936
  Prepaid reinsurance
   premiums.............      --       --      281,078         --        281,078
  Fixed assets..........      --       --       28,880         --         28,880
  Deferred tax benefit..      --       --        5,308      (1,075)        4,233
  Other assets..........    2,319       26      92,989         --         95,334
  Assets held in
   separate accounts....      --       --      693,390         --        693,390
                         -------- --------  ----------   ---------    ----------
 Total Assets........... $586,436 $247,118  $3,584,090   $(384,470)   $4,033,174
                         ======== ========  ==========   =========    ==========
LIABILITIES AND SHAREHOLDERS'
EQUITY LIABILITIES
  Reserve for losses and
   loss expenses........ $    --  $    --   $1,860,120   $     --     $1,860,120
  Reserve for unearned
   premiums.............      --       --      335,265         --        335,265
  Pension fund
   reserves.............      --       --       67,981         --         67,981
  Claims deposit
   liabilities..........      --       --       27,924         --         27,924
  Accounts payable......      394      247     353,325         --        353,966
  Accrued expenses......      --       --       11,054         --         11,054
  Taxes payable.........      --       --       23,181         --         23,181
  Bridging loan.........  117,000      --          --          --        117,000
  Other loans payable...      --       --        4,049         --          4,049
  Prepaid fees..........      --       --       58,026         --         58,026
  Debentures............  110,898      --          --          --        110,898
  Deferred tax
   liability............      --     1,075         --       (1,075)          --
  Other liabilities.....      --       --       12,176         --         12,176
  Liabilities related to
   separate accounts....      --       --      693,390         --        693,390
 Total Liabilities......  228,292    1,322   3,446,491      (1,075)    3,675,030
                         -------- --------  ----------   ---------    ----------
SHAREHOLDERS' EQUITY....  358,144  245,796     137,599    (383,395)      358,144
                         -------- --------  ----------   ---------    ----------
  Total Liabilities and
   Shareholders'
   Equity............... $586,436 $247,118  $3,584,090   $(384,470)   $4,033,174
                         ======== ========  ==========   =========    ==========

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                               DECEMBER 31, 1998

                          Parent   Mutual     Other
                         Company   Group   Subsidiaries Eliminations Consolidated
                         -------- -------- ------------ ------------ ------------
ASSETS
  Cash and cash
   equivalents.......... $    689 $  1,872  $  114,862   $     --      $ 117,423
  Investments...........    8,594      --      453,840         --        462,434
  Other investments.....      736    1,219      18,709         --         20,664
  Investments in and
   advances to
   subsidiaries and
   affiliates, net......  456,261  198,793    (276,044)   (379,010)          --
  Accounts Receivable...      --     1,673     352,196         --        353,869
  Reinsurance
   receivables..........      --       --    1,079,563         --      1,079,563
  Deferred expenses.....      --       --       27,215         --         27,215
  Prepaid reinsurance
   premiums.............      --       --      206,487         --        206,487
  Fixed assets..........      --       --       19,671         --         19,671
  Deferred tax benefit..      --       --        1,999      (1,100)          899
  Goodwill..............      --       --       52,901         --         52,901
  Other assets..........    2,372       14       8,482         --         10,868
  Assets held in
   separate accounts....      --       --      722,263         --        722,263
                         -------- --------  ----------   ---------    ----------
 Total Assets........... $468,652 $203,571  $2,782,144   $(380,110)   $3,074,257
                         ======== ========  ==========   =========    ==========
LIABILITIES AND SHAREHOLDERS'
 EQUITY
LIABILITIES
  Reserve for losses and
   loss expenses........ $    --  $    --   $1,190,426   $     --     $1,190,426
  Reserve for unearned
   premiums.............      --       --      241,893         --        241,893
  Pension fund
   reserves.............      --       --       79,753         --         79,753
  Claims deposit
   liabilities..........      --       --       37,448         --         37,448
  Accounts payable......        1      244     243,173         --        243,418
  Accrued expenses......      --       --       12,052         --         12,052
  Taxes payable.........      --       --       14,850         --         14,850
  Bridging loan.........      --       --          --          --            --
  Other loans payable...      --       --        3,538         --          3,538
  Prepaid fees..........      --       --       47,126         --         47,126
  Debentures............  125,485      --          --          --        125,485
  Deferred tax
   liability............      --     1,100         --       (1,100)          --
  Other liabilities.....      --       --       12,839         --         12,839
  Liabilities related to
   separate accounts....      --       --      722,263         --        722,263
 Total Liabilities......  125,486    1,344   2,605,361      (1,100)    2,731,091
                         -------- --------  ----------   ---------    ----------
SHAREHOLDERS' EQUITY....  343,166  202,227     176,783    (379,010)      343,166
                         -------- --------  ----------   ---------    ----------
  Total Liabilities and
   Shareholders'
   Equity............... $468,652 $203,571  $2,782,144   $(380,110)   $3,074,257
                         ======== ========  ==========   =========    ==========

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                      For the year ended December 31, 1999

                         Parent  Mutual      Other
                         Company  Group   Subsidiaries Eliminations Consolidated
                         ------- -------  ------------ ------------ ------------
REVENUES
  Fee income............ $   --  $   --     $177,711     $    --      $177,711
  Premiums earned.......     --      --      181,798          --       181,798
  Net investment
   income...............   1,009     759      31,848          --        33,616
  Intercompany interest
   income...............     --      --       20,831      (20,831)         --
  Realized capital
   losses...............     --      361      (5,560)         --        (5,199)
  Other (losses)
   income...............     --     (114)       (186)         --          (300)
  Equity in subsidiary
   earnings.............  56,322  22,586         --       (78,908)         --
                         ------- -------    --------     --------     --------
    Total revenues......  57,331  23,592     406,442      (99,739)     387,626
                         ------- -------    --------     --------     --------
EXPENSES
  Losses and loss
   expenses incurred....     --      --      147,705          --       147,705
  Acquisition costs.....     --      --       51,582          --        51,582
  Operating expenses....     141     633     127,750          --       128,524
  Interest expenses.....   6,570     --          237          --         6,807
  Intercompany interest
   expense..............     --   20,831         --       (20,831)         --
  Other expenses........     --      --        2,701          --         2,701
                         ------- -------    --------     --------     --------
    Total expenses......   6,711  21,464     329,975      (20,831)     337,319
                         ------- -------    --------     --------     --------
INCOME BEFORE INCOME
 TAXES AND MINORITY
 INTEREST...............  50,620   2,128      76,467      (78,908)      50,307
  Income taxes..........     --   (6,743)      6,378          --          (365)
                         ------- -------    --------     --------     --------
INCOME BEFORE MINORITY
 INTEREST...............  50,620   8,871      70,089      (78,908)      50,672
  Minority Interest.....     --      --          (52)         --           (52)
                         ------- -------    --------     --------     --------
INCOME BEFORE
 EXTRAORDINARY LOSS.....  50,620   8,871      70,037      (78,908)      50,620
  Extraordinary loss on
   extinguishment of
   debentures, net of
   tax..................     182     --          --           --           182
                         ------- -------    --------     --------     --------
NET INCOME.............. $50,438 $ 8,871    $ 70,037     $(78,908)    $ 50,438
                         ======= =======    ========     ========     ========

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                      For the year ended December 31, 1998

                         Parent  Mutual      Other
                         Company  Group   Subsidiaries Eliminations Consolidated
                         ------- -------  ------------ ------------ ------------
REVENUES
  Fee income............ $   --  $   --     $157,271    $     --      $157,271
  Premiums earned.......     --      --      101,913          --       101,913
  Net investment
   income...............   2,171     606      26,813          --        29,590
  Intercompany interest
   income...............     --      --       18,600      (18,600)         --
  Realized capital
   losses...............     --      599      (1,602)         --        (1,003)
  Other (losses)
   income...............     --      390        (247)         --           143
  Equity in subsidiary
   earnings.............  69,102  38,986         --      (108,088)         --
                         ------- -------    --------    ---------     --------
    Total revenues......  71,273  40,581     302,748     (126,688)     287,914
                         ------- -------    --------    ---------     --------
EXPENSES
  Losses and loss
   expenses incurred....     --      --       78,258          --        78,258
  Acquisition costs.....     --      --       26,061          --        26,061
  Operating expenses....     141     634     100,912          --       101,687
  Interest expenses.....   6,605     --          214          --         6,819
  Intercompany interest
   expense..............     --   18,600         --       (18,600)
  Other expenses........     --      --        2,119          --         2,119
                         ------- -------    --------    ---------     --------
    Total expenses......   6,746  19,234     207,564      (18,600)     214,944
                         ------- -------    --------    ---------     --------
INCOME BEFORE INCOME
 TAXES AND MINORITY
 INTEREST...............  64,527  21,347      95,184     (108,088)      72,970
  Income taxes..........     --   (4,759)     13,295          --         8,536
                         ------- -------    --------    ---------     --------
INCOME BEFORE MINORITY
 INTEREST...............  64,527  26,106      81,889     (108,088)      64,434
  Minority Interest.....     --      --           93          --            93
                         ------- -------    --------    ---------     --------
INCOME BEFORE
 EXTRAORDINARY LOSS.....  64,527  26,106      81,982     (108,088)      64,527
  Extraordinary loss on
   extinguishment of
   debentures, net of
   tax..................     --      --          --           --           --
                         ------- -------    --------    ---------     --------
NET INCOME.............. $64,527 $26,106    $ 81,982    $(108,088)    $ 64,527
                         ======= =======    ========    =========     ========

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                      For the year ended December 31, 1997

                         Parent  Mutual      Other
                         Company  Group   Subsidiaries Eliminations Consolidated
                         ------- -------  ------------ ------------ ------------
REVENUES
  Fee income............ $   --  $   --     $121,258    $     --      $121,258
  Premiums earned.......     --      --       84,200          --        84,200
  Net investment
   income...............   2,929     456      23,207          --        26,592
  Intercompany interest
   income...............     --      --       12,332      (12,332)         --
  Realized capital
   losses...............     --      --       (1,608)         --        (1,608)
  Other (losses)
   income...............     --      --           56          --            56
  Equity in subsidiary
   earnings.............  53,190  38,723         --       (91,913)         --
                         ------- -------    --------    ---------     --------
    Total revenues......  56,119  39,179     239,445     (104,245)     230,498
                         ------- -------    --------    ---------     --------
EXPENSES
  Losses and loss
   expenses incurred....     --      --       49,857          --        49,857
  Acquisition costs.....     --      --       35,816          --        35,816
  Operating expenses....     142     139      76,514          --        76,795
  Interest expenses.....   6,500     --          252          --         6,752
  Intercompany interest
   expense..............     --   12,332         --       (12,332)         --
  Other expenses........     --      --        1,169          --         1,169
                         ------- -------    --------    ---------     --------
    Total expenses......   6,642  12,471     163,608      (12,332)     170,389
                         ------- -------    --------    ---------     --------
INCOME BEFORE INCOME
 TAXES AND MINORITY
 INTEREST...............  49,477  26,708      75,837      (91,913)      60,109
  Income taxes..........     --   (3,919)     14,551          --        10,632
                         ------- -------    --------    ---------     --------
INCOME BEFORE MINORITY
 INTEREST...............  49,477  30,627      61,286      (91,913)      49,477
  Minority Interest.....     --      --          --           --           --
                         ------- -------    --------    ---------     --------
INCOME BEFORE
 EXTRAORDINARY LOSS.....  49,477  30,627      61,286      (91,913)      49,477
  Extraordinary loss on
   extinguishment of
   debentures, net of
   tax..................     --      --          --           --           --
                         ------- -------    --------    ---------     --------
NET INCOME.............. $49,477 $30,627    $ 61,286    $ (91,913)    $ 49,477
                         ======= =======    ========    =========     ========

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                      For the year ended December 31, 1999

                                   Parent     Mutual      Other
                                   Company    Group    Subsidiaries Consolidated
                                  ---------  --------  ------------ ------------
NET CASH FLOW FROM OPERATING
 ACTIVITIES.....................  $    (533) $(12,326)  $  33,493    $  20,634
                                  ---------  --------   ---------    ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES
  Proceeds from sale of
   investments--available for
   sale.........................        --        --       85,312       85,312
  Proceeds from maturity of
   investments--available for
   sale.........................        --        --       53,183       53,183
  Fixed asset purchases.........        --        --      (17,732)     (17,732)
  Investments purchased--
   available for sale...........        --        --     (153,949)    (153,949)
  Acquisitions and other
   investments..................        --        --      (10,130)     (10,130)
  Proceeds from other
   investments..................        --        --          577          577
  Other items...................        --        --          104          104
  Investments in and advances to
   subsidiaries and affiliates,
   net..........................   (74,185)    11,473      62,712          --
                                  ---------  --------   ---------    ---------
NET CASH FLOWS FROM (APPLIED TO)
 INVESTING ACTIVITIES...........   (74,185)    11,473      20,077      (42,635)
                                  ---------  --------   ---------    ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES
  Bridging loan received........    117,000       --          --       117,000
  Other loans received..........        --        --          511          511
  Extinguishment of convertible
   debentures...................    (6,163)       --          --        (6,163)
  Proceeds from shares issued...     11,209       --          --        11,209
  Purchase of Treasury Shares...   (29,813)       --          --       (29,813)
  Claims deposit liabilities....        --        --       (9,524)      (9,524)
  Pension fund reserves.........        --        --      (11,773)     (11,773)
  Dividends paid................   (11,482)       --          --       (11,482)
                                  ---------  --------   ---------    ---------
NET CASH FLOW FROM (APPLIED TO)
 FINANCING ACTIVITIES...........     80,751       --      (20,786)      59,965
                                  ---------  --------   ---------    ---------
  Net increase (decrease) in
   cash and cash equivalents....      6,033      (853)     32,784       37,964
  Cash and cash equivalents at
   beginning of year............        689     1,872     114,862      117,423
                                  ---------  --------   ---------    ---------
  Cash and cash equivalents at
   end of year..................  $   6,722  $  1,019   $ 147,646    $ 155,387
                                  =========  ========   =========    =========

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                      For the year ended December 31, 1998

                                   Parent    Mutual      Other
                                  Company    Group    Subsidiaries Consolidated
                                  --------  --------  ------------ ------------
NET CASH FLOW FROM OPERATING
 ACTIVITIES...................... $  1,073  $(18,363)  $  79,641    $  62,351
                                  --------  --------   ---------    ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES......................
  Proceeds from sale of
   investments--available for
   sale..........................   30,476       --      115,269      145,745
  Proceeds from maturity of
   investments--available for
   sale..........................      --        --       57,175       57,175
  Fixed asset purchases..........      --        --       (9,890)      (9,890)
  Investments purchased--
   available for sale............  (15,943)      --     (252,925)    (268,868)
  Acquisitions and other
   investments...................      --        --      (28,886)     (28,886)
  Proceeds from other
   investments...................      --        --        2,929        2,929
  Other items....................      --        --            9            9
  Investments in and advances to
   subsidiaries and affiliates,
   net...........................  (13,958)   15,936      (1,978)         --
                                  --------  --------   ---------    ---------
NET CASH FLOWS FROM (APPLIED TO)
 INVESTING ACTIVITIES............      575    15,936    (118,297)    (101,786)
                                  --------  --------   ---------    ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES......................
  Loan repayment and interest
   received......................      389       --          --           389
  Other loans received...........      --        --        1,379        1,379
  Proceeds from shares issued....    8,055       --          --         8,055
  Claims deposit liabilities.....      --        --       (4,997)      (4,997)
  Pension fund reserves..........      --        --       79,753       79,753
  Dividends paid.................  (10,427)      --          --       (10,427)
                                  --------  --------   ---------    ---------
NET CASH FLOW FROM (APPLIED TO)
 FINANCING ACTIVITIES............   (1,983)      --       76,135       74,152
                                  --------  --------   ---------    ---------
  Net increase (decrease) in cash
   and cash equivalents..........     (335)   (2,427)     37,479       34,717
  Cash and cash equivalents at
   beginning of year.............    1,024     4,299      77,383       82,706
                                  --------  --------   ---------    ---------
  Cash and cash equivalents at
   end of year................... $    689  $  1,872   $ 114,862    $ 117,423
                                  ========  ========   =========    =========

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                      For the year ended December 31, 1997

                                   Parent    Mutual      Other
                                  Company    Group    Subsidiaries Consolidated
                                  --------  --------  ------------ ------------
NET CASH FLOW FROM OPERATING
 ACTIVITIES...................... $  6,417  $(12,921)  $  62,856    $  56,352
                                  --------  --------   ---------    ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES
  Proceeds from sale of
   investments--available for
   sale..........................   56,556       --      153,189      209,745
  Proceeds from maturity of
   investments--available for
   sale..........................      --        --       44,685       44,685
  Fixed asset purchases..........    1,266       --       (9,749)      (8,483)
  Investments purchased--
   available for sale............  (18,754)      --     (225,107)    (243,861)
  Acquisitions and other
   investments...................      --        --      (25,792)     (25,792)
  Proceeds from other
   investments...................      --        --          --           --
  Other items....................      --        --           21           21
  Investments in and advances to
   subsidiaries and affiliates,
   net...........................  (45,174)   21,183      23,991          --
                                  --------  --------   ---------    ---------
NET CASH FLOWS FROM (APPLIED TO)
 INVESTING ACTIVITIES............   (6,106)   21,183     (38,762)     (23,685)
                                  --------  --------   ---------    ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES
  Loan repayment and interest
   received......................      419       --          --           419
  Redemption of preferred
   shares........................   (2,952)      --          --        (2,952)
  Proceeds from shares issued....    7,297       --          --         7,297
  Claims deposit liabilities.....      --        --       (3,244)      (3,244)
  Dividends paid.................   (8,301)      --          --        (8,301)
                                  --------  --------   ---------    ---------
NET CASH FLOW FROM (APPLIED TO)
 FINANCING ACTIVITIES............   (3,537)      --       (3,244)      (6,781)
                                  --------  --------   ---------    ---------
  Net increase (decrease) in cash
   and cash equivalents..........   (3,226)    8,262      20,850       25,886
  Cash and cash equivalents at
   beginning of year.............    4,250    (3,963)     56,533       56,820
                                  --------  --------   ---------    ---------
  Cash and cash equivalents at
   end of year................... $  1,024  $  4,299   $  77,383    $  82,706
                                  ========  ========   =========    =========

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