Form 10-Q
period 2000-03-31
MUTUAL RISK MANAGEMENT LTD
filed 2000-05-15
CIK 826918

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended March 31, 2000.

                                       or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from _____________ to _____________.

                        Commission File Number 1-10760

                          MUTUAL RISK MANAGEMENT LTD.

_______________________________________________________________________________
(Exact name of registrant as specified in its charter)

          BERMUDA                              NOT APPLICABLE
-------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

                               44 Church Street,
                            Hamilton HM 12, Bermuda
-------------------------------------------------------------------------------
(Address of principal executive offices)  (Zip code)

                                (441) 295-5688
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

                                Not applicable
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES    [X]         NO  [_]

The number of outstanding shares of the registrant's Common Stock, $0.01 par value, as of March 31, 2000 was 41,209,500.

                          MUTUAL RISK MANAGEMENT LTD.

                                   I N D E X

Part I.  Financial Information:

   Item 1.  Financial Statements:

        Unaudited Consolidated Statements of Income and Comprehensive Income
        for the three month periods ended March 31, 2000 and 1999                        3

        Unaudited Consolidated Balance Sheets at March 31, 2000
        and December 31, 1999                                                            4

        Unaudited Consolidated Statements of Cash Flows for the
        three month periods ended March 31, 2000 and 1999                                5

        Unaudited Consolidated Statements of Changes in  Shareholders' Equity
        at March 31, 2000 and December 31, 1999                                          6

        Notes to Unaudited Consolidated Financial Statements at
        March 31, 2000                                                                 7-16

   Item 2. Management's Discussion and Analysis of Financial                          17-21
              Condition and Results of Operations

   Item 3. Quantitative and Qualitative Disclosures about                                22
              Market Risk

 PART II.  Other Information:

   Item 6. Exhibits and Reports on Form 8-K                                              22

Signatures                                                                               23

Exhibits

     Exhibit 27 - Financial Data Schedules

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME

PART I.  FINANCIAL INFORMATION:

   ITEM 1.  FINANCIAL STATEMENTS:
                                                                          Three Months Ended March 31
                                                                         2000                     1999
REVENUES
  Fee income                                                         $ 45,260,700              $45,493,875
  Premiums earned                                                      55,872,582               38,784,638
  Net investment income                                                12,566,497                7,220,648
  Realized capital (losses) gains                                      (1,622,696)                 502,376
  Other income (losses)                                                    12,700                 (108,941)
                                                                     ------------              -----------
  Total Revenues                                                      112,089,783               91,892,596
                                                                     ------------              -----------

EXPENSES
  Losses and loss expenses incurred                                    34,319,798               26,229,412
  Acquisition costs                                                    24,861,866               13,495,211
  Operating expenses                                                   34,647,734               29,100,135
  Interest expense                                                      5,996,439                1,602,073
  Other expenses                                                          712,011                  660,168
                                                                     ------------              -----------
  Total Expenses                                                      100,537,848               71,086,999
                                                                     ------------              -----------

INCOME BEFORE INCOME TAXES                                             11,551,935               20,805,597
MINORITY INTEREST, AND EXTRAORDINARY ITEMS
  Income taxes                                                            993,197                2,014,284
                                                                     ------------              -----------

INCOME BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEMS                10,558,738               18,791,313
Minority interest                                                         698,985                    7,625
                                                                     ------------              -----------
INCOME BEFORE EXTRAORDINARY LOSS                                       11,257,723               18,798,938
Extraordinary loss on extinguishment of debentures, net of tax         (4,327,242)                       -
                                                                     ------------              -----------
NET INCOME                                                              6,930,481               18,798,938
Other comprehensive income, net of tax:
  Unrealized losses on investments, net of reclassification
  adjustment                                                           (1,158,147)              (3,492,048)
                                                                     ------------              -----------
COMPREHENSIVE INCOME                                                 $  5,772,334              $15,306,890
                                                                     ============              ===========

EARNINGS PER COMMON SHARE:
  Net income available to Common Shareholders:

  Basic                                                              $       0.17              $      0.44
                                                                     ============              ===========
  Diluted                                                            $       0.17              $      0.40
                                                                     ============              ===========

  Dividends per Common Share                                         $       0.07              $      0.06
                                                                     ============              ===========

  Weighted average number of Common
  Shares outstanding - basic                                           41,209,071               42,634,135
                                                                     ============              ===========
  Weighted average number of Common
  Shares outstanding - diluted                                         41,308,945               50,411,359
                                                                     ============              ===========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                 MARCH 31,     DECEMBER 31,
                                                                                   2000           1999
ASSETS
  Cash and cash equivalents                                                 $  121,530,616   $  155,387,061
  Investments:
  Held in available for sale account at fair value
  (Amortized cost $497,966,190; 1999 - $466,858,482)                           481,870,916      451,921,349
  Equity investments held by special purpose entity                            213,546,249                -
                                                                            --------------   --------------
  Total marketable investments                                                 816,947,781      607,308,410
  Other investments                                                             27,308,373       28,425,474
  Investment income due and accrued                                              6,482,292        5,172,711
  Accounts receivable                                                          526,432,806      564,590,025
  Reinsurance receivables                                                    1,743,023,563    1,729,935,575
  Deferred expenses                                                             30,706,037       30,406,066
  Prepaid reinsurance premiums                                                 306,945,229      281,077,921
  Fixed assets                                                                  30,567,785       28,880,015
  Deferred tax benefit                                                           4,891,374        4,232,826
  Goodwill                                                                      52,671,974       52,924,459
  Other assets                                                                   7,235,888        6,829,547
  Assets held in separate accounts                                             731,812,271      693,390,317
                                                                            --------------   --------------
  Total Assets                                                              $4,285,025,373   $4,033,173,346
                                                                            ==============   ==============
LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES
  Reserve for losses and loss expenses                                      $1,863,166,330   $1,860,120,483
  Reserve for unearned premiums                                                373,812,650      335,265,056
  Pension fund reserves                                                         67,509,722       67,980,867
  Claims deposit liabilities                                                    29,621,035       27,923,901
  Accounts payable                                                             299,050,579      353,965,743
  Accrued expenses                                                              12,554,521       11,053,705
  Taxes payable                                                                 18,686,177       23,181,367
  Bridging Loan                                                                217,000,000      117,000,000
  Other loans payable                                                            4,041,823        4,048,589
  Prepaid fees                                                                  62,760,613       58,025,464
  Debentures                                                                    13,158,058      110,898,002
  Minority interest in special purpose entity:
  Non-recourse debentures                                                      102,580,952
  Redeemable non-voting preferred                                                   96,000
  Non-voting common                                                            113,869,946
                                                                            --------------
                                                                               216,546,898                -
  Other liabilities                                                             13,956,647       12,175,828
  Liabilities related to separate accounts                                     731,812,271      693,390,317
                                                                            --------------   --------------
  Total Liabilities                                                          3,923,677,324    3,675,029,322
                                                                            --------------   --------------

SHAREHOLDERS' EQUITY
  Common Shares - Authorized 180,000,000 (par value $0.01)
  Issued 41,209,500 (excluding 2,636,716 shares held in treasury)
  (1999 - 41,205,191)                                                              412,095          412,052
  Additional paid-in capital                                                   111,071,320      110,754,758
  Accumulated other comprehensive (loss) income                                (16,095,274)     (14,937,127)
  Retained earnings                                                            265,959,908      261,914,341
                                                                            --------------   --------------
  Total Shareholders' Equity                                                   361,348,049      358,144,024
                                                                            --------------   --------------
  Total Liabilities & Shareholders' Equity                                  $4,285,025,373   $4,033,173,346
                                                                            ==============   ==============

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Three Months Ended March 31,
                                                                                               2000                    1999
NET CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                                                 $   6,930,481             $ 18,798,938
Items not affecting cash:
    Depreciation                                                                               2,585,439                1,746,282
    Amortization of investments                                                                  (27,790)                (264,541)
    Net loss on sale of investments                                                             (248,204)                (134,274)
    Other investment losses                                                                           --                 (360,916)
    Amortization of convertible debentures                                                       881,488                1,552,569
    Deferred tax benefit                                                                        (658,548)                 313,218
    Extraordinary loss on extinguishment of debentures                                         4,327,242                       --
    Other items                                                                               (1,054,065)                 505,909
Net changes in non-cash balances relating to operations:
    Accounts receivable                                                                       38,157,219              (44,582,429)
    Reinsurance receivables                                                                  (13,087,988)             (82,481,906)
    Investment income due and accrued                                                         (1,309,581)                 138,966
    Deferred expenses                                                                           (299,971)              (4,261,886)
    Prepaid reinsurance premiums                                                             (25,867,308)              (2,086,707)
    Other assets                                                                                (426,462)                 419,553
    Reserve for losses and loss expenses                                                       3,045,847               76,911,843
    Prepaid fees                                                                               4,735,149                1,139,245
    Reserve for unearned premium                                                              38,547,594                7,089,906
    Accounts payable                                                                         (54,915,164)               4,161,382
    Taxes payable                                                                             (4,495,190)               2,783,514
    Accrued expenses                                                                           1,500,816                2,404,072
    Other liabilities                                                                          1,780,568               (2,314,977)
                                                                                           -------------             ------------
NET CASH FLOW FROM (APPLIED TO) OPERATING ACTIVITIES                                             101,572              (18,522,239)
                                                                                           -------------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of investments - Available for sale                                    10,266,203               15,887,952
    Proceeds from maturity of investments - Available for sale                                 7,377,577               14,473,986
    Fixed assets purchased                                                                    (4,399,366)              (3,407,834)
    Investments purchased - Available for sale                                               (48,475,497)             (47,782,620)
    Acquisitions and other investments                                                         1,083,686                 (801,687)
    Proceeds from sale of other investments                                                           --                  576,522
    Special purpose entity, investments purchased                                           (213,546,249)                      --
    Other items                                                                                 (137,302)                  12,269
                                                                                           -------------             ------------
NET CASH FLOW APPLIED TO INVESTING ACTIVITIES                                               (247,830,948)             (21,041,412)
                                                                                           -------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Bridging loan received                                                                   100,000,000                       --
    Other loans received (repaid)                                                                 (6,766)                 195,058
    Extinguishment of convertible debentures                                                (101,325,130)                      --
    Proceeds from shares issued                                                                  316,605                5,343,511
    Claims deposit liabilities                                                                 1,697,134                4,799,768
    Pension fund reserves                                                                       (471,145)              (1,820,253)
    Dividends paid                                                                            (2,884,665)              (3,389,272)
    Special purpose entity, bonds & debentures issued                                        216,546,898                       --
                                                                                           -------------             ------------
NET CASH FLOW FROM FINANCING ACTIVITIES                                                      213,872,931                5,128,812
                                                                                           -------------             ------------
     Net decrease in cash and cash equivalents                                               (33,856,445)             (34,434,839)
     Cash and cash equivalents at beginning of period                                        155,387,061              117,422,652
                                                                                           -------------             ------------
Cash and cash equivalents at end of period                                                 $ 121,530,616             $ 82,987,813
                                                                                           =============             ============
Supplemental cash flow information:
     Interest paid                                                                         $   5,114,951             $     49,504
                                                                                           =============             ============
     Income taxes paid, net                                                                $          --             $         --
                                                                                           =============             ============

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

     UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                     Treasury                                  Common Share
                                           Opening       Shares       Shares       Unrealized          Net     Dividends
                                           Balance       Issued      Purchased      Loss (1)          Income   Declared (2)

Three Months Ended March 31, 2000
---------------------------------
Common Shares                            $    412,052          43            -               -              -             -
Additional paid-in capital                110,754,758     316,562            -               -              -             -
Accumulated other
   Comprehensive income (loss)            (14,937,127)          -            -      (1,158,147)             -             -
Retained earnings                         261,914,341           -            -               -    $ 6,930,481    (2,884,915)
                                         ----------------------------------------------------------------------------------
Total Shareholders' Equity
at March 31, 2000                        $358,144,024   $ 316,605            -   $  (1,158,147)   $ 6,930,481  $ (2,884,915)
                                         ==================================================================================


Year Ended December 31, 1999
----------------------------

Common Shares                            $    422,056      16,363      (26,367)             -               -             -
Additional paid-in capital                114,916,045  25,626,183  (29,787,470)             -               -             -
Accumulated other
   Comprehensive income (loss)              4,456,781           -            -    (19,393,908)              -             -
 Retained earnings                        223,371,116           -            -              -      50,438,032   (11,003,871)
                                         ----------------------------------------------------------------------------------
Total Shareholders' Equity
at December 31, 1999                     $343,165,998  25,642,546  (29,813,837)  $(19,393,908)     50,438,032   (11,003,871)
                                         ==================================================================================

                                       Dividend of
                                        Acquired          Closing
                                       Companies (3)      Balance

Three Months Ended March 31, 2000
---------------------------------
Common Shares                                   -          412,095
Additional paid-in capital                      -      111,071,320
Accumulated other
   Comprehensive income                         -      (16,095,274)
Retained earnings                               -      265,959,908
                                      ----------------------------
Total Shareholders' Equity
at March 31, 2000                               -     $361,348,049
                                      ============================


Year Ended December 31, 1999
----------------------------

Common Shares                                   -     $    412,052
Additional paid-in capital                      -      110,754,758
Accumulated other
   Comprehensive  income                        -      (14,937,127)
 Retained earnings                       (890,936)     261,914,341
                                      ----------------------------
Total Shareholders' Equity
at December 31, 1999                     (890,936)     358,144,024
                                      ============================


(1)  Net of reclassification adjustment, net of tax (See Note 2).

(2) Dividend per share amounts were $.07 and $0.25 for the quarter ended March 31, 2000 and the year ended December 31, 1999 respectively.

(3) Prior to the merger, Captive Resources paid dividends of $.51 in 1999 based on the equivalent number of Common Shares that would have been outstanding on the dividend dates after giving effect to the pooling of interests.



     See Accompanying Notes to Unaudited Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2000


1. INTERIM ACCOUNTING POLICY

   In the opinion of management of the Company, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of what operating results may be for the full year.

2. COMPREHENSIVE INCOME

Statement 130 requires unrealized gains or losses on the Company's available for sale investments, to be included in Other comprehensive income.


(In thousands)                                     Before tax             Net of Tax
Three months ended March 31, 2000                    Amount       Tax       Amount
---------------------------------                    ------       ---       ------
Net unrealized (losses) gains on available for      $(1,406)    $  (24)     $(1,382)
sale investments arising during the period.
Less: reclassification adjustment for gains
realized in net income                                  248     $   24      $   224
                                                    -------     ------      -------

Other comprehensive income                          $(1,158)    $   --      $(1,158)
                                                    =======     ======      =======

Three months ended March 31, 1999                  Before Tax             Net of Tax
---------------------------------
                                                     Amount       Tax       Amount
                                                     ------       ---       ------
 Net unrealized (losses) gains on available for
 sale investments arising during the year.          $(4,504)    $1,114      $(3,390)
 Less: reclassification adjustment for gains
 realized in net income                                (134)        32         (102)
                                                    -------     ------      -------

 Other comprehensive income                         $(4,638)    $1,146      $(3,492)
                                                    =======     ======      =======

3. SEGMENT INFORMATION                                Quarter ended    March 31
                                                           2000          1999

Revenue
       Program Business                                  $ 24,974      $22,908
       Corporate Risk Management                         $ 10,413      $15,025
       Specialty Brokerage                               $  3,845      $ 3,141
       Financial Services                                $  6,029      $ 4,420
       Underwriting                                      $ 55,873      $38,785
       Net investment income (1)                         $ 10,943      $ 7,723
       Other                                             $     13      $  (109)
                                                         --------      -------

       Total                                             $112,090      $91,893
                                                         --------      -------

Income before income taxes, minority interest and extraordinary item

       Program Business                                  $  6,525      $ 8,166
       Corporate Risk Management                         $  2,429      $ 6,547
       Specialty Brokerage                               $  1,352      $ 1,529
       Financial Services                                $  1,320      $   152
       Underwriting                                      $ (3,309)        (940)
       Net investment income (2)                         $  4,947      $ 6,121
       Other                                             $ (1,712)     $  (769)
                                                         --------      -------

       Total                                             $ 11,552      $20,806
                                                         --------      -------
The subsidiaries' accounting records do not capture information by reporting segment sufficient to determine identifiable assets by such reporting segments.

(1)    Net of realized capital gains and losses.
(2)    Net of realized capital gains and losses and interest expense.

4.  EARNINGS PER COMMON SHARE


    The following table sets forth the computation of basic and diluted earnings per common share.

                                                                        Quarter ended March 31,
(In thousands, except shares and earnings per share)                     2000            1999
Numerator

Income before extraordinary loss                                        $11,257,723     $18,798,938
Extraordinary loss on extinguishment of debentures, net of tax           (4,327,242)             --
                                                                        -----------     -----------
Net income                                                                6,930,481      18,798,938
                                                                        -----------     -----------
Numerator for basic earnings per common share -
Net income available to common shareholders                               6,930,481      18,798,938
Effect of dilutive securities:
Conversion of Zero Coupon Convertible Exchangeable
    Subordinated Debentures                                                      -- (a)   1,552,569
                                                                        -----------     -----------
Numerator for diluted earnings per common share -
Net income available to common shareholders after assumed
    conversions                                                         $ 6,930,481     $20,351,507
                                                                        ===========     ===========

Denominator

Denominator for basic earnings per common share -
Weighted average shares                                                  41,209,071      42,634,135
Effect of dilutive securities:
Stock options                                                                99,873       1,627,761
Conversion of Zero Coupon Convertible Exchangeable
    Subordinated Debentures                                                      -- (a)   6,149,463
                                                                        -----------     -----------
Denominator for diluted earnings per common share -
Adjusted weighted average shares and assumed conversions                 41,308,944      50,411,539
                                                                        ===========     ===========

Basic earnings per common share
Income before extraordinary loss                                        $      0.28     $      0.44
Extraordinary loss on extinguishment of debentures, net of tax          $     (0.11)             --
                                                                        -----------     -----------
Basic earnings per common share                                         $      0.17     $      0.44
                                                                        ===========     ===========

Diluted earnings per common share
Income before extraordinary loss                                        $      0.27     $      0.40
Extraordinary loss on extinguishment of debentures, net of tax          $     (0.10)    $         -
                                                                        -----------     -----------
Diluted earnings per common share                                       $      0.17     $      0.40
                                                                        ===========     ===========

(a) Excludes the conversion of Convertible Debentures which have an anti-dilutive effect.

5. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

  The following financial information presents the condensed consolidating balance sheets of the Parent Company, Mutual Group and other subsidiaries as of March 31, 2000 and December 31, 1999 and condensed consolidating statements of income and cash flows for the quarter ended March 31, 2000, and 1999. Investments in subsidiaries are accounted for on the equity method and accordingly, entries necessary to consolidate the Parent Company, Mutual Group, and all other subsidiaries are reflected in the eliminations column. This information should be read in conjunction with the consolidated financial statements and footnotes of the Company. Certain balances have been reclassified from the Mutual Risk Management Ltd. Parent Company Only Financial Information presented in Item 14B Schedule II of Form 10-K/A for purposes of this condensed presentation.

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                MARCH 31, 2000

                          Parent   Mutual     Other
                         Company   Group   Subsidiaries Eliminations Consolidated
                         -------- -------- ------------ ------------ ------------
ASSETS
  Cash and cash
   equivalents.......... $  6,650 $  1,329  $  113,552   $     --      $ 121,531
  Investments...........    8,306      --      473,565         --        481,871
  Equity investments
   held by special
   purpose entity.......      --       --      213,546         --        213,546
  Other investments.....      --       580      26,728         --         27,308
  Investments in and
   advances to
   subsidiaries and
   affiliates, net......  577,218  250,383    (452,561)   (375,040)          --
  Accounts Receivable...      --        25     526,408         --        526,433
  Reinsurance
   receivables..........      --       --    1,743,024         --      1,743,024
  Prepaid reinsurance
   premiums.............      --       --      306,945         --        306,945
  Fixed assets..........      --       --       30,568         --         30,568
  Deferred tax benefit..      --       --        5,966      (1,075)        4,891
  Taxes receivable            --     9,363          --      (9,363)           --
  Other assets..........      618       44      96,434         --         97,096
  Assets held in
   separate accounts....      --       --      731,812         --        731,812
                         -------- --------  ----------   ---------    ----------
 Total Assets........... $592,792 $261,724  $3,815,987   $(385,478)   $4,285,025
                         ======== ========  ==========   =========    ==========
LIABILITIES AND SHAREHOLDERS'
 EQUITY
LIABILITIES
  Reserve for losses and
   loss expenses........ $    --  $    --   $1,863,166   $     --     $1,863,166
  Reserve for unearned
   premiums.............      --       --      373,813         --        373,813
  Pension fund
   reserves.............      --       --       67,509         --         67,509
  Claims deposit
   liabilities..........      --       --       29,621         --         29,621
  Accounts payable......      --       --      299,050         --        299,050
  Accrued expenses......    1,286      270      10,999         --         12,555
  Taxes payable.........      --       --       28,049      (9,363)       18,686
  Bridging loan.........  217,000      --          --          --        217,000
  Other loans payable...      --       --        4,042         --          4,042
  Prepaid fees..........      --       --       62,761         --         62,761
  Debentures............   13,158      --          --          --         13,158
  Minority interest in
   special purpose entity      --      --      216,547         --        216,547
  Deferred tax
   liability............      --     1,075         --       (1,075)          --
  Other liabilities.....      --       --       13,957         --         13,957
  Liabilities related to
   separate accounts....      --       --      731,812         --        731,812
 Total Liabilities......  231,444    1,345   3,701,326     (10,438)    3,923,677
                         -------- --------  ----------   ---------    ----------
SHAREHOLDERS' EQUITY....  361,348  260,379     114,661    (375,040)      361,348
                         -------- --------  ----------   ---------    ----------
  Total Liabilities and
   Shareholders'
   Equity............... $592,792 $261,724  $3,815,987   $(385,478)   $4,285,025
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
                         ======== ========  ==========   =========    ==========

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                       For the year ended March 31, 2000

                         Parent  Mutual      Other
                         Company  Group   Subsidiaries Eliminations Consolidated
                         ------- -------  ------------ ------------ ------------
REVENUES
  Fee income............ $   --  $   --     $ 45,261     $    --      $ 45,261
  Premiums earned.......     --      --       55,873          --        55,873
  Net investment
   income...............     720     158      11,688          --        12,566
  Intercompany interest
   income...............     --      --        8,164       (8,164)         --
  Realized capital
   losses...............     --      --       (1,623)         --        (1,623)
  Other (losses)
   income...............      92     132        (211)         --            13
  Equity in subsidiary
   earnings.............  14,510   5,848         --       (20,358)         --
                         ------- -------    --------     --------     --------
    Total revenues......  15,322   6,138     119,152      (28,522)     112,090
                         ------- -------    --------     --------     --------
EXPENSES
  Losses and loss
   expenses incurred....     --      --       34,320          --        34,320
  Acquisition costs.....     --      --       24,862          --        24,862
  Operating expenses....      52      89      34,507          --        34,648
  Interest expenses.....   4,013     --        1,984          --         5,997
  Intercompany interest
   expense..............     --    8,164         --        (8,164)         --
  Other expenses........     --      --          712          --           712
                         ------- -------    --------     --------     --------
    Total expenses......   4,065   8,253      96,385       (8,164)     100,539
                         ------- -------    --------     --------     --------
INCOME BEFORE INCOME
 TAXES AND MINORITY
INTEREST...............   11,257  (2,115)     22,767      (20,358)      11,551
  Income taxes..........     --    2,741      (3,374)         --          (993)
                         ------- -------    --------     --------     --------
INCOME BEFORE MINORITY
 INTEREST...............  11,257     626      19,033      (20,358)      10,558
  Minority Interest.....     --      --          669          --           669
                         ------- -------    --------     --------     --------
INCOME BEFORE
 EXTRAORDINARY LOSS.....  11,257     626      19,732      (20,358)      11,257
  Extraordinary loss on
   extinguishment of
   debentures, net of
   tax..................  (4,327)    --          --           --        (4,327)
                         ------- -------    --------     --------     --------
NET INCOME.............. $ 6,930 $   626    $ 19,732     $(20,358)    $  6,930
                         ======= =======    ========     ========     ========

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                      For the year ended March 31, 1999

                         Parent  Mutual      Other
                         Company  Group   Subsidiaries Eliminations Consolidated
                         ------- -------  ------------ ------------ ------------
REVENUES
  Fee income............ $   --  $   --     $ 45,494    $     --      $ 45,494
  Premiums earned.......     --      --       38,785          --        38,785
  Net investment
   income...............      12     195       7,014          --         7,221
  Intercompany interest
   income...............     --      --        5,100       (5,100)         --
  Realized capital
   losses...............     --      361         141          --           502
  Other (losses)
   income...............     --      --         (109)         --          (109)
  Equity in subsidiary
   earnings.............  20,375   9,764         --       (30,139)         --
                         ------- -------    --------    ---------     --------
    Total revenues......  20,387  10,320      96,425      (35,239)      91,893
                         ------- -------    --------    ---------     --------
EXPENSES
  Losses and loss
   expenses incurred....     --      --       26,229          --        26,229
  Acquisition costs.....     --      --       13,495          --        13,495
  Operating expenses....      35     204      28,861          --        29,100
  Interest expenses.....   1,553     --           49          --         1,602
  Intercompany interest
   expense..............     --    5,100         --        (5,100)         --
  Other expenses........     --      --          661          --           661
                         ------- -------    --------    ---------     --------
    Total expenses......   1,588   5,304      69,295       (5,100)      71,087
                         ------- -------    --------    ---------     --------
INCOME BEFORE INCOME
 TAXES AND MINORITY
 INTEREST...............  18,799   5,016      27,130      (30,139)      20,806
  Income taxes..........     --     (574)      2,589           --        2,015
                         ------- -------    --------    ---------     --------
INCOME BEFORE MINORITY
 INTEREST...............  18,799   5,590      24,541      (30,139)      18,791
  Minority Interest.....     --      --            8          --             8
                         ------- -------    --------    ---------     --------
INCOME BEFORE
 EXTRAORDINARY LOSS.....  18,799   5,590      24,549      (30,139)      18,799
  Extraordinary loss on
   extinguishment of
   debentures, net of
   tax..................     --      --          --           --           --
                         ------- -------    --------    ---------     --------
NET INCOME.............. $18,799 $ 5,590    $ 24,549    $ (30,139)    $ 18,799
                         ======= =======    ========    =========     ========

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                      For the period ended March 31, 2000

                                   Parent     Mutual      Other
                                   Company    Group    Subsidiaries Consolidated
                                  ---------  --------  ------------ ------------
NET CASH FLOW FROM OPERATING
 ACTIVITIES.....................  $  (1,385) $(13,974)  $  15,461    $     102
                                  ---------  --------   ---------    ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES
  Proceeds from sale of
   investments--available for
   sale.........................        --        --       10,266       10,266
  Proceeds from maturity of
   investments--available for
   sale.........................        --        --        7,378        7,378
  Fixed asset purchases.........        --        --       (4,399)      (4,399)
  Investments purchased--
   available for sale...........     (1,331)      --      (47,144)     (48,475)
  Acquisitions and other
   investments..................        --        --        1,083        1,083
  Proceeds from other
   investments..................        --        --           --           --
  Special purpose entity,
   investments purchased........        --        --     (213,546)    (213,546)
  Other items...................        --        --         (137)        (137)
  Investments in and advances to
   subsidiaries and affiliates,
   net..........................      6,537    14,284     (20,821)          --
                                  ---------  --------   ---------    ---------
NET CASH FLOWS FROM (APPLIED TO)
 INVESTING ACTIVITIES...........      5,206    14,284    (267,320)    (247,830)
                                  ---------  --------   ---------    ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES
  Bridging loan received........    100,000       --          --       100,000
  Other loans received..........        --        --           (7)          (7)
  Extinguishment of convertible
   debentures...................   (101,325)      --          --      (101,325)
  Proceeds from shares issued...        317       --          --           317
  Claims deposit liabilities....        --        --        1,697        1,697
  Pension fund reserves.........        --        --         (471)        (471)
  Dividends paid................     (2,885)      --          --        (2,885)
  Special purpose entity,
   bonds & debentures issued....         --       --      216,546      216,546

NET CASH FLOW FROM (APPLIED TO)
 FINANCING ACTIVITIES...........     (3,893)      --      217,765      213,872
                                  ---------  --------   ---------    ---------
  Net increase (decrease) in
   cash and cash equivalents....        (72)      310     (34,094)     (33,856)
  Cash and cash equivalents at
   beginning of period..........      6,722     1,019     147,646      155,387
                                  ---------  --------   ---------    ---------
  Cash and cash equivalents at
   end of period................  $   6,650  $  1,329   $ 113,552    $ 121,531
                                  =========  ========   =========    =========

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                      For the year ended March 31, 1999

                                   Parent    Mutual      Other
                                  Company    Group    Subsidiaries Consolidated
                                  --------  --------  ------------ ------------
NET CASH FLOW FROM OPERATING
 ACTIVITIES...................... $    130  $ (3,509)  $ (15,143)   $ (18,522)
                                  --------  --------   ---------    ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES......................
  Proceeds from sale of
   investments--available for
   sale..........................                --       15,888       15,888
  Proceeds from maturity of
   investments--available for
   sale..........................      --        --       14,474       14,474
  Fixed asset purchases..........      --        --       (3,408)      (3,408)
  Investments purchased--
   available for sale............                --      (47,783)     (47,783)
  Acquisitions and other
   investments...................      --        --         (802)        (802)
  Proceeds from other
   investments...................      --        --          577          577
  Other items....................      --        --           12           12
  Investments in and advances to
   subsidiaries and affiliates,
   net...........................   (1,968)    2,522        (554)         --
                                  --------  --------   ---------    ---------
NET CASH FLOWS FROM (APPLIED TO)
 INVESTING ACTIVITIES............   (1,968)    2,522     (21,596)    (21,042)
                                  --------  --------   ---------    ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES......................
  Other loans received...........      --        --          195          195
  Proceeds from shares issued....    5,344       --          --         5,344
  Claims deposit liabilities.....      --        --        4,799        4,799
  Pension fund reserves..........      --        --       (1,820)      (1,820)
  Dividends paid.................   (3,389)      --          --        (3,389)
                                  --------  --------   ---------    ---------
NET CASH FLOW FROM (APPLIED TO)
 FINANCING ACTIVITIES............   (1,955)      --        3,174        5,129
                                  --------  --------   ---------    ---------
  Net increase (decrease) in cash
   and cash equivalents..........     (117)     (987)    (33,565)     (34,435)
  Cash and cash equivalents at
   beginning of period...........      689     1,872     114,862      117,423
                                  --------  --------   ---------    ---------
  Cash and cash equivalents at
   end of period................. $    806  $    885   $  81,297    $  82,988
                                  ========  ========   =========    =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the Quarters Ended March 31, 2000 and 1999

The results of operations for the first quarter of 2000 reflect improvement in Fees, Operating income, Profit margins and Return on equity over the results for our last two quarters. However, comparisons to the first quarter of 1999 continue to reflect the decline in operating results that took place in the second half of last year. Net income available to common shareholders was $6.9 million or $0.17 per Common Share on a diluted basis for the first quarter of 2000, as compared to $18.8 million or $0.40 per diluted share in 1999, as shown in the tables below.

TABLE 1 - EARNINGS PER SHARE

                                                Three Months Ended March 31,
                                           2000                             1999
                                -------------------------         ------------------------
                                            ($ thousands except per share data)

                                                  PER                             PER
                                             COMMON SHARE                     COMMON SHARE
                                             ------------                     ------------

                                           Basic    Diluted                  Basic    Diluted
Net income available to
 Common Shareholders            $ 6,931   $  0.17   $  0.17       $18,799   $  0.44   $  0.40
Extraordinary loss (b)            4,327      0.11      0.11             -         -         -
                                -------   -------   -------       -------   -------   -------
                                $11,258   $  0.28   $  0.28       $18,799   $  0.44   $  0.40
                                =======   =======   =======       =======   =======   =======

Average number of
 shares outstanding (000's)                41,209    41,309 (a)              42,634    50,411
                                          -------   -------                 -------   -------

(a) Excludes the conversion of Convertible Debentures which have an anti-dilutive effect.

(b)  Extraordinary loss on extinguishment of Convertible Debentures, net of tax.

Total revenues were $112.1 million for the first quarter of 2000, representing an increase of 22% over the corresponding 1999 period. Table II shows the major components of Revenues for these periods.

TABLE II - REVENUES
                                           Three Months Ended March 31,

                                       2000            1999         Increase
                                       ----            ----         --------

Fee income                         $ 45,261         $45,494               (1%)
Premiums earned                      55,873          38,785               44%
Net investment income                12,566           7,221               74%
Realized capital (losses) gains      (1,623)            502              N/M
Other income (losses)                    13            (109)             N/M
                                   --------         -------
Total                              $112,090         $91,893               22%
                                   ========         =======

Fee income decreased slightly in the first quarter of 2000 to $45.3 million as compared to $45.5 million in 1999. Pre-tax profit margins were 26% as compared to 36% in 1999, but improved from the previous quarter's level of 13%.

SEGMENT ANALYSIS

     The components of Fee income by business segment are illustrated in Table III.

TABLE III - FEE INCOME BY BUSINESS SEGMENT

                                    Three Months Ended March 31,

                              2000             1999        Increase (Decrease)
                              ----             ----        -------------------

Program business fees       $24,974          $22,908                 9%
Corporate risk
  management fees            10,413           15,025               (31)%
Specialty brokerage fees      3,845            3,141                22%
Financial services fees       6,029            4,420                36%
                            -------          -------
Total                       $45,261          $45,494                (1)%
                            =======          =======
Program Business

Program Business involves replacing traditional insurers and acting as a conduit between producers of specialty books of business and reinsurers wishing to write that business. The segment accounted for 55% of total Fee income in the first quarter of 2000 compared to 50% in the corresponding 1999 period. Program Business fees increased by 9% in the first quarter of 2000 to $25.0 million as compared to $22.9 million in 1999. This resulted from the continued expansion of this segment through the growth of existing programs. Profit margins were 26% in the first quarter of 2000 as compared to 36% in 1999 as a result of high operating expenses. Margins improved, however, from the previous quarter's level of 8%.

Gross premiums written increased 45% to $335.2 million for the first quarter of 2000 as compared to $231.9 million in 1999, primarily as a result of the growth within the Program Business segment. Program Business generally involves greater premium volume per unit than Corporate Risk Management business. Premiums earned increased 44% to $55.9 million in the first quarter of 2000, as compared to $38.8 million in the corresponding 1999 period. These increases in Premiums earned were also primarily due to the growth within the Program Business segment.

Corporate Risk Management

Corporate Risk Management, the Company's original business segment, involves providing services to businesses and associations seeking to insure a portion of their risk in a loss sensitive Alternative Market structure. This segment accounted for 23% of total Fee income in the first quarter of 2000, down from 33% in 1999. Corporate Risk Management fees decreased by 31% in the first quarter of 2000 to $10.4 million. Profit margins were 23% in the first quarter of 2000 as compared to 44% in 1999 as a result of the decline in fees, which was not offset by a corresponding decline in operating expenses. Margins improved, however, from the previous quarter's level of 14%. The level of Corporate Risk Management fees in the first quarter of 1999 was higher than the remainder of the year. The Company continues to expect that a firming of prices generally will begin to improve the sale of corporate accounts later this year.

SPECIALTY BROKERAGE

The Company's Specialty Brokerage business segment provides access to Alternative Risk Transfer insurers and reinsurers in Bermuda and Europe. The segment produced $3.8 million of total Fee income in the first quarter of 2000, representing 8% of total Fee income. Specialty Brokerage fees grew by 22% in the first quarter as a result of increased business placed in Bermuda and London. Profit margins declined to 35% in the first quarter of 2000, as compared to 49% in the corresponding 1999 period.


FINANCIAL SERVICES

Financial Services, the Company's newest business segment, provides administrative services to offshore mutual funds and other companies and offers a proprietary family of mutual funds as well as asset accumulation life insurance products for the high net worth market. The segment accounted for 14% of total Fee income for the first quarter of 2000. Fees from Financial Services increased in the quarter by 36% to $6.0 million over the 1999 corresponding period, primarily as a result of an increase in the number of mutual funds clients under administration from 205 to 303. Profit margins in the Financial Services segment have been adversely affected since 1998 by the previously announced revised executive incentive plan and staff expansion costs to service new business, but increased to 22% for the first quarter of 2000. Excluding the effect of the revised executive incentive plan, which will end in December 2000, the profit margins in this segment would have been 27% for the quarter as compared to 15% in 1999.


Investment Income

Gross investment income increased by $4.8 million or 55% to $13.6 million in the first quarter of 2000 over 1999. Net investment income increased by 74% to $12.6 million in the first quarter of 2000, as compared to $7.2 million in 1999. Included in Gross and Net investment income for the first time is $3.7 million from a special purpose entity, Endeavour Real Estate Securities Ltd. ("Endeavour"). Endeavour was established by the Company's Financial Services segment to offer offshore investors an opportunity to invest in U.S. real estate investment trusts. Endeavour has attracted over $220 million from investors through March 31, 2000. This investment income was offset by $1.4 million of Realized losses, $1.9 million of Interest expense, $0.9 million of Operating expenses and $(0.8) million of Minority interest in the quarter. The significant assets and liabilities of Endeavour are shown as separate line items in the Company's Consolidated Balance Sheet as Equity Investments held by Special Purpose Entity and Minority Interest in Special Purpose Entity. In addition, the Company increased its bridge loan facility in late December 1999 by $110 million, which was contributed to the Company's U.S. insurance companies. This increased capitalization of the U.S. insurance companies accounted for most of the remaining increase in Investment income. Investment yields, excluding Endeavour, were 6.9% in the first quarter of 2000 as compared to 6.7% in the corresponding 1999 period.

TABLE IV - EXPENSES

                                  Three Months Ended March 31,

                                     2000     1999  Increase

Operating expenses                $ 34,648   $29,100   19%
Total insurance costs               59,182    39,724   49%
Interest expense                     5,996     1,602  274%
Other expenses                         712       661    8%
                                  --------   -------
Total                             $100,538   $71,087   41%
                                  ========   =======

Operating expenses increased 19% to $34.6 million for the first quarter of 2000, compared to $29.1 million in 1999. The increase in Operating expenses is attributable to an increase in personnel and other expenses to service the Company's existing businesses, the effect of recent acquisitions and the $0.9 million of Operating expenses from Endeavour.

The fluctuations in Total insurance costs were the direct result of the fluctuations in Premiums earned during the quarter. In the quarter, however, the net underwriting loss increased to $3.3 million, compared to $0.9 million in 1999 as a result of increased legal costs and premium audit costs as well as an increase in the loss ratio on our participation in our reinsurance treaty. Interest expense increased $4.4 million over the corresponding 1999 period as a result of Endeavour, which added $1.9 million in the quarter, and the bridge loan financing, offset by a reduction in debenture interest.

The effective tax rate was 8.6% in the first quarter of 2000 compared to 9.7% in the corresponding 1999 period. These effective tax rates were lower than the expected federal income tax rate in the United States of 35% plus state income taxes due to increased earnings outside of the United States and the Company's investment in tax-exempt municipal securities, partially offset by state income taxes and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

Total assets increased to $4.3 billion at March 31, 2000 from $4.0 billion at December 31, 1999. Assets held in separate accounts, which are principally managed assets attributable to participants in the Company's IPC Programs, accounted for approximately 17% of Total assets at March 31, 2000 and December 31, 1999. Total Shareholders' equity increased to $361 million at March 31, 2000 from $358 million at December 31, 1999 primarily as a result of Net income in the quarter, less dividends paid and change in unrealized losses. Return on equity, before extraordinary loss, was 13% for the quarter.

CASH FLOW

Cash flow from operations has historically provided the Company its principal source of liquidity. The Company produced a positive cash flow in the first quarter of 2000 of $101,572.

The Company drew down an additional $100 million under its bridge loan facility in the quarter, resulting in $217 million outstanding at March 31, 2000. During the quarter, the Company repurchased $222 million face amount of its Convertible Exchangeable Subordinated Debentures due 2015 at a cost of $101 million, resulting in an extraordinary loss in the quarter of $4.3 million, net of tax. The Company expects to refinance the bridge loan facility with permanent financing during 2000. The Company has and filed an S-3 Shelf Registration Statement with the U.S. Securities and Exchange Commission covering up to $500 million of debt and preferred securities and is currently negotiating a revolving credit facility.

The Company believes that funds generated from operations and available credit will be sufficient to finance its current operations and to make payments under its debt facilities.

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

Forward-looking statements are inherently subject to risks and uncertainties. The Company cautions that factors which may cause the Company's results to differ materially from such forward-looking statements include, but are not limited to, the following: (a) changes in the level of competition in the reinsurance or primary insurance markets that adversely affect the volume or profitability of the Company's business, including the intensification of price competition, the entry of new competitors, existing competitors exiting the market, and the development of new products by new and existing competitors; (b) the failure by reinsurers, clients and others to meet their obligations to the Company; (c) changes in tax laws; (d) the inadequacy of our reserves; (e) changes in the demand for reinsurance, including changes in ceding companies' retentions, and changes in the demand for primary and excess and surplus lines insurance coverages; (f) the ability of the Company to execute its business strategies and its reliance on key personnel; (g) and adverse development on claims and claims expense liabilities related to business and the failure of clients, reinsurers or others to meet their obligations to the Company in connection with such losses.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            No material changes since December 31, 1999 Form 10-K.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibit 27 - Financial Data Schedules

         27.1 Current quarter ended Mar-31-2000

     B. Reports on Form 8-K. No reports on Form 8-K were filed during the three month period ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               MUTUAL RISK MANAGEMENT LTD.



                               ______________________________________________
                               James C. Kelly
                               Senior Vice President, Chief Financial Officer and Authorized Signatory

Date:  May 15, 2000

                               /s/ James C. Kelly
                               ------------------
                               James C. Kelly


for conformed copy