Form 10-Q
period 2000-06-30
MUTUAL RISK MANAGEMENT LTD
filed 2000-08-11
CIK 826918

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2000.

                                       or


[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____________ to
     _____________ .

                         Commission File Number 1-10760

                          MUTUAL RISK MANAGEMENT LTD.

-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

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

                         YES [X]              NO [_]

The number of outstanding shares of the registrant's Common Stock, $0.01 par value, as of June 30, 2000 was 41,137,169.

                          MUTUAL RISK MANAGEMENT LTD.

                                   I N D E X



Part I.  Financial Information:

   Item 1.  Financial Statements:

     Unaudited Consolidated Statements of Income and Comprehensive Income
     for the quarter and six month periods ended June 30, 2000 and 1999        3

     Unaudited Consolidated Balance Sheets at June 30, 2000
     and December 31, 1999                                                     4

     Unaudited Consolidated Statements of Cash Flows for the
     six month periods ended June 30, 2000 and 1999                            5

     Unaudited Consolidated Statements of Changes in  Shareholders'
     Equity for the periods ended June 30, 2000 and December 31, 1999          6

     Notes to Unaudited Consolidated Financial Statements at
     June 30, 2000                                                             7-18

   Item 2.  Management's Discussion and Analysis of Financial                  19-23
              Condition and Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures about                     23
              Market Risk

PART II.  Other Information:

   Item 1.  Legal Proceedings                                                  23

   Item 4.  Submission of Matters to a Vote of Security Holders                23

   Item 6.  Exhibits and Reports on Form 8-K                                   24

Signatures                                                                     25

Exhibits

     Exhibit 27 - Financial Data Schedules


PART I.  FINANCIAL INFORMATION

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME

                                                        Quarter ended June 30                Six months ended June 30
                                                       2000               1999               2000                1999
REVENUES
     Fee income                                    $ 50,449,461       $ 45,784,153       $ 95,710,161       $  91,278,028
     Premiums earned                                 63,999,019         50,233,190        119,871,601          89,017,827
     Net investment income                            8,543,753          9,442,791         21,110,250          16,663,438
     Realized capital losses                           (341,100)        (1,531,951)        (1,963,796)         (1,029,574)
     Other income (losses)                              590,312           (111,545)           603,012            (220,485)
                                                   ------------       ------------       ------------       -------------
     Total Revenues                                 123,241,445        103,816,638        235,331,228         195,709,234
                                                   ------------       ------------       ------------       -------------
EXPENSES
     Losses and loss expenses incurred               41,759,786         41,563,127         76,079,584          67,792,538
     Acquisition costs                               25,093,165          9,918,526         49,955,031          23,413,737
     Operating expenses                              37,711,986         30,436,875         72,359,720          59,537,010
     Interest expense                                 4,301,017          1,521,272         10,297,456           3,123,346
     Other expenses                                   1,404,563            663,646          2,116,574           1,323,814
                                                   ------------       ------------       ------------       -------------
     Total Expenses                                 110,270,517         84,103,446        210,808,365         155,190,445
                                                   ------------       ------------       ------------       -------------
INCOME BEFORE INCOME TAXES, MINORITY
INTEREST AND EXTRAORDINARY LOSS                      12,970,928         19,713,192         24,522,863          40,518,789
     Income Taxes                                       940,178          1,615,299          1,933,375           3,629,584
                                                   ------------       ------------       ------------       -------------
INCOME BEFORE MINORITY INTEREST AND
EXTRAORDINARY LOSS                                   12,030,750         18,097,893         22,589,488          36,889,205
     Minority interest                                  (63,250)            (2,650)           635,735               4,975
                                                   ------------       ------------       ------------       -------------
INCOME BEFORE EXTRAORDINARY LOSS                     11,967,500         18,095,243         23,225,223          36,894,180
     Extraordinary loss on extinguishment of
     debentures, net of tax                                   -                  -         (4,327,242)                  -
                                                   ------------       ------------       ------------       -------------
NET INCOME                                         $ 11,967,500       $ 18,095,243       $ 18,897,981       $  36,894,180
     Other Comprehensive income, net of tax:
     Unrealized losses on investments, net of
     reclassification adjustment                    ($1,893,970)       ($7,332,063)       ($3,052,117)       ($10,824,111)
                                                   ------------       ------------       ------------       -------------
COMPREHENSIVE INCOME                               $ 10,073,530       $ 10,763,180       $ 15,845,864       $  26,070,069
                                                   ============       ============       ============       =============
     EARNINGS PER COMMON SHARE
     Net income available to Common Shareholders
     Basic EPS                                            $0.29              $0.42              $0.46               $0.86
                                                          =====              =====              =====               =====
     Diluted EPS                                          $0.29              $0.39              $0.46               $0.79
                                                          =====              =====              =====               =====
     Dividends per Common Share                           $0.07              $0.06              $0.14               $0.12
                                                          =====              =====              =====               =====
     Weighted average number of Common
     Shares outstanding - basic                      41,181,750         43,411,317         41,195,162          43,024,869
                                                   ============       ============       ============       =============
     Weighted average number of Common
     Shares outstanding - diluted                    42,136,014         50,600,829         41,399,754          50,507,111
                                                   ============       ============       ============       =============

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                                  UNAUDITED
                                                                   JUNE 30,                 DECEMBER 31,
                                                                     2000                       1999
ASSETS
     Cash and cash equivalents                                  $  142,561,889             $  155,387,061
     Investments:
     Held in available for sale account at fair value
     (Amortized cost $452,419,232 1999 - $466,858,482)             434,429,998                451,921,349
                                                                --------------             --------------
     Total marketable investments                                  576,991,887                607,308,410

     Other investments                                              36,190,264                 28,425,474
     Investment income due and accrued                               5,973,182                  5,172,711
     Accounts receivable                                           618,943,593                564,590,025
     Reinsurance receivables                                     1,966,526,001              1,729,935,575
     Deferred expenses                                              46,960,083                 30,406,066
     Prepaid reinsurance premiums                                  301,326,167                281,077,921
     Fixed assets                                                   32,084,880                 28,880,015
     Deferred tax benefit                                            4,163,044                  4,232,826
     Goodwill                                                       51,853,419                 52,924,459
     Other assets                                                    7,031,720                  6,829,547
     Assets held in separate accounts                              738,281,043                693,390,317
                                                                --------------             --------------
     Total Assets                                               $4,386,325,283             $4,033,173,346
                                                                ==============             ==============

LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
     Reserve for losses and loss expenses                       $2,091,089,881             $1,860,120,483
     Reserve for unearned premiums                                 381,441,215                335,265,056
     Pension fund reserves                                          60,031,244                 67,980,867
     Claims deposit liabilities                                     30,622,024                 27,923,901
     Accounts payable                                              379,628,057                353,965,743
     Accrued expenses                                               13,955,029                 11,053,705
     Taxes payable                                                  11,698,343                 23,181,367
     Bridge loan                                                   217,000,000                117,000,000
     Other loans payable                                             3,796,048                  4,048,589
     Debentures                                                     13,323,008                110,898,002
     Prepaid fees                                                   62,780,988                 58,025,464
     Other liabilities                                              15,228,561                 12,175,828
     Liabilities related to separate accounts                      738,281,043                693,390,317
                                                                --------------             --------------
     Total Liabilities                                           4,018,875,441              3,675,029,322
                                                                --------------             --------------

SHAREHOLDERS' EQUITY
     Common shares - Authorized 180,000,000 (par value $0.01)
     Issued 41,137,169 (excluding 2,728,816 shares held in
      treasury) (1999 - 41,205,191)                                    411,372                    412,052
     Additional paid-in capital                                    109,980,709                110,754,758
     Accumulated other comprehensive income (loss)                 (17,989,244)               (14,937,127)
     Retained earnings                                             275,047,005                261,914,341
                                                                --------------             --------------
     Total Shareholders' Equity                                    367,449,842                358,144,024
                                                                --------------             --------------
     Total Liabilities & Shareholders' Equity                   $4,386,325,283             $4,033,173,346
                                                                ==============             ==============


          See Accompanying Notes to Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Six Months Ended June 30,
                                                                                       2000                  1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $   18,897,981         $  36,894,180
Items not affecting cash:
     Depreciation                                                                     5,460,635             3,228,371
     Amortization of investments                                                       (258,207)             (919,120)
     Net loss on sale of investments                                                    592,006             1,392,924
     Other investment gains                                                                   -              (360,916)
     Amortization of Convertible Debentures                                           1,046,438             3,028,535
     Deferred tax benefit                                                                69,782               718,481
     Extraordinary loss on extinguishment of debentures                               4,327,242                     -
     Other items                                                                        567,906             1,028,200
Net changes in non-cash balances relating to operations:
     Accounts receivable                                                            (54,353,568)         (115,761,494)
     Reinsurance receivables                                                       (236,590,426)         (140,398,460)
     Investment income due and accrued                                                 (800,471)            1,084,705
     Deferred expenses                                                              (16,554,017)           (8,676,509)
     Prepaid reinsurance premiums                                                   (20,248,246)          (56,465,096)
     Other assets                                                                      (202,173)           (7,532,244)
     Reserve for losses and loss expenses                                           230,969,398           152,178,964
     Prepaid fees                                                                     4,755,524             4,952,777
     Reserve for unearned premiums                                                   46,176,159            67,206,611
     Accounts payable                                                                25,662,314            41,987,385
     Taxes payable                                                                  (11,483,024)            5,792,008
     Accrued expenses                                                                 2,901,324            (3,566,563)
     Other liabilities                                                                3,057,796            (5,156,510)
                                                                                  -------------         -------------
NET CASH FLOW FROM (APPLIED TO) OPERATING ACTIVITIES                                  3,994,373           (19,343,771)
                                                                                  -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of investments - Available for sale                         285,192,129            40,188,085
     Proceeds from maturity of investments - Available for sale                      19,086,217            33,683,069
     Fixed assets purchased                                                          (8,800,521)           (7,213,937)
     Investments purchased - Available for sale                                    (291,581,986)          (78,009,960)
     Acquisitions and other investments                                              (7,508,589)              924,866
     Proceeds from sale of other investments                                                  -               576,522
     Other items, net                                                                   167,487                28,047
                                                                                  -------------         -------------
NET CASH FLOW APPLIED TO INVESTING ACTIVITIES                                        (3,445,263)           (9,823,308)
                                                                                  -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Bridge loan received                                                           100,000,000                     -
     Other loans repaid                                                                (252,541)              (14,448)
     Extinguishment of convertible debentures                                      (101,325,130)                    -
     Proceeds from shares issued                                                        612,297             8,185,147
     Purchase of treasury shares                                                     (1,387,026)                    -
     Claims deposit liabilities                                                       2,698,123            (4,156,081)
     Pension fund reserves                                                           (7,949,623)           (9,628,409)
     Dividends paid                                                                  (5,770,382)           (5,990,211)
                                                                                  -------------         -------------
NET CASH FLOW APPLIED TO FINANCING ACTIVITIES                                       (13,374,282)          (11,604,002)
                                                                                  -------------         -------------
     Net decrease in cash and cash equivalents                                      (12,825,172)          (40,771,081)
     Cash and cash equivalents at beginning of period                               155,387,061           117,422,652
                                                                                  -------------         -------------
Cash and cash equivalents at end of period                                        $ 142,561,889         $  76,651,571
                                                                                  =============         =============
Supplemental cash flow information:
  Interest paid                                                                   $   9,251,018             ($94,811)
                                                                                  =============         =============
  Income taxes paid, net                                                          $   5,484,069         $           0
                                                                                  =============         =============

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

     UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                           Dividend
                                                                                                              of
                                                      Treasury     Change in                Common Share   Acquired
                           Opening         Shares      Shares     Unrealized                 Dividends    Companies    Closing
                           Balance         Issued    Purchased     Loss (1)     Net Income  Declared (2)     (3)       Balance
Six months ended
 June 30, 2000

Common shares             $    412,052  $       241 $       (921)            -            -            -          -  $    411,372
Additional paid-in
 capital                   110,754,758      612,056   (1,386,105)            -            -            -          -   109,980,709
Accumulated other
 comprehensive
 income (loss)             (14,937,127)           -            -    (3,052,117)           -            -          -   (17,989,244)
Retained earnings          261,914,341            -            -             -   18,897,981   (5,765,317)         -   275,047,005
                          -------------------------------------------------------------------------------------------------------
Total Shareholders'
 Equity at
 June 30, 2000            $358,144,024  $   612,297 $ (1,387,026) $ (3,052,117) $18,897,981 $ (5,765,317)         -  $367,449,842
                          =======================================================================================================
Year Ended
 December 31, 1999

Common shares             $    422,056  $    16,363 $    (26,367)            -            -            -          -       412,052
Additional paid-in
 capital                   114,916,045   25,626,183  (29,787,470)            -            -            -          -   110,754,758
Accumulated other
 comprehensive
 income (loss)               4,456,781            -            -   (19,393,908)           -            -          -   (14,937,127)
Retained earnings          223,371,116            -            -             -   50,438,032  (11,003,871)  (890,936)  261,914,341
                          -------------------------------------------------------------------------------------------------------
Total Shareholders'
 Equity at
 December 31, 1999        $343,165,998  $25,642,546 $(29,813,837) $(19,393,908) $50,438,032 $(11,003,871) $(890,936) $358,144,024
                          =======================================================================================================

(1) Net of reclassification adjustment, net of tax (See Note 2).

(2) Dividend per share amounts were $0.14 and $0.25 for the six months ended June 30, 2000 and the year ended December 31, 1999 respectively.

(3) Prior to the merger Captive Resources paid dividends of $0.51 in 1999, based on the equivalent number of Common Shares that would have been outstanding on the dividend dates after giving effect to the pooling of interests.

          See Accompanying Notes to Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000


1. INTERIM ACCOUNTING POLICY

   In the opinion of management of the Company, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of operations and cash flows for the periods ended June 30, 2000 and 1999. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the quarter and six months ended June 30, 2000 are not necessarily indicative of what operating results may be for the full year.

2.   COMPREHENSIVE INCOME

Statement 130 requires unrealized gains or losses on the Company's available for sale investments, to be included in Other comprehensive income.


(In thousands)                                   Six months ended June 30, 2000                Quarter ended June 30, 2000
                                            Before tax                    Net of tax     Before tax                    Net of tax
                                              Amount          Tax           Amount         Amount          Tax           Amount
                                            ----------     ---------      ----------     -----------    -----------    -----------

Net unrealized losses on
 available for sale investments arising
 during the period                            ($3,669)            57        ($3,612)       ($2,262)            33        ($2,229)
Less: reclassification adjustment for
 gains realized in net income                     617            (57)           560            368            (33)           335
                                             --------         ------       --------       --------         ------        -------
Other comprehensive income (loss)             ($3,052)        $    -        ($3,052)       ($1,894)        $    -        ($1,894)
                                             ========         ======       ========       ========         ======        =======

(In thousands)                                   Six months ended June 30, 1999                Quarter ended June 30, 1999
                                            Before tax                    Net of tax     Before tax                    Net of tax
                                              Amount          Tax           Amount         Amount          Tax           Amount
                                            ----------     ---------      ----------     -----------    -----------    -----------

Net unrealized losses on
 available for sale investments arising
 during the period                           ($15,604)        $3,403       ($12,201)      ($11,100)        $2,289        ($8,811)
Less: reclassification adjustment for
 losses realized in net income                  1,393            (16)         1,377          1,527            (48)         1,479
                                             --------         ------       --------       --------         ------        -------
Other comprehensive income (loss)            ($14,211)        $3,387       ($10,824)       ($9,573)        $2,241        ($7,332)
                                             ========         ======       ========       ========         ======        =======

3.   SEGMENT INFORMATION
     (In thousands)

                                        Quarter ended June 30,                   Six Months ended June 30,
 Revenue                                2000               1999                 2000                 1999
       Program Business               $ 28,902           $ 26,047             $ 53,876             $ 48,955
       Corporate Risk Management        11,651             11,803               22,064               26,828
       Specialty Brokerage               3,500              3,300                7,345                6,441
       Financial Services                6,396              4,634               12,425                9,054
       Underwriting                     63,999             50,233              119,872               89,018
       Net investment income (1)         8,203              7,911               19,146               15,633
       Other                               590               (111)                 603                 (220)
                                      --------           --------             --------             --------
       Total                          $123,241           $103,817             $235,331             $195,709
                                      --------           --------             --------             --------

 Income before Income taxes, Minority interest and Extraordinary loss


       Program Business               $  7,755           $  9,333             $ 14,280             $ 17,499
       Corporate Risk Management         3,190              4,553                5,620               11,100
       Specialty Brokerage                 851              1,264                2,202                2,792
       Financial Services                  941                197                2,261                  349
       Underwriting                     (2,854)            (1,249)              (6,163)              (2,188)
       Net investment income (2)         3,902              6,390                8,849               12,511
       Other                              (814)              (775)             ($2,526)              (1,544)
                                      --------           --------             --------             --------
       Total                          $ 12,971           $ 19,713             $ 24,523             $ 40,519
                                      --------           --------             --------             --------

(1)  Net of realized capital gains and losses.

(2)  Net of realized capital gains and losses and interest expense.


The subsidiaries' accounting records do not capture information by reporting segment sufficient to determine identifiable assets by such reporting segments.

4.   EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per Common Share.

                                                                    Quarter ended June 30,           Six months ended June 30,
                                                                       2000          1999                2000             1999

(In thousands, except shares and earnings per share)

Numerator
Income before extraordinary loss                                  $    11,967    $    18,095         $    23,225      $    36,894

Extraordinary loss on extinguishment of debentures, net of tax              -              -              (4,327)               -
                                                                  -----------    -----------         -----------      -----------
Net income                                                             11,967         18,095              18,898           36,894
                                                                  -----------    -----------         -----------      -----------

Numerator for basic earnings per common share -
Net income available to common shareholders                            11,967         18,095              18,898           36,894
Effect of dilutive securities:
Conversion of Zero Coupon Convertible Exchangeable
    Subordinated Debentures                                               165          1,476                   -(a)         3,029
                                                                  -----------    -----------         -----------      -----------
Numerator for diluted earnings per common share -
Net income available to common shareholders after assumed
   conversions                                                    $    12,132    $    19,571         $    18,898      $    39,923
                                                                  ===========    ===========         ===========      ===========

Denominator

Denominator for basic earnings per common share -
Weighted average shares                                            41,181,750     43,411,317          41,195,162       43,024,869
Effect of dilutive securities:
Stock options                                                         309,311      1,447,787             204,592        1,537,774
Conversion of Zero Coupon Convertible Exchangeable Subordinated
 Debentures                                                           644,953      5,741,725                   -(a)     5,944,468
                                                                  -----------    -----------         -----------      -----------
Denominator for diluted earnings per common share -
Adjusted weighted average shares and assumed conversions           42,136,014     50,600,829          41,399,754       50,507,111
                                                                  ===========    ===========         ===========      ===========

Basic earnings per common share
Income before extraordinary loss                                  $      0.29    $      0.42         $      0.57      $      0.86
Extraordinary loss on extinguishment of debentures, net of tax    $         -    $         -         $     (0.11)     $         -
                                                                  -----------    -----------         -----------      -----------
Basic earnings per common share                                   $      0.29    $      0.42         $      0.46      $      0.86
                                                                  ===========    ===========         ===========      ===========

Diluted earnings per common share
Income before extraordinary loss                                  $      0.29    $      0.39         $      0.56      $      0.79
Extraordinary loss on extinguishment of debentures, net of tax    $         -    $         -         $     (0.10)     $         -
                                                                  -----------    -----------         -----------      -----------
Diluted earnings per common share                                 $      0.29    $      0.39         $      0.46      $      0.79
                                                                  ===========    ===========         ===========      ===========

(a) Excludes conversion of convertible debentures which have an anti-dilutive effect

5.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Mutual Group Ltd. ("Mutual Group") is a wholly owned subsidiary of the Parent Company. Substantially all of Mutual Group's income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet Mutual Group's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirement of Mutual Group's subsidiaries, could limit the ability for Mutual Group to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations.

The following financial information presents the condensed consolidating balance sheets of the Parent Company, Mutual Group and other subsidiaries as of June 30, 2000 and December 31, 1999 and condensed consolidating statements of income and cash flows for the periods ended June 30, 2000 and 1999. Investments in subsidiaries are accounted for on the equity method and accordingly, entries necessary to consolidate the Company, Mutual Group and all other subsidiaries are reflected in the eliminations column. This information should be read in conjunction with the consolidated financial statements and footnotes of the Parent Company. Certain balances have been reclassified from the Mutual Risk Management Ltd. Parent Company Only Financial Information presented in Item 14B
Schedule II of Form 10-K/A for purposes of this condensed presentation.

                  CONDENSED CONSOLIDATED STATEMENT OF INCOME

                    FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                              Parent             Mutual          Other
(In thousands)                                Company            Group         Subsidiaries       Eliminations       Consolidated
Revenues
   Fee Income                               $        -        $        -        $   95,710        $         -        $ 95,710
   Premiums earned                                   -                 -           119,872                  -         119,872
   Net investment income                           952               326            19,832                  -          21,110
   Intercompany interest income                      -                 -            16,328            (16,328)              -
   Realized capital losses                           -                 -            (1,964)                 -          (1,964)
   Other income                                     92               186               325                  -             603
   Equity in subsidiary earnings                30,497            20,001                 -            (50,498)              -
                                            -----------------------------------------------------------------------------------
Total revenues                                  31,541            20,513           250,103            (66,826)        235,331
                                            -----------------------------------------------------------------------------------

Expenses
   Losses and loss expenses incurred                 -                 -            76,080                  -          76,080
   Acquisition costs                                 -                 -            49,955                  -          49,955
   Operating expenses                              103               327            71,930                  -          72,360
   Interest expenses                             8,213                 -             2,084                  -          10,297
   Intercompany interest expense                     -            16,328                 -            (16,328)              -
   Other expenses                                    -                 -             2,116                  -           2,116
                                            -----------------------------------------------------------------------------------
Total Expenses                                   8,316            16,655           202,165            (16,328)        210,808
                                            -----------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES, MINORITY
   INTEREST AND EXTRAORDINARY LOSS              23,225             3,858            47,938            (50,498)         24,523
   Income taxes                                      -            (5,748)            7,682                  -           1,934
INCOME BEFORE MINORITY
   INTEREST AND EXTRAORDINARY LOSS              23,225             9,606            40,256            (50,498)         22,589
   Minority interest                                 -                 -               636                  -             636
INCOME BEFORE EXTRAORDINARY LOSS                23,225             9,606            40,892            (50,498)         23,225
   Extraordinary loss on extinguishment
   of debentures, net of tax                    (4,327)                 -                 -                  -         (4,327)
                                            -----------------------------------------------------------------------------------
NET INCOME                                  $   18,898        $    9,606        $   40,892        $   (50,498)       $ 18,898
                                            -----------------------------------------------------------------------------------

                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   FOR THE QUARTER ENDED ENDED JUNE 30, 2000


                                              Parent             Mutual          Other
(In thousands)                                Company            Group         Subsidiaries       Eliminations       Consolidated
Revenues
   Fee Income                               $        -        $        -        $   50,449        $         -        $ 50,449
   Premiums earned                                   -                 -            63,999                  -          63,999
   Net investment income                           232               168             8,144                  -           8,544
   Intercompany interest income                      -                 -             8,164             (8,164)              -
   Realized capital losses                           -                 -              (341)                 -            (341)
   Other income                                      -                54               536                  -             590
   Equity in subsidiary earnings                15,987            14,153                 -            (30,140)              -
                                            -----------------------------------------------------------------------------------
Total revenues                                  16,219            14,375           130,951            (38,304)        123,241
                                            -----------------------------------------------------------------------------------

Expenses
   Losses and loss expenses incurred                 -                 -            41,760                  -          41,760
   Acquisition costs                                 -                 -            25,093                  -          25,093
   Operating expenses                               51               238            37,423                  -          37,712
   Interest expenses                             4,201                 -               100                  -           4,301
   Intercompany interest expense                     -             8,164                 -             (8,164)              -
   Other expenses                                    -                 -             1,404                  -           1,404
                                            -----------------------------------------------------------------------------------
Total Expenses                                   4,252             8,402           105,780             (8,164)        110,270
                                            -----------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES, MINORITY
   INTEREST AND EXTRAORDINARY LOSS              11,967             5,973            25,171            (30,140)         12,971
   Income taxes                                      -            (3,007)            3,948                  -             941
INCOME BEFORE MINORITY
   INTEREST AND EXTRAORDINARY LOSS              11,967             8,980            21,223            (30,140)         12,030
   Minority interest                                 -                 -               (63)                 -             (63)
INCOME BEFORE EXTRAORDINARY LOSS                11,967             8,980            21,160            (30,140)         11,967
   Extraordinary loss on extinguishment
   of debentures, net of tax                         -                 -                 -                  -               -
                                            -----------------------------------------------------------------------------------
NET INCOME                                  $   11,967        $    8,980        $   21,160        $   (30,140)       $ 11,967
                                            -----------------------------------------------------------------------------------

                  CONDENSED CONSOLIDATED STATEMENT OF INCOME

                    FOR THE SIX MONTHS ENDED JUNE 30, 1999


                                              Parent             Mutual          Other
(In thousands)                                Company            Group         Subsidiaries       Eliminations       Consolidated

Revenues
   Fee Income                               $        -        $        -        $   91,278        $         -        $ 91,278
   Premiums earned                                   -                 -            89,018                  -          89,018
   Net investment income                           568               365            15,730                  -          16,663
   Intercompany interest income                      -                 -            10,200            (10,200)              -
   Realized capital gains (losses)                   -               361            (1,391)                 -          (1,030)
   Other losses                                      -               (44)             (176)                 -            (220)
   Equity in subsidiary earnings                39,425             5,912                 -            (45,337)              -
                                            -----------------------------------------------------------------------------------
Total revenues                                  39,993             6,594           204,659            (55,537)        195,709
                                            -----------------------------------------------------------------------------------

Expenses
   Losses and loss expenses incurred                 -                 -            67,793                  -          67,793
   Acquisition costs                                 -                 -            23,414                  -          23,414
   Operating expenses                               70               454            59,013                  -          59,537
   Interest expenses                             3,029                 -                94                  -           3,123
   Intercompany interest expense                     -            10,200                 -            (10,200)              -
   Other expenses                                    -                 -             1,323                  -           1,323
                                            -----------------------------------------------------------------------------------
Total Expenses                                   3,099            10,654           151,637            (10,200)        155,190
                                            -----------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES, MINORITY
   INTEREST AND EXTRAORDINARY LOSS              36,894            (4,060)           53,022            (45,337)         40,519
   Income taxes                                      -            (1,921)            5,551                  -           3,630
INCOME BEFORE MINORITY
   INTEREST AND EXTRAORDINARY LOSS              36,894            (2,139)           47,471            (45,337)         36,889
   Minority interest                                 -                 -                 5                  -               5
INCOME BEFORE EXTRAORDINARY LOSS                36,894            (2,139)           47,476            (45,337)         36,894
   Extraordinary loss on extinguishment of
   debentures, net of tax                            -                 -                 -                  -               -
                                            -----------------------------------------------------------------------------------
NET INCOME                                  $   36,894        $   (2,139)       $   47,476        $   (45,337)       $ 36,894
                                            -----------------------------------------------------------------------------------

                  CONDENSED CONSOLIDATED STATEMENT OF INCOME

                      FOR THE QUARTER ENDED JUNE 30, 1999


                                              Parent             Mutual          Other
(In thousands)                                Company            Group         Subsidiaries       Eliminations       Consolidated

Revenues
   Fee Income                               $      -          $        -        $   45,784        $        -         $ 45,784
   Premiums earned                                 -                   -            50,233                 -           50,233
   Net investment income                         556                 170             8,716                 -            9,442
   Intercompany interest income                    -                   -             5,100            (5,100)               -
   Realized capital losses                         -                   -            (1,532)                -           (1,532)
   Other losses                                    -                 (44)              (67)                -             (111)
   Equity in subsidiary earnings              19,050              (3,852)                -           (15,198)               -
                                            -----------------------------------------------------------------------------------
Total revenues                                19,606              (3,726)          108,234           (20,298)         103,816
                                            -----------------------------------------------------------------------------------

Expenses
   Losses and loss expenses incurred               -                   -            41,563                 -           41,563
   Acquisition costs                               -                   -             9,919                 -            9,919
   Operating expenses                             35                 250            30,152                 -           30,437
   Interest expenses                           1,476                   -                45                 -            1,521
   Intercompany interest expense                   -               5,100                 -            (5,100)               -
   Other expenses                                  -                   -               663                 -              663
                                            -----------------------------------------------------------------------------------
Total Expenses                                 1,511               5,350            82,342            (5,100)          84,103
                                            -----------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES, MINORITY
   INTEREST AND EXTRAORDINARY LOSS            18,095              (9,076)           25,892           (15,198)          19,713
   Income taxes                                    -              (1,347)            2,962                 -            1,615
INCOME BEFORE MINORITY
   INTEREST AND EXTRAORDINARY LOSS            18,095              (7,729)           22,930           (15,198)          18,098
   Minority interest                               -                   -                (3)                -               (3)
INCOME BEFORE EXTRAORDINARY LOSS              18,095              (7,729)           22,927           (15,198)          18,095
   Extraordinary loss on extinguishment
    of debentures, net of tax                      -                   -                 -                 -                -
                                            -----------------------------------------------------------------------------------
NET INCOME                                  $   18,095        $   (7,729)       $   22,927        $   (15,198)       $ 18,095
                                            -----------------------------------------------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 JUNE 30, 2000

                                          Parent         Mutual         Other
(In thousands)                            Company        Group       Subsidiaries     Eliminations      Consolidated
ASSETS
  Cash and cash equivalents              $  5,310       $    705     $  136,547        $        -       $   142,562
  Investments                              11,166              -        423,264                 -           434,430
  Other Investments                             -            513         35,677                 -            36,190
  Investments in and advances to
  subsidiaries and affiliates, net        582,411        229,544       (435,970)         (375,985)                -
  Accounts receivable                           -          1,007        617,937                 -           618,944
  Reinsurance receivables                       -              -      1,966,526                 -         1,966,526
  Prepaid reinsurance premiums                  -              -        301,326                 -           301,326
  Fixed assets                                  -              -         32,085                 -            32,085
  Deferred tax benefit                          -              -          5,238            (1,075)            4,163
  Taxes receivable                              -         11,553              -           (11,553)                -
  Other assets                                251             66        111,501                 -           111,818
  Assets held in separate accounts              -              -        738,281                 -           738,281
                                         --------       --------     ----------        ----------       -----------
 Total Assets                            $599,138       $243,388     $3,932,412        $ (388,613)      $ 4,386,325
                                         ========       ========     ==========        ==========       ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY

 LIABILITIES
  Reserve for losses and loss expenses   $      -              -     $2,091,090        $        -       $ 2,091,090
  Reserve for unearned premiums                 -              -        381,441                 -           381,441
  Pension fund reserves                         -              -         60,031                 -            60,031
  Claims deposit liabilities                    -              -         30,622                 -            30,622
  Accounts payable                              -              -        379,628                 -           379,628
  Accrued expenses                          1,365            295         12,295                 -            13,955
  Taxes payable                                 -              -         23,251           (11,553)           11,698
  Bridging loan                           217,000              -              -                 -           217,000
  Other loans payable                           -              -          3,796                 -             3,796
  Prepaid fees                                  -              -         62,781                 -            62,781
  Debentures                               13,323              -              -                 -            13,323
  Deferred tax liability                        -          1,075              -            (1,075)                -
  Other liability                               -              -         15,229                 -            15,229
  Liabilities related to
   separate accounts                            -              -        738,281                 -           738,281
                                         --------       --------     ----------        ----------       -----------
Total liabilities                         231,688          1,370      3,798,445           (12,628)        4,018,875
                                         --------       --------     ----------        ----------       -----------

SHAREHOLDERS' EQUITY                      367,450        242,018        133,967          (375,985)          367,450
                                         --------       --------     ----------        ----------       -----------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                    $599,138       $243,388     $3,932,412        $ (388,613)      $ 4,386,325
                                         ========       ========     ==========        ==========       ===========

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 1999

                                          Parent         Mutual         Other
(In thousands)                            Company        Group       Subsidiaries     Eliminations      Consolidated
ASSETS
  Cash and cash equivalents              $  6,722       $  1,019     $  147,646        $        -       $   155,387
  Investments                               9,665              -        442,255                 -           451,920
  Other Investments                         1,006            474         26,946                 -            28,426
  Investments in and advances to
  subsidiaries and affiliates, net        566,724        244,693       (428,022)         (383,395)                -
  Accounts receivable                           -            906        563,684                 -           564,590
  Reinsurance receivables                       -              -      1,729,936                 -         1,729,936
  Prepaid reinsurance premiums                  -              -        281,078                 -           281,078
  Fixed assets                                  -              -         28,880                 -            28,880
  Deferred tax benefit                          -              -          5,308            (1,075)            4,233
  Other assets                              2,319             26         92,989                 -            95,334
  Assets held in separate accounts              -              -        693,390                 -           693,390
                                         --------       --------     ----------        ----------       -----------
 Total Assets                            $586,436       $247,118     $3,584,090        $ (384,470)      $ 4,033,174
                                         ========       ========     ==========        ==========       ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY

 LIABILITIES
  Reserve for losses and loss expenses   $      -       $      -     $1,860,120        $        -       $ 1,860,120
  Reserve for unearned premiums                 -              -        335,265                 -           335,265
  Pension fund reserves                         -              -         67,981                 -            67,981
  Claims deposit liabilities                    -              -         27,924                 -            27,924
  Accounts payable                            394            247        353,325                 -           353,966
  Accrued expenses                              -              -         11,054                 -            11,054
  Taxes payable                                 -              -         23,181                 -            23,181
  Bridging loan                           117,000              -              -                 -           117,000
  Other loans payable                           -              -          4,049                 -             4,049
  Prepaid fees                                  -              -         58,026                 -            58,026
  Debentures                              110,898              -              -                 -           110,898
  Deferred tax liability                        -          1,075              -            (1,075)                -
  Other liability                               -              -         12,176                 -            12,176
  Liabilities related to
   separate accounts                            -              -        693,390                 -           693,390
                                         --------       --------     ----------        ----------       -----------
Total liabilities                         228,292          1,322      3,446,491            (1,075)        3,675,030
                                         --------       --------     ----------        ----------       -----------

SHAREHOLDERS' EQUITY                      358,144        245,796        137,599          (383,395)          358,144
                                         --------       --------     ----------        ----------       -----------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                    $586,436       $247,118     $3,584,090        $ (384,470)      $ 4,033,174
                                         ========       ========     ==========        ==========       ===========

                       CONDENSED CONSOLIDATED CASH FLOW
                                 JUNE 30, 2000

                                                    Parent             Mutual        Other
In thousands                                        Company            Group      Subsidiaries        Consolidated
NET CASH FLOW FROM OPERATING ACTIVITIES             $ (4,810)        $(22,459)     $ 31,263            $  3,994
                                                  ----------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investment -
   available for sale                                     --               --       285,192             285,192
  Proceeds from maturity of investment -
   available for sale                                     --               --        19,086              19,086
  Fixed asset purchases                                   --               --        (8,801)             (8,801)
  Investments purchased - available for sale          (1,495)              --      (290,087)           (291,582)
  Acquisitions and other investments                      --               --            --              (7,509)
  Proceeds from other investments                         --               --            --                  --
  Other items                                             --               --           169                 169
  Investments in and advances to subsidiaries
   and affiliates, net                                12,763           22,145       (34,908)                 --
                                                  ----------------------------------------------------------------
NET CASH FLOWS FROM (APPLIED TO)
 INVESTING ACTIVITIES                                 11,268           22,145       (36,858)             (3,445)
                                                  ----------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Bridging loan received                             100,000               --            --             100,000
  Other loans received                                    --               --          (253)               (253)
  Extinguishment of convertible debentures          (101,325)              --            --            (101,325)
  Proceeds from shares issued                           (775)              --            --                (775)
  Claims deposit liabilities                              --               --         2,699               2,699
  Pension fund reserves                                   --               --        (7,950)             (7,950)
  Dividend paid                                       (5,770)              --            --              (5,770)
                                                  ----------------------------------------------------------------
NET CASH FLOW FROM (APPLIED TO)
 FINANCING ACTIVITIES                                 (7,870)              --        (5,504)            (13,374)
                                                  ----------------------------------------------------------------
  Net decrease in cash and cash
   equivalents                                        (1,412)            (314)      (11,099)            (12,825)
  Cash and cash equivalents at beginning of year       6,722            1,019       147,646             155,387
                                                  ----------------------------------------------------------------
  Cash and cash equivalents at end of year          $  5,310         $    705      $136,547            $142,562
                                                  ================================================================

                       CONDENSED CONSOLIDATED CASH FLOW
                                 JUNE 30, 1999

                                                      Parent      Mutual       Other
In thousands                                          Company     Group     Subsidiaries   Consolidated
NET CASH FLOW FROM OPERATING ACTIVITIES               $  331    $(9,159)      $(10,516)      $(19,344)
                                                     ---------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investment -
   available for sale                                      -          -         40,188         40,188
  Proceeds from maturity of investment -
   available for sale                                      -          -         33,683         33,683
  Fixed asset purchases                                    -          -         (7,214)        (7,214)
  Investments purchased - available for sale            (871)         -        (77,139)       (78,010)
  Acquisitions and other investments                       -          -            925            925
  Proceeds from other investments                          -          -            577            577
  Other items                                              -          -             28             28
  Investments in and advances to subsidiaries
   and affiliates, net                                (2,209)     7,372         (5,163)             -
                                                     ---------------------------------------------------
NET CASH FLOWS FROM (APPLIED TO)
 INVESTING ACTIVITIES                                 (3,080)     7,372        (14,115)        (9,823)
                                                     ---------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Bridging loan received                                   -          -              -              -
  Other loans received                                     -          -            (14)           (14)
  Extinguishment of convertible debentures                 -          -              -              -
  Proceeds from shares issued                          8,185          -              -          8,185
  Claims deposit liabilities                               -          -         (4,156)        (4,156)
  Pension fund reserves                                    -          -         (9,629)        (9,629)
  Dividend paid                                       (5,990)         -              -         (5,990)
                                                     ---------------------------------------------------
NET CASH FLOW FROM (APPLIED TO)
 FINANCING ACTIVITIES                                  2,195          -        (13,799)       (11,604)
                                                     ---------------------------------------------------
  Net decrease in cash and cash
   equivalents                                          (554)    (1,787)       (38,430)       (40,771)
  Cash and cash equivalents at beginning of year         689      1,872        114,862        117,423
                                                     ---------------------------------------------------
  Cash and cash equivalents at end of year               135         85         76,432         76,652
                                                     ===================================================

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the Quarter and Six Months ended June 30, 2000 and 1999

The results of operations for the quarter and six months ended June 30, 2000 reflect substantial improvement in Fees, Operating income, Profit margins and Return on equity compared to the Company's last three quarters. However, comparisons to the first half of 1999 continue to reflect the decline in operating results that took place in the 1999 third quarter. Net income available to common shareholders was $18.9 million or $0.46 per Common Share on a diluted basis for the six months ended June 30, 2000, as compared to $36.9 or $0.79 per diluted share in the corresponding period in 1999, as shown in the tables below.

TABLE 1 - EARNINGS PER SHARE

                                                          Second Quarter to June 30,
                                                 2000                                    1999
                                  -----------------------------------   -------------------------------------
                                                     ($ thousands except per share data)

                                                           PER                                     PER
                                                       COMMON SHARE                            COMMON SHARE
                                                     ----------------                        -----------------
                                                     Basic    Diluted                        Basic     Diluted
Net income available to
 Common Shareholders                   $11,968       $0.29     $0.29           $18,095       $0.42      $0.39
                                       =======       =====     =====           =======       =====      =====
Average number of
 shares outstanding (000's)                         41,182    42,136                        43,411      50,601
                                                    ------    ------                        ------      ------

                                                          Six Months ended June 30,
                                                 2000                                    1999
                                  -----------------------------------   -------------------------------------
                                                     ($ thousands except per share data)

                                                           PER                                     PER
                                                       COMMON SHARE                            COMMON SHARE
                                                     ----------------                        -----------------
                                                     Basic    Diluted                        Basic     Diluted
Income before Extraordinary loss       $23,225       $0.57     $0.56          $36,894       $0.86      $0.79
Extraordinary Loss (a)                  (4,427)      (0.11)    (0.10)               -           -          -
                                       -------       -----     -----          -------       -----      -----
Net income available to Common
Shareholders                           $18,898       $0.46     $0.46          $36,894       $0.86      $0.79
                                       =======       =====     =====          =======       =====      =====
Average number of
 shares outstanding (000's)                         41,195    41,400(b)                     43,025     50,507
                                                    ------    ------                        ------     ------

(a) Extraordinary loss on extinguishment of Convertible Debentures, net of tax.
(b) Excludes the conversion of Convertible Debentures which have an anti-dilutive effect.

Total revenues amounted to $123.2 million and $235.3 million for the quarter and six months ended June 30, 2000, representing increases of 19% and 20% over the corresponding 1999 periods. Table II shows the major components of Revenues for these periods.

TABLE II - REVENUES

                                                Periods to June 30,
                                                  (In thousands)
                              Second Quarter                   Six Months
                             2000       1999     Growth     2000       1999     Growth
                           --------   --------   ------   --------   --------   ------
Fee income                 $ 50,449   $ 45,784     10%    $ 95,710   $ 91,278      5%
Premiums earned              63,999     50,233     27%     119,872     89,018     35%
Net investment income         8,544      9,443    -10%      21,110     16,663     27%
Realized capital losses        (341)    (1,532)   -78%      (1,964)    (1,030)    91%
Other income (losses)           590       (111)    NM          603       (220)    NM
                           --------   --------            --------   --------

Total                      $123,241   $103,817     19%    $235,331   $195,709     20%
                           ========   ========            ========   ========

Fee income increased 10% in the second quarter to $50.4 million and 5% to $95.7 million for the first six months of 2000, as compared to $45.8 million and $91.3 million, respectively, in 1999. Pre-tax profit margins were 25% for both the second quarter and first six months of 2000 as compared to 34% and 35% in the corresponding 1999 periods.

SEGMENT ANALYSIS

     The components of Fee income by business segment are illustrated in Table III.


TABLE III - FEE INCOME BY BUSINESS SEGMENT

                                             Periods to June 30,
                                               (In thousands)
                              Second Quarter              Six Months
                              2000     1999   Growth     2000     1999   Growth
                            -------  -------  ------   -------  -------  ------
Program business fees       $28,902  $26,047     11%   $53,876  $48,955     10%
Corporate risk
  management fees            11,651   11,803     (1)%   22,064   26,828    (18)%
Specialty brokerage fees      3,500    3,300      6%     7,345    6,441     14%
Financial services fees       6,396    4,634     38%    12,425    9,054     37%
                            -------  -------           -------  -------

Total                       $50,449  $45,784     10%   $95,710  $91,278      5%
                            =======  =======           =======  =======

Program Business

Program Business involves replacing traditional insurers and acting as a conduit between producers of specialty books of business and reinsurers wishing to write that business. The segment accounted for 57% of total Fee income in the quarter and 56% for the first six months of 2000 compared to 57% and 54% in the corresponding 1999 periods. Program Business fees increased 11% in the second quarter to $28.9 million and 10% to $53.9 million in the first six months as compared to $26.0 million and $49.0 million, respectively, in 1999. This resulted primarily from the growth of existing programs as a result of premium increases and decreased competition. Pre-tax margins were 27% for both the quarter and six months of 2000, down from 36% for the corresponding periods of 1999.

Gross premiums written increased 18% to $656.1 million for the first six months of 2000 as compared to $556.3 million in 1999, primarily as a result of the growth within the Program Business segment. Program Business generally involves greater premium volume per unit than Corporate Risk Management business. Premiums earned increased 27% to $64.0 million in the second quarter and 35% to $119.9 million in the first six months of 2000, as compared to $50.2 million and $89.0 million in the corresponding 1999 periods. These increases in Premiums earned were also primarily due to the growth within the Program Business segment and are offset by similar increases in Total insurance costs.


Corporate Risk Management

Corporate Risk Management, the Company's original business segment, involves providing services to businesses and associations seeking to insure a portion of their risk in a loss sensitive Alternative Market structure. This segment accounted for 23% of total Fee income in the second quarter and for the first six months of 2000, down from 26% and 29% in the corresponding 1999 periods. Corporate Risk Management fees decreased by 1% in the second quarter to $11.7 million, compared to $11.8 million in the second quarter of 1999, and by 18% in the first six months to $22.1 million, compared to $26.8 million in 1999. Profit margins were 27% in the second quarter and 25% for the first six months of 2000, compared to 39% and 41% in the corresponding 1999 periods. The Company continues to expect that a firming of prices generally will begin to improve the sale of Corporate Risk Management accounts in the second half of 2000.


Specialty Brokerage

The Company's Specialty Brokerage business segment provides access to Alternative Risk Transfer insurers and reinsurers in Bermuda and Europe. The segment produced $3.5 million of Fee income in the second quarter and $7.3 million in the first six months of 2000, representing 7% of total Fee income in the second quarter and 8% for the first six months. Specialty Brokerage fees grew by 6% in the second quarter and 14% in the first six months of 2000 from $3.3 million and $6.4 million in the corresponding 1999 periods as a result of increased business placed in Bermuda and London. Profit margins decreased to 24% in the second quarter and to 30% for the first six months from 38% and 43% in the corresponding 1999 periods, as a result of increased operating expenses.


Financial Services

Financial Services, the Company's newest business segment, provides administrative services to offshore mutual funds and other companies and offers a proprietary family of mutual funds as well as asset accumulation life insurance products for the high net worth market. The segment accounted for 13% of total Fee income for both the second quarter and six month periods of 2000. Fees from Financial Services increased in the quarter by 38% to $6.4 million over the 1999 corresponding period, and by 37% to $12.4 million for the half year, primarily as a result of an increase in the number of mutual funds under administration from 237 at June 30, 1999 to 320 at June 30, 2000. Profit margins in the Financial Services segment have been adversely affected since 1998 by the previously announced revised executive incentive plan and staff expansion costs to service new business, but increased to 15% in the second quarter and 18% for the first six months of 2000 from 4% in the corresponding 1999 periods. Excluding the effect of the revised executive incentive plan, which will end in December 2000, the profit margins in this segment would have been 19% for the quarter and 23% for the first six months of 2000 as compared to 15% in the corresponding periods of 1999.

Investment Income

Gross investment income increased by $0.8 million or 4% to $19.6 million in the first six months of 2000 over the corresponding 1999 period. Net investment income decreased by 10% to $8.5 million in the second quarter, but increased by 27% to $21.1 million for the first six months of 2000. The first six month increase includes $3.7 million of investment income from a special purpose entity, Endeavour Real Estate Securities Ltd. ("Endeavour") in the first quarter of 2000. Endeavour was established by the Company's Financial Services segment to offer offshore investors an opportunity to invest in U.S. real estate investment trusts. The investment income from Endeavour in the first quarter was offset by $1.4 million of Realized losses, $1.9 million of Interest expense, $0.9 million of Operating expenses and $(0.8) million of Minority interest. In the second quarter of 2000, the ownership structure of Endeavour was changed so that it is no longer consolidated on a line by line basis, but is accounted for on an equity basis. Investment yields declined to 6.7% in the second quarter and first six months of 2000 as compared to 9.0% and 7.8% in the corresponding periods in 1999. The higher yields in the 1999 periods were due to higher rates of return on invested assets in Bermuda and the inclusion of income from one of the Company's programs accounted for as Claims deposit liabilities.

TABLE IV - EXPENSES


                                             Periods to June 30,
                                               (In Thousands)
                           Second Quarter                   Six Months
                           2000      1999   Increase     2000      1999    Increase
                         --------  -------  --------   --------  --------  --------
Operating expenses       $ 37,712  $30,437     24%     $ 72,360  $ 59,537     22%
Total insurance costs      66,853   51,482     30%      126,035    91,206     38%
Interest expense            4,301    1,521    183%       10,297     3,123    230%
Other expenses              1,404      664    112%        2,117     1,324     60%
                         --------  -------             --------  --------

Total                    $110,270  $84,104     31%     $210,809  $155,190     36%
                         ========  =======             ========  ========

Operating expenses increased 24% to $37.7 million for the quarter, compared to $30.4 million in the second quarter of last year, and increased 22% to $72.4 million for the first six months of 2000, compared to $59.5 million in the first six months of 1999. The increase in Operating expenses is attributable to growth in personnel and other expenses to service the Company's businesses, the effect of recent acquisitions and $0.9 million of Operating expenses from Endeavour in the first quarter of 2000. Included in Other expenses are $0.7 million of expenses related to the Company's shelf registration of Senior Notes.

The fluctuations in Total insurance costs are the direct result of the increases in Premiums earned. During the quarter and six months ended June 30, 2000, however, the net underwriting loss increased to $2.9 million and $6.2 million, respectively, compared to $1.2 million and $2.2 million in the corresponding 1999 periods. The growth over the 1999 periods is a result of increased legal costs and premium audit costs, as well as an increase in the loss ratio on the Company's participation in its reinsurance treaty. Interest expense increased by $7.2 million for the six months ended June 30, 2000 over the corresponding 1999 period as a result of Endeavour interest of $1.9 million, interest on the bridge loan financing, offset in part by a reduction in debenture interest.

The effective tax rate was 7.3% in the quarter and 7.9% for the six months of 2000 compared to 8.2% and 9.0% in the corresponding 1999 periods. These effective tax rates were lower than the expected federal tax rate in the United States of 35% plus state income taxes due to increased earnings outside of the United States and the Company's investment in tax-exempt municipal securities, partially offset by state income taxes and foreign taxes.


LIQUIDITY AND CAPITAL RESOURCES

Total assets increased to $4.4 billion at June 30, 2000 from $4.0 billion at December 31, 1999. Assets held in separate accounts which are principally managed assets attributable to participants in the Company's IPC Programs accounted for approximately 17% of Total assets at June 30, 2000 and at December 31, 1999. Total Shareholders' equity increased to $367 million at June 30, 2000 from $358 million at December 31, 1999 primarily as a result of Net income in the period, less treasury shares purchased, dividends paid and the change in unrealized losses. Return on equity, before the extraordinary loss, was 12.8% for the first six months of 2000.

CASH FLOW

Cash flow from operations has historically provided the Company its principal source of liquidity. The Company produced a positive operating cash flow for the six months ended June 30, 2000 of $4.0 million.

Due to market conditions, the Company has decided to refinance its existing Bridge Loan with a bank syndicated Revolving Credit Facility, rather than offering Senior Notes. The refinancing is expected to close during the third quarter.

The company is involved in ongoing arbitration and litigation with two life insurance companies that wrote workers' compensation reinsurance for the Company, and in June 2000 commenced action against a number of Lloyd's syndicates and other companies on a series of related accident and health accounts (See Part II Item 1. Legal Proceedings). Paid losses owed by these reinsurers were approximately $38.0 million at June 30, 2000. The company currently expects to prevail in these disputes. These disputes have adversely affected the operating cash flow, however, cash flow still improved to $3.9 million for the second quarter and $4.0 million for the first half of 2000 as compared to negative $0.8 million and $19.3 million in the corresponding periods in 1999.

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

Forward-looking statements are inherently subject to risks and uncertainties. The Company cautions that factors which may cause the Company's results to differ materially from such forward-looking statements include, but are not limited to, the following: (a) changes in the level of competition in the reinsurance or primary insurance markets that adversely affect the volume or profitability of the Company's business, including the intensification of price competition, the entry of new competitors, existing competitors exiting the market, and the development of new products by new and existing competitors; (b) the failure by reinsurers, clients and others to meet their obligations to the Company; (c) changes in tax laws; (d) the inadequacy of our reserves; (e) changes in the demand for reinsurance, including changes in ceding companies' retentions, and changes in the demand for primary and excess and surplus lines insurance coverages; (f) the ability of the Company to execute its business strategies and its reliance on key personnel; and (g) adverse development on claims and claims expense liabilities related to business and the failure of clients, reinsurers or others to meet their obligations to the Company in connection with such losses.


ACQUISITIONS

The Company has entered into an agreement to acquire Valmet Group Ltd. ("Valmet"). Valmet is a leading independent fiduciary Company, providing trust and corporate services through offices in the Isle of Man, Amsterdam, Geneva, Gibraltar, Cyprus, Dublin and Mauritius. Valmet employs 122 people and in 1999 earned revenues of $12.3 million. The acquisition is expected to close in the third quarter of 2000 and is subject to a number of conditions, including regulatory approval.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         No material changes since December 31, 1999 Form 10-K.


PART II - OTHER INFORMATION



ITEM 1.  Legal proceedings

     In June 2000, the Company received a favorable award in connection with one of the three arbitrations that the Company has been engaged in against reinsurers who have withheld payment under reinsurance agreements with Legion. The Company continues to pursue additional arbitration proceedings with two life insurance companies that wrote workers' compensation reinsurance for the Company. These proceedings are being conducted in accordance with the arbitration provisions contained in the relevant reinsurance agreements and will be held before arbitration panels in Philadelphia. At June 30, 2000, the amount currently owing from these reinsurers for paid losses was approximately $7.6 million although this amount will increase if the reinsurers continue to withhold payment of reinsurance recoveries on future paid losses. These arbitrations are in the preliminary stages and, to date, none of the reinsurers has produced any evidence that causes the Company to believe it will not recover all amounts owing to it under the relevant agreements. In addition, in June 2000, Legion commenced an action in state court in Philadelphia against a number of Lloyd's syndicates and other companies who provided reinsurance on a series of related accident and health accounts. Paid losses owed by these reinsurers were approximately $30 million at June 30, 2000. The Company expects to prevail in these disputes and recover these amounts in full.

ITEM 4.  Submission of matters to a vote of Security Holders.

     The Company held its 2000 Annual General Meeting of Shareholders on May 16, 2000. The following are the results of voting on the various matters considered at the meeting:

     (i)  Election of Directors

     NOMINEE                   FOR              WITHHELD

     Roger E. Dailey           34,929,376       295,443
     David J. Doyle            34,893,455       331,364
     Arthur E. Engel           34,917,166       307,653
     Norman L. Rosenthal       34,931,766       293,053
     Joseph D. Sargent         34,907,855       316,964

     (ii)  Appointment of Ernst & Young as the Company's Auditors

     For:        35,175,200
     Against:        36,707
     Abstain:        12,912

ITEM 6.  Exhibits and Reports on Form 8-K

   A.  Exhibit 27 - Financial Data Schedules

   27.1  Current quarter ended Jun-30-2000

   B. Reports on Form 8-K. No reports on Form 8-K were filed during the three month period ended June 30, 2000.

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


                               MUTUAL RISK MANAGEMENT LTD.


                               ----------------------------------------------
                               James C. Kelly
                               Senior Vice President, Chief Financial Officer and Authorized Signatory

Date:  August 10, 2000

                               /s/ James C. Kelly
                               ----------------------------------------------
                               James C. Kelly

for conformed copy