Form 10-Q
period 2000-09-30
MUTUAL RISK MANAGEMENT LTD
filed 2000-11-13
CIK 826918

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[x] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2000.

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

                   BERMUDA                                           NOT APPLICABLE
-------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of                                      (I.R.S. Employer
incorporation or organization)                                       Identification No.)
                                                  44 Church Street,
                                               Hamilton HM 12, Bermuda
-------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip code)

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

               YES   [GRAPHIC OMITTED]   NO   [GRAPHIC OMITTED]

The number of outstanding shares of the registrant's Common Stock, $0.01 par value, as of September 30, 2000 was 41,229,920.

                          MUTUAL RISK MANAGEMENT LTD.

                                   I N D E X

Part I.   Financial Information:

     Item 1. Financial Statements:

          Unaudited Consolidated Statements of Income and Comprehensive Income
          for the quarter and nine month periods ended September 30, 2000 and
          1999                                                                                               3

          Unaudited Consolidated Balance Sheets at September 30, 2000
          and December 31, 1999                                                                              4

          Unaudited Consolidated Statements of Cash Flows for the
          nine month periods ended September 30, 2000 and 1999                                               5

          Unaudited Consolidated Statements of Changes in  Shareholders' Equity for
          the periods ended September 30, 2000 and December 31, 1999                                         6

          Notes to Unaudited Consolidated Financial Statements at
          September 30, 2000                                                                                 7-20

      Item 2. Management's Discussion and Analysis of Financial                                              21-25
                   Condition and Results of Operations

      Item 3. Quantitative and Qualitative Disclosures about                                                 26
                   Market Risk

PART II.  Other Information:

     Item 1. Legal Proceedings                                                                               26

     Item 6. Exhibits and Reports on Form 8-K                                                                26


Signatures                                                                                                   27

Exhibits


A.  Exhibits

     4.1 Senior Indenture, dated as of September 21, 2000, by and among Mutual Group Ltd., Mutual Risk Management Ltd. and The Chase Manhattan Bank, as trustee.

     4.2 First Supplemental Indenture, dated as of September 21, 2000, by and among Mutual Group Ltd., Mutual Risk Management Ltd. and The Chase Manhattan Bank, as trustee.

     4.3 Guarantee Agreement, dated as of September 21, 2000, by and among Mutual Risk Management Ltd., Mutual Group Ltd. and The Chase Manhattan Bank, as trustee.

     4.4 Common Securities Guarantee Agreement, dated as of September 21, 2000, by Mutual Group Ltd. and Mutual Risk Management Ltd.

     4.5 Amended and Restated Trust Agreement, dated as of September 21, 2000, of MRM Capital Trust I.

     10.1 Senior Note Purchase Agreement, dated as of September 21, 2000, by and between Mutual Group Ltd. and MRM Capital Trust I.

     10.2 Purchase Agreement, dated as of September 21, 2000, by and among MRM Capital Trust I, Mutual Group Ltd., Mutual Risk Management Ltd. and Intrepid Funding Master Trust.

     10.3 Remarketing and Contingent Purchase Agreement, dated as of September 21, 2000, by and among Mutual Group Ltd., Mutual Risk Management Ltd., MRM Capital Trust I and Banc of America Securities LLC.

     10.4 Forward Underwriting Agreement, dated as of September 21, 2000, by and between Banc of America Securities LLC and Mutual Risk Management Ltd.

     10.5 Subscription Agreement, dated as of September 21, 2000, by and between MRM Capital Trust I and Mutual Group Ltd.

     27.1       Financial Data Schedule

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME

                                                                Quarter ended September 30,    Nine months ended September 30,
                                                                  2000              1999            2000             1999
REVENUES
    Fee income                                               $  55,808,565    $  45,697,290    $ 151,518,726    $ 136,975,318
    Premiums earned                                             72,059,645       50,552,591      191,931,247      139,570,418
    Net investment income                                        9,182,578        8,555,846       30,292,827       25,219,284
    Realized capital losses                                       (204,163)      (2,194,823)      (2,167,959)      (3,224,397)
    Other income (losses)                                           38,033           12,483          641,045         (208,003)
                                                           ------------------------------------------------------------------
     Total Revenues                                            136,884,658      102,623,387      372,215,886      298,332,620
                                                           ------------------------------------------------------------------

EXPENSES
    Losses and loss expenses incurred                           56,616,816       48,131,182      132,696,400      115,923,720
    Acquisition costs                                           20,108,792       16,826,623       70,063,823       40,240,360
    Operating expenses                                          39,975,444       33,392,307      112,335,164       92,929,317
    Interest expense                                             4,339,701        1,537,445       14,637,156        4,660,791
    Other expenses                                               1,059,845          670,720        3,176,420        1,994,534
                                                           ------------------------------------------------------------------
    Total Expenses                                             122,100,598      100,558,277      332,908,963      255,748,722
                                                           ------------------------------------------------------------------

INCOME BEFORE INCOME TAXES, MINORITY
INTEREST AND EXTRAORDINARY LOSS                                 14,784,060        2,065,110       39,306,923       42,583,898
    Income taxes                                                 1,484,737       (3,300,523)       3,418,111          329,060
                                                           ------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST AND
EXTRAORDINARY LOSS                                              13,299,323        5,365,633       35,888,812       42,254,838
    Minority interest                                              (70,478)          (4,551)         565,257              424
                                                           ------------------------------------------------------------------

INCOME BEFORE EXTRAORDINARY LOSS                                13,228,845        5,361,082       36,454,069       42,255,262
   Extraordinary loss on extinguishment of debentures, net
   of tax                                                             --               --         (4,327,242)            --
                                                           ------------------------------------------------------------------
NET INCOME                                                      13,228,845        5,361,082       32,126,827       42,255,262
   Other comprehensive income, net of tax:
   Unrealized gains (losses) on investments, net of
   reclassification adjustment                                   3,667,104       (3,611,993)         614,987      (14,436,104)
                                                           ------------------------------------------------------------------
COMPREHENSIVE INCOME                                         $  16,895,949    $   1,749,089    $  32,741,814    $  27,819,158
                                                           ==================================================================

EARNINGS PER COMMON SHARE:
    Net income available to Common Shareholders:
    Basic EPS                                                $        0.32    $        0.12    $        0.78    $        0.98
                                                             =============    =============    =============    =============

    Diluted EPS                                              $        0.32    $        0.12    $        0.77    $        0.93
                                                             =============    =============    =============    =============

    Dividends per Common Share                               $        0.07    $        0.06    $        0.21    $        0.18
                                                             =============    =============    =============    =============

    Weighted average number of Common
    Shares outstanding - basic                                  41,177,527       43,583,086       41,189,407       43,214,037
                                                             =============    =============    =============    =============
     Weighted average number of Common
    Shares outstanding - diluted                                42,521,034    (a)44,452,265    (a)41,558,653       50,397,988
                                                             =============    =============    =============    =============

(a) Excludes the conversion of Convertible Debentures which have an anti-dilutive effect.

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                  UNAUDITED
                                                                                 SEPTEMBER 30,         DECEMBER 31,
                                                                                    2000                  1999
    ASSETS
    Cash and cash equivalents                                                 $   168,953,402      $   155,387,061
    Investments :
    Held in available for sale account at fair value
    (Amortized cost $403,404,882; 1999 - $466,858,482)                            389,082,742          451,921,349
                                                                              ---------------      ---------------
    Total marketable investments                                                  558,036,144          607,308,410



    Other investments                                                              36,183,847           28,425,474
    Investment income due and accrued                                               5,123,051            5,172,711
    Accounts receivable                                                           554,686,609          564,590,025
    Reinsurance receivables                                                     1,932,304,384        1,729,935,575
    Deferred expenses                                                              74,063,523           30,406,066
    Prepaid reinsurance premiums                                                  352,949,375          281,077,921
    Fixed assets                                                                   33,094,896           28,880,015
    Deferred tax benefit                                                           10,345,377            4,232,826
    Goodwill                                                                       50,953,593           52,924,459
    Other assets                                                                    7,096,555            6,829,547
    Assets held in separate accounts                                              787,408,051          693,390,317
                                                                              ---------------      ---------------
    Total Assets                                                              $ 4,402,245,405      $ 4,033,173,346
                                                                              ===============      ===============

LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
    Reserve for losses and loss expenses                                      $ 2,046,736,493      $ 1,860,120,483
    Reserve for unearned premiums                                                 445,025,593          335,265,056
    Pension fund reserves                                                          57,038,675           67,980,867
    Claims deposit liabilities                                                     27,598,216           27,923,901
    Accounts payable                                                              303,208,101          353,965,743
    Accrued expenses                                                               14,032,370           11,053,705
    Taxes payable                                                                  22,140,328           23,181,367
    Loans payable                                                                 220,000,000          117,000,000
    Other loans payable                                                             3,959,539            4,048,589
    Debentures                                                                     13,496,356          110,898,002
    Prepaid fees                                                                   63,100,708           58,025,464
    Other liabilities                                                              15,470,787           12,175,828
    Liabilities related to separate accounts                                      787,408,051          693,390,317
                                                                              ---------------      ---------------
      Total Liabilities                                                         4,019,215,217        3,675,029,322
                                                                              ---------------      ---------------

SHAREHOLDERS' EQUITY
    Common Shares - Authorized 180,000,000 (par value $0.01)
    Issued 41,229,920 (excluding 2,728,816 shares held in treasury
    1999 - issued 41,205,191, excluding 2,636,716 shares held in treasury             412,299              412,052
    Additional paid-in capital                                                    111,362,212          110,754,758
    Accumulated other comprehensive income (loss)                                 (14,322,140)         (14,937,127)
    Retained earnings                                                             285,577,817          261,914,341
                                                                              ---------------      ---------------
    Total Shareholders' Equity                                                    383,030,188          358,144,024
                                                                              ---------------      ---------------
    Total Liabilities & Shareholders' Equity                                  $ 4,402,245,405      $ 4,033,173,346
                                                                              ===============      ===============


     See Accompanying Notes to Unaudited Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                                        2000               1999
       Net income                                                                           $ 32,126,827   $  42,255,262
       Items not affecting cash:
          Depreciation                                                                         8,590,801       5,413,141
          Amortization of investments                                                           (600,989)       (454,717)
          Net loss on sale of investments                                                      2,211,228       3,607,825
          Other investment gains                                                                       -        (360,916)
          Amortization of debentures                                                           1,219,786       4,512,975
          Deferred tax benefit                                                                (6,112,551)        635,181
          Extraordinary loss on extinguishment of debentures                                   4,327,242               -
          Other items, net                                                                     1,516,290       1,522,817
       Net changes in non-cash balances relating to operations:

          Accounts receivable                                                                  9,903,416    (137,788,236)
          Reinsurance receivables                                                           (202,368,809)   (381,315,879)
          Investment income due and accrued                                                       49,660       1,500,930
          Deferred expenses                                                                  (45,281,001)     (7,097,207)
          Prepaid reinsurance premiums                                                       (71,871,454)    (57,479,816)
          Other assets                                                                          (267,008)     (2,121,864)
          Reserve for losses and loss expenses                                               186,616,010     396,945,597
          Prepaid fees                                                                         5,075,244       7,159,761
          Reserve for unearned premiums                                                      109,760,537      75,852,133
          Accounts payable                                                                   (50,757,642)     57,776,286
          Taxes payable                                                                       (1,041,039)        630,215
          Accrued expenses                                                                     2,978,665          82,392
          Other liabilities                                                                    3,482,071      (4,738,379)
                                                                                             -----------   -------------
       NET CASH (APPLIED TO) FROM OPERATING ACTIVITIES                                       (10,442,716)      6,537,501
                                                                                            ------------   -------------
       CASH FLOWS FROM INVESTING ACTIVITIES
          Proceeds from sale of investments - Available for sale                             336,290,601      71,891,067
          Proceeds from maturity of investments - Available for sale                          27,002,025      43,724,933
          Fixed assets purchased                                                             (12,940,674)    (11,646,663)
          Investments purchased - Available for sale                                        (301,449,272)   (105,698,261)
          Acquisitions and other investments                                                  (7,334,718)        (47,330)
          Proceeds from sale of other investments                                                      -         576,522
          Other items, net                                                                       165,917          47,417
                                                                                            ------------   -------------
       NET CASH FROM (APPLIED TO) INVESTING ACTIVITIES                                        41,733,879      (1,152,315)
                                                                                            ------------   -------------
       CASH FLOWS FROM FINANCING ACTIVITIES
          Loans received                                                                     320,000,000               -
          Loans repaid                                                                      (217,000,000)              -
          Other loans (repaid) received                                                          (89,050)        587,624
          Extinguishment of convertible debentures                                          (101,325,130)              -
          Proceeds from shares issued                                                            607,701      10,175,761
          Claims deposit liabilities                                                            (325,685)     (6,821,481)
          Pension fund reserves                                                              (10,942,192)     (9,956,511)
          Dividends paid                                                                      (8,650,466)     (8,604,959)
                                                                                            ------------   -------------
       NET CASH APPLIED TO FINANCING ACTIVITIES                                              (17,724,822)    (14,619,566)
                                                                                            ------------   -------------
          Net increase (decrease) in cash and cash equivalents                                13,566,341      (9,234,380)
          Cash and cash equivalents at beginning of period                                   155,387,061     117,422,652
                                                                                            ------------   -------------
       Cash and cash equivalents at end of period                                           $168,953,402   $ 108,188,272
                                                                                            ============   =============
       Supplemental cash flow information:
          Interest paid                                                                     $ 13,417,370   $     147,816
                                                                                            ============   =============
          Income taxes paid, net                                                            $  5,484,069   $   3,217,167
                                                                                            ============   =============

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

     UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                             Change in
                                                 Opening              Shares          Treasury Shares        Unrealized
                                                 Balance              Issued             Purchased          Gain (Loss)(1)
Nine Months Ended September 30, 2000
------------------------------------
Common Shares                                $    412,052         $       1,168         $        (921)         $        --
Additional paid-in capital                    110,754,758             1,993,559            (1,386,105)                  --
Accumulated other
   Comprehensive income (loss)                (14,937,127)                   --                    --              614,987
Retained earnings                             261,914,341                    --                    --                   --
                                             -----------------------------------------------------------------------------

Total Shareholders' Equity
at Sept. 30, 2000                            $358,144,024         $   1,994,727         $  (1,387,026)         $   614,987
                                             =============================================================================

Year Ended December 31, 1999
----------------------------

Common Shares                                $    422,056         $      16,363         $     (26,367)         $        --
Additional paid-in capital                    114,916,045            25,626,183           (29,787,470)                  --
Accumulated other
   Comprehensive income (loss)                  4,456,781                    --                    --          (19,393,908)
 Retained earnings                            223,371,116                    --                    --                   --
                                             -----------------------------------------------------------------------------

Total Shareholders' Equity
at December 31, 1999                         $343,165,998         $  25,642,546         $  29,813,837          (19,393,908)
                                             =============================================================================

                                                                     Common Share              Dividend of
                                               Net                    Dividends                  Acquired              Closing
                                             Income                  Declared (2)              Companies (3)           Balance

Nine Months Ended September 30, 2000
------------------------------------
Common Shares                             $        --               $         --                 $         --   $       412,299
Additional paid-in capital                         --                         --                           --       111,362,212
Accumulated other
      Comprehensive income (loss)                  --                         --                           --       (14,322,140)
Retained earnings                          32,126,827                 (8,463,351)                          --       285,577,817
                                          -------------------------------------------------------------------------------------

Total Shareholders' Equity
at Sept. 30, 2000                         $32,126,827               $ (8,463,351)                          --   $  383,030,188
                                          =====================================================================================


Year Ended December 31, 1999
----------------------------

Common Shares                             $        --               $          --                $         --           412,052
Additional paid-in capital                         --                          --                          --       110,754,758
Accumulated other
      Comprehensive income (loss)                  --                          --                          --       (14,937,127)
  Retained earnings                        50,438,032                 (11,003,871)                   (890,936)      261,914,341
                                          -------------------------------------------------------------------------------------

Total Shareholders' Equity
at December 31, 1999                      $50,438,032               $ (11,003,871)               $   (890,936)  $   358,144,024)
                                          ======================================================================================

(1)  Net of reclassification adjustment, net of tax (See Note 2).

(2) Dividend per share amounts were $0.21 and $0.25 for the nine months ended September 30, 2000 and the year ended December 31, 1999 respectively.

(3) Prior to the merger Captive Resources, Inc. paid dividends of $.51 in 1999, based on the equivalent number of Common Shares that would have been outstanding on the dividend dates after giving effect to the pooling of interests.

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2000


1. INTERIM ACCOUNTING POLICY

   In the opinion of management of the Company, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of operations and cash flows for the periods ended September 30, 2000 and 1999. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the quarter and nine months ended September 30, 2000 are not necessarily indicative of what operating results may be for the full year.

2. COMPREHENSIVE INCOME

Statement of Financial Accounting Standard 130 requires unrealized gains or losses on the Company's available for sale investments, to be included in Other comprehensive income.

                                         Quarter ended September 30, 2000        Nine Months ended September 30, 2000
(In thousands)                          Before tax             Net of tax       Before tax                 Net of  tax
                                          Amount      Tax        Amount           Amount        Tax           Amount
                                          ------      ---        ------           ------        ---           ------
Net unrealized gains (losses) on
 available for sale investments
 arising during the period                $3,457    $     9      $3,466           $(212)        $ 66           $(146)
Less: reclassification adjustment
 for gains realized in net income            210         (9)        201             827          (66)            761
                                          ------    -------      ------           -----         ----           -----

Other comprehensive income                $3,667    $     -      $3,667           $ 615         $  -           $ 615
                                          ======    =======      ======           =====         ====           =====

                                         Quarter ended September 30, 1999        Nine Months ended September 30, 1999
(In thousands)                          Before tax             Net of tax       Before tax                 Net of  tax
                                          Amount      Tax        Amount           Amount         Tax          Amount
                                          ------      ---        ------           ------         ---          ------
Net unrealized (losses) gains on
 available for sale investments
 arising during the period              $(6,864)    $1,259      $(5,605)         $(22,468)      $4,661       $(17,807)

Less: reclassification adjustment
 for losses realized in net income        2,215       (221)       1,994             3,608         (237)         3,371
                                        -------     ------      -------          --------       ------       --------

Other comprehensive income (loss)       $(4,649)    $1,038      $(3,611)         $(18,860)      $4,424       $(14,436)
                                        =======     ======      =======          ========       ======       ========

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

3. SEGMENT INFORMATION
   Selected information by operating segment is summarized in the chart below.

   Line of Business Financial Information

                                      Quarter ended September 30,     Nine Months ended September 30,
                                          2000          1999              2000              1999
   (In thousands)
Revenue
     Program Business                   $ 33,283      $ 26,806          $ 87,160           $ 75,761
     Corporate Risk Management            11,532        10,608            33,595             37,436
     Specialty Brokerage                   3,562         3,274            10,907              9,715
     Financial Services                    7,432         5,009            19,857             14,063
     Underwriting                         72,060        50,553           191,931            139,570
     Net investment income (1)             8,978         6,361            28,125             21,995
     Other                                    38            12               641               (207)
                                        --------      --------          --------           --------
     Total                              $136,885      $102,623          $372,216           $298,333
                                        ========      ========          ========           ========

Income before income taxes, minority interest and extraordinary loss

     Program Business                    $10,272      $  7,915          $ 24,554           $ 25,415
     Corporate Risk Management             2,943         2,964             8,562             14,064
     Specialty Brokerage                   1,043         1,074             3,245              3,866
     Financial Services                    1,575           352             3,835                701
     Underwriting                         (4,666)      (14,405)          (10,829)           (16,594)
     Net investment income (2)             4,639         4,824            13,488             17,334
     Other                                (1,022)         (659)           (3,548)            (2,202)
                                         -------      --------          --------           --------
     Total                               $14,784      $  2,065          $ 39,307           $ 42,584
                                        ========      ========          ========           ========

(1)  Net of realized capital gains and losses.
(2)  Net of realized capital gains and losses and interest expense.


  The subsidiaries' accounting records do not capture information by reporting segment sufficient to determine identifiable assets by such reporting segments.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

4.   EARNINGS PER COMMON SHARE

  The following table sets forth the computation of basic and diluted earnings per common share.

                                                                    Quarter ended September 30,   Nine months ended September 30,
                                                                        2000         1999              2000           1999
  (In thousands, except shares and earnings per share)

  Numerator
  Income before extraordinary loss                                   $    13,229   $     5,361       $    36,454     $    42,255

  Extraordinary loss on extinguishment of debentures, net of tax              -             -             (4,327)             -
                                                                     -----------------------------------------------------------

  Net income                                                              13,229         5,361            32,127          42,255
                                                                     -----------------------------------------------------------

  Numerator for basic earnings per common share -
  Net income available to common shareholders                             13,229         5,361            32,127          42,255
  Effect of dilutive securities:
  Conversion of Zero Coupon Convertible Exchangeable
     Subordinated Debentures                                                174             -                 -            4,513
                                                                     -----------------------------------------------------------
  Numerator for diluted earnings per common share -
  Net income available to common shareholders after assumed
      conversions                                                    $    13,403   $    5,361 (a)    $   32,127 (a)  $    46,768
                                                                     ===========================================================
  Denominator

  Denominator for basic earnings per common share -
  Weighted average shares                                             41,177,527    43,583,086        41,189,407      43,214,037
  Effect of dilutive securities:
  Stock options                                                          698,554       869,179           369,246       1,314,909
  Conversion of Zero Coupon Convertible Exchangeable
    Subordinated Debentures                                              644,953         -                 -           5,869,042
                                                                     -----------------------------------------------------------
  Denominator for diluted earnings per common share -
  Adjusted weighted average shares and assumed conversions            42,521,034    44,452,265 (a)    41,558,653 (a)  50,397,988
                                                                     ===========================================================

  Basic earnings per common share
  Income before extraordinary loss                                   $      0.32   $      0.12       $      0.88     $      0.98
  Extraordinary loss on extinguishment of debentures, net of tax              -             -        $     (0.10)             -
                                                                     -----------------------------------------------------------

  Basic earnings per common share                                    $      0.32   $      0.12       $      0.78     $      0.98
                                                                     ===========================================================

  Diluted earnings per common share
  Income before extraordinary loss                                   $      0.32   $      0.12       $      0.87     $      0.93
  Extraordinary loss on extinguishment of debentures, net of tax              -            -         $     (0.10)             -
                                                                     -----------------------------------------------------------

  Diluted earnings per common share                                  $      0.32   $      0.12       $      0.77     $      0.93
                                                                     ===========================================================



  (a) Excludes conversion of convertible debentures which have an anti-dilutive affect

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

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

The following unaudited financial information presents the condensed consolidating balance sheets of the Parent Company, Mutual Group and other subsidiaries as of September 30, 2000 and December 31, 1999 and condensed consolidating statements of income and cash flows for the periods ended September 30, 2000 and 1999. Investments in subsidiaries are accounted for on the equity method and accordingly, entries necessary to consolidate the Company, Mutual Group and all other subsidiaries are reflected in the eliminations column. This information should be read in conjunction with the consolidated financial statements and footnotes of the Parent Company. Certain balances have been reclassified from the Mutual Risk Management Ltd. Parent Company Only Financial Information presented in Item 14B Schedule II of Form 10-K/A for purposes of this condensed presentation.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

 5.    SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION  (continued)


             UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                             Parent        Mutual          Other
(In thousands)                                              Company         Group       Subsidiaries    Eliminations    Consolidated
Revenues
     Fee Income                                              $       -     $       -       $151,519      $        -      $  151,519
     Premiums earned                                                 -             -        191,931               -         191,931
     Net investment income                                       2,058           516         27,718               -          30,292
     Intercompany interest income                                    -             -         24,474         (24,474)              -
     Realized capital losses                                         -             -         (2,167)              -          (2,167)
     Other income                                                   92            30            519               -             641
     Equity in subsidiary earnings                              46,601        30,503              -         (77,104)              -
                                                            -----------------------------------------------------------------------
Total revenues                                                  48,751        31,049        393,994        (101,578)        372,216
                                                            -----------------------------------------------------------------------
Expenses
     Losses and loss expenses incurred                               -             -        132,696               -         132,696
     Acquisition costs                                               -             -         70,064               -          70,064
     Operating expenses                                            166           409        111,761               -         112,336
     Interest expense                                           12,131             -          2,506               -          14,637
     Intercompany interest expense                                   -        24,474              -         (24,474)              -
     Other expenses                                                  -             -          3,176               -           3,176
                                                            -----------------------------------------------------------------------
Total Expenses                                                  12,297        24,883        320,203         (24,474)        332,909
                                                            -----------------------------------------------------------------------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST
AND EXTRAORDINARY LOSS                                          36,454         6,166         73,791         (77,104)         39,307
     Income taxes                                                    -        (8,777)        12,195               -           3,418
INCOME BEFORE MINORITY INTEREST AND EXTRAORDINARY LOSS          36,454        14,943         61,596         (77,104)         35,889
     Minority interest                                               -             -            565               -             565
INCOME BEFORE EXTRAORDINARY LOSS                                36,454        14,943         62,161         (77,104)         36,454
     Extraordinary loss on extinguishment of
     debentures, net of tax                                     (4,327)            -              -               -          (4,327)
                                                            -----------------------------------------------------------------------
NET INCOME                                                   $  32,127     $  14,943       $ 62,161      $  (77,104)     $   32,127
                                                            =======================================================================

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

  5.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)


             UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                                       Parent     Mutual         Other
(In thousands)                                        Company     Group      Subsidiaries    Eliminations   Consolidated
Revenues
  Fee Income                                          $     -    $     -        $ 55,809        $      -       $ 55,809
  Premiums earned                                           -          -          72,059               -         72,059
  Net investment income                                 1,106        190           7,887               -          9,183
  Intercompany interest income                              -          -           8,146          (8,146)             -
  Realized capital losses                                   -          -            (204)              -           (204)
  Other income                                              -       (156)            194               -             38
  Equity in subsidiary earnings                        16,104     10,502               -         (26,606)             -
                                                     -------------------------------------------------------------------
Total revenues                                         17,210     10,536         143,891         (34,752)       136,885
                                                     -------------------------------------------------------------------

Expenses
  Losses and loss expenses incurred                         -          -          56,616               -         56,616
  Acquisition costs                                         -          -          20,109               -         20,109
  Operating expenses                                       63         82          39,831               -         39,976
  Interest expense                                      3,918          -             422               -          4,340
  Intercompany interest expense                             -      8,146               -          (8,146)             -
  Other expenses                                            -          -           1,060               -          1,060
                                                     -------------------------------------------------------------------
Total Expenses                                          3,981      8,228         118,038          (8,146)       122,101
                                                     -------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST       13,229      2,308          25,853         (26,606)        14,784
  Income taxes                                              -     (3,029)          4,514               -          1,485

INCOME BEFORE MINORITY INTEREST                        13,229      5,337          21,339         (26,606)        13,299
  Minority interest                                         -          -             (70)              -            (70)
                                                     -------------------------------------------------------------------

NET INCOME                                            $13,229    $ 5,337        $ 21,269        $(26,606)      $ 13,229
                                                     ===================================================================

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

  5.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)


             UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                       Parent     Mutual         Other
(In thousands)                                        Company     Group      Subsidiaries    Eliminations   Consolidated
Revenues
  Fee Income                                          $     -    $     -       $136,975        $      -       $136,975
  Premiums earned                                           -          -        139,570               -        139,570
  Net investment income                                  (114)       583         24,750               -         25,219
  Intercompany interest income                              -          -         15,300         (15,300)             -
  Realized capital losses                                   -        361         (3,585)              -         (3,224)
  Other income                                              -        (99)          (108)              -           (207)
  Equity in subsidiary earnings                        46,988      5,349              -         (52,337)             -
                                                     ------------------------------------------------------------------
Total revenues                                         46,874      6,194        312,902         (67,637)       298,333
                                                     ------------------------------------------------------------------

Expenses
  Losses and loss expenses incurred                         -          -        115,924               -        115,924
  Acquisition costs                                         -          -         40,240               -         40,240
  Operating expense                                       106        518         92,305               -         92,929
  Interest expense                                      4,513          -            148               -          4,661
  Intercompany interest expense                             -     15,300              -         (15,300)             -
  Other expenses                                            -          -          1,995               -          1,995
                                                     ------------------------------------------------------------------
Total Expenses                                          4,619     15,818        250,612         (15,300)       255,749
                                                     ------------------------------------------------------------------


INCOME BEFORE INCOME TAXES AND MINORITY INTEREST       42,255     (9,624)        62,290         (52,337)        42,584
  Income taxes                                              -     (4,088)         4,417               -            329

INCOME BEFORE MINORITY INTEREST                        42,255     (5,536)        57,873         (52,337)        42,255
  Minority interest                                         -          -              -               -              -
                                                     ------------------------------------------------------------------
NET INCOME                                            $42,255    $(5,536)      $ 57,873        $(52,337)      $ 42,255
                                                     ==================================================================

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

  5.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                                       Parent      Mutual        Other
(In thousands)                                        Company      Group     Subsidiaries   Eliminations   Consolidated
Revenues
  Fee Income                                           $    -     $     -       $ 45,697       $      -       $ 45,697
  Premiums earned                                           -           -         50,553              -         50,553
  Net investment income                                  (682)        218          9,020              -          8,556
  Intercompany interest income                              -           -          5,100         (5,100)             -
  Realized capital losses                                   -           -         (2,195)             -         (2,195)
  Other income                                              -         (55)            67              -             12
  Equity in subsidiary earnings                         7,563        (563)             -         (7,000)             -
                                                     ------------------------------------------------------------------
Total revenues                                          6,881        (400)       108,242        (12,100)       102,623
                                                     ------------------------------------------------------------------

Expenses
  Losses and loss expenses incurred                         -           -         48,131              -         48,131
  Acquisition costs                                         -           -         16,827              -         16,827
  Operating expense                                        36          64         33,292              -         33,392
  Interest expense                                      1,484           -             53              -          1,537
  Intercompany interest expense                             -       5,100              -         (5,100)             -
  Other expenses                                            -           -            671              -            671
                                                     ------------------------------------------------------------------
Total Expenses                                          1,520       5,164         98,974         (5,100)       100,558
                                                     ------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST                                       5,361      (5,564)         9,268         (7,000)         2,065
Income taxes                                                -      (2,167)        (1,134)             -         (3,301)

INCOME BEFORE MINORITY INTEREST                         5,361      (3,397)        10,402         (7,000)         5,366
  Minority interest                                         -           -             (5)             -             (5)
                                                     ------------------------------------------------------------------
NET INCOME                                             $5,361     $(3,397)      $ 10,397       $ (7,000)      $  5,361
                                                     ==================================================================

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

  5.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                              SEPTEMBER 30, 2000

                                                       Parent      Mutual        Other
(In thousands)                                        Company      Group     Subsidiaries   Eliminations   Consolidated
ASSETS
  Cash and cash equivalents                           $  5,575    $ (4,237)    $  167,615     $       -     $  168,953
  Investments                                           12,153           -        376,930             -        389,083
  Other investments                                          -         297         35,887             -         36,184
  Investments in and advances to subsidiaries
   and affiliates, net                                 447,667     363,173       (574,342)     (236,498)             -
  Accounts receivable                                        -          39        554,648             -        554,687
  Reinsurance receivables                                    -           -      1,932,304             -      1,932,304
  Prepaid reinsurance premiums                               -           -        352,949             -        352,949
  Fixed assets                                               -           -         33,095             -         33,095
  Deferred tax benefit                                       -           -         11,420        (1,075)        10,345
  Taxes receivable                                           -      14,581              -       (14,581)             -
  Other assets                                           1,288       3,535        132,414             -        137,237
  Assets held in separate accounts                           -           -        787,408             -        787,408
                                                     ------------------------------------------------------------------
Total Assets                                          $466,683    $377,388     $3,810,328     $(252,154)    $4,402,245
                                                     ==================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Reserve for losses and loss expenses                $      -    $      -     $2,046,736     $       -     $2,046,736
  Reserve for unearned premiums                              -           -        445,026             -        445,026
  Pension fund reserves                                      -           -         57,039             -         57,039
  Claims deposit liabilities                                 -           -         27,598             -         27,598
  Accounts payable                                           -           -        303,208             -        303,208
  Accrued expenses                                         157         655         13,220             -         14,032
  Taxes payable                                              -           -         36,721       (14,581)        22,140
  Loans payable                                         70,000     150,000              -             -        220,000
  Other loans payable                                        -           -          3,960             -          3,960
  Prepaid fees                                               -           -         63,101             -         63,101
  Debentures                                            13,496           -              -             -         13,496
  Deferred tax liability                                     -       1,075              -        (1,075)             -
  Other liability                                            -           -         15,471             -         15,471
  Liabilities related to separate accounts                   -           -        787,408             -        787,408
                                                     ------------------------------------------------------------------
Total liabilities                                       83,653     151,730      3,799,488       (15,656)     4,019,215
                                                     ------------------------------------------------------------------

SHAREHOLDERS' EQUITY                                   383,030     225,658         10,840      (236,498)       383,030
                                                     ------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $466,683    $377,388     $3,810,328     $(252,154)    $4,402,245
                                                     ==================================================================

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

  5.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION  (continued)

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 1999


                                                       Parent    Mutual      Other
(In thousands)                                        Company    Group    Subsidiaries   Eliminations   Consolidated
ASSETS
  Cash and cash equivalents                           $  6,722  $  1,019    $  147,646             $-     $  155,387
  Investments                                            9,665         -       442,256              -        451,921
  Other investments                                      1,006       474        26,945              -         28,425
  Investments in and advances to subsidiaries and
   affiliates, net                                     566,724   244,693      (428,022)      (383,395)             -
  Accounts receivable                                        -       906       563,684              -        564,590
  Reinsurance receivables                                    -         -     1,729,936              -      1,729,936
  Prepaid reinsurance premiums                               -         -       281,078              -        281,078
  Fixed assets                                               -         -        28,880              -         28,880
  Deferred tax benefit                                       -         -         5,308         (1,075)         4,233
  Other assets                                           2,319        26        92,988              -         95,333
  Assets held in separate accounts                           -         -       693,390              -        693,390
                                                    ----------------------------------------------------------------
Total Assets                                          $586,436  $247,118    $3,584,089      $(384,470)    $4,033,173
                                                    ================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Reserve for losses and loss expenses                      $-        $-    $1,860,120             $-     $1,860,120
  Reserve for unearned premiums                              -         -       335,265              -        335,265
  Pension fund reserves                                      -         -        67,981              -         67,981
  Claims deposit liabilities                                 -         -        27,924              -         27,924
  Accounts payable                                         394       247       353,325              -        353,966
  Accrued expenses                                           -         -        11,054              -         11,054
  Taxes payable                                              -         -        23,181              -         23,181
  Bridging loan                                        117,000         -             -              -        117,000
  Other loans payable                                        -         -         4,049              -          4,049
  Prepaid fees                                               -         -        58,025              -         58,025
  Debentures                                           110,898         -             -              -        110,898
  Deferred tax liability                                     -     1,075             -         (1,075)             -
  Other liability                                            -         -        12,176              -         12,176
  Liabilities related to separate accounts                   -         -       693,390              -        693,390
                                                    ----------------------------------------------------------------
Total liabilities                                      228,292     1,322     3,446,490         (1,075)     3,675,029
                                                    ----------------------------------------------------------------
SHAREHOLDERS' EQUITY                                   358,144   245,796       137,599       (383,395)       358,144
                                                    ----------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $586,436  $247,118    $3,584,089      $(384,470)    $4,033,173
                                                    ================================================================

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

 5.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION  (continued)

                   UNAUDITED CONDENSED CONSOLIDATED CASH FLOW
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                              Parent      Mutual        Other
(In thousands)                                               Company      Group     Subsidiaries   Consolidated
CASH FLOWS (APPLIED TO) FROM OPERATING ACTIVITIES
                                                            $  (9,756)  $ (39,688)     $  39,001      $ (10,443)
                                                          -----------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of investment - available for sale              -           -        336,291        336,291
 Proceeds from maturity of investment - available for sale          -           -         27,002         27,002
 Fixed asset purchases                                              -           -        (12,941)       (12,941)
 Investments purchased - available for sale                    (2,454)          -       (298,995)      (301,449)
 Acquisitions and other investments                                 -           -         (7,335)        (7,335)
 Proceeds from other investments                                    -           -              -              -
 Other items                                                        -           -            166            166
 Investments in and advances to subsidiaries and
  affiliates, net                                             167,430    (115,568)       (51,862)             -
                                                          -----------------------------------------------------
NET CASH FROM (APPLIED TO) INVESTING ACTIVITIES               164,976    (115,568)        (7,674)        41,734
                                                          -----------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Loans received                                               170,000     150,000              -        320,000
 Loans repaid                                                (217,000)          -              -       (217,000)
 Other loans received                                               -           -            (90)           (90)
 Extinguishment of convertible debentures                    (101,325)          -              -       (101,325)
 Proceeds from shares issued                                      608           -              -            608
 Claims deposit liabilities                                         -           -           (326)          (326)
 Pension fund reserves                                              -           -        (10,942)       (10,942)
 Dividends paid                                                (8,650)          -              -         (8,650)
                                                          -----------------------------------------------------
NET CASH FROM (APPLIED TO) FINANCING ACTIVITIES              (156,367)    150,000        (11,358)       (17,725)
                                                          -----------------------------------------------------
  Net (decrease) increase in cash and cash equivalents         (1,147)     (5,256)        19,969         13,566
  Cash and cash equivalents at beginning of year                6,722       1,019        147,646        155,387
                                                          -----------------------------------------------------
  Cash and cash equivalents at end of year                  $   5,575   $  (4,237)     $ 167,615      $ 168,953
                                                          =====================================================

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

 5.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION  (continued)


                       CONDENSED CONSOLIDATED CASH FLOW
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999


(In thousands)                                              Parent        Mutual        Other
                                                            Company       Group     Subsidiaries   Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES                        $  (100)     $(11,820)     $  18,458      $   6,538
                                                            ---------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of investment - available for sale            -             -         71,891         71,891
 Proceeds from maturity of investment - available for sale        -             -         43,725         43,725
 Fixed asset purchases                                            -             -        (11,647)       (11,647)
 Investments purchased - available for sale                     (35)            -       (105,663)      (105,698)
 Acquisitions and other investments                               -             -            (47)           (47)
 Proceeds from other investments                                  -             -            577            577
 Other items                                                      -             -             47             47
 Investments in and advances to subsidiaries and
  affiliates, net                                            (2,474)       12,843        (10,369)             -
                                                            ---------------------------------------------------

NET CASH FROM (APPLIED TO) INVESTING ACTIVITIES              (2,509)       12,843        (11,486)        (1,152)
                                                            ---------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Other loans received                                             -             -            588            588
 Extinguishment of convertible debentures                         -             -              -              -
 Proceeds from shares issued                                 10,176             -              -         10,176
 Claims deposit liabilities                                       -             -         (6,823)        (6,823)
 Pension fund reserves                                            -             -         (9,957)        (9,957)
 Dividends paid                                              (7,714)            -           (891)        (8,605)
                                                            ---------------------------------------------------

NET CASH FROM (APPLIED TO) FINANCING ACTIVITIES               2,462             -        (17,083)       (14,621)
                                                            ---------------------------------------------------
  Net (decrease) increase in cash and cash equivalents         (147)        1,023        (10,111)        (9,235)
  Cash and cash equivalents at beginning of year                689         1,872        114,862        117,423
                                                            ---------------------------------------------------
  Cash and cash equivalents at end of year                  $   542      $  2,895      $ 104,751      $ 108,188
                                                            ===================================================

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

6.  LOANS PAYABLE

During September 2000, as part of its overall refinancing, the Company entered into two separate agreements that together provided $220 million of total financing. The first agreement is a $180 million revolving credit facility with a syndicate of commercial banks (the "credit facility"). The second agreement is a private placement of $40 million of Auction Rate Reset Preferred Securities (the "Rhino Preferred Securities"). The proceeds of these agreements were used to retire $217 million of outstanding indebtedness under the bridging loan agreement (the "bridging loan") the Company had in place with various financial institutions.

Credit Facility and Bridging Loan

Interest rates on the credit facility are based on LIBOR plus 95 basis points. The credit facility agreement contains certain financial covenants, including the requirement that the Company's total consolidated indebtedness to total capital ratio shall not exceed 0.45:1 during the first 18 months of facility and 0.40:1 thereafter. Shareholders' equity, as calculated in accordance with U.S. GAAP, shall be greater than the sum of $325 million plus 50% of cumulative positive net income post June 30, 2000. For these purposes, Shareholders' equity excludes any unrealized gains or losses on the Company's investment portfolio.

Prior to the refinancing, the Company had in place $217 million of outstanding indebtedness under the bridging loan with various financial institutions. Interest rates on the bridging loan were based on LIBOR plus 75 basis points.

At September 30, 2000 the Company had $180 million outstanding under the credit facility. The Company was in compliance with all the covenants of the credit facility as at September 30, 2000. Interest payments on the credit facility and the bridging loan totaled $10.7 million for the nine month period ended September 30, 2000. The repayment of the credit facility has been guaranteed by the Company and Mutual Group Ltd., a U.S. subsidiary of the Company.

Rhino Preferred Securities

During September 2000, MRM Capital Trust I, a Delaware statutory business trust (the "Trust"), sold in a private placement $40 million of Rhino Preferred Securities. All of the common securities of the Trust are owned by Mutual Group Ltd.

The Rhino Preferred Securities mature on September 21, 2003. Distributions on the Rhino Preferred Securities are payable quarterly at LIBOR plus 150 basis points, adjusted quarterly. If the trading price of Mutual Risk Management's Common Shares declines to 65 percent of the closing price of the Common Shares on September 21, 2000, or $13.50 per Common Share, the holders of a majority of the Rhino Preferred Securities will have the option to require Banc of America Securities LLC as the Remarketing Agent to remarket the Rhino Preferred Securities. If remarketed, the maturity of the remarketed securities will be reset as the later of September 21, 2002, or one year from the date on which the remarketed securities are issued. The coupon will be reset pursuant to a bid process to value the remarketed securities at 100.25 percent of the face amount thereof. If Banc of America were unable to remarket the securities, the holders of a majority of the Rhino Preferred Securities would have the right to require Mutual Group Ltd. to repurchase them at a purchase price equal to the face amount of the securities plus accrued and unpaid distributions. These obligations are guaranteed by the Company. The Company's Common Shares did not trade below the trigger price described above during the quarter ended September 30, 2000.

The sole assets of the Trust consist of $41.24 million principal amount of Auction Rate Reset Subordinated Notes Series A (the "Subordinated Notes") issued by Mutual Group Ltd. The Subordinated Notes mature on September 21, 2003. Interest on the Subordinated Notes is payable quarterly at LIBOR plus 150 basis points. If under certain circumstances the Trust is dissolved and the holders of the Rhino Preferred Securities directly hold the Subordinated Notes, then the remarketing provisions described above will be applicable to the Subordinated Notes.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

In connection with the issuance of the Rhino Preferred Securities, the Company has agreed with Banc of America Securities LLC to use its reasonable best efforts to complete one or more firm commitment underwritings with an aggregate public offering price of $40 million on or before June 21, 2003. The Company has agreed to commence the necessary action to file and maintain an effective shelf registration statement with availability for the issuance of up to $40 million of Common Shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the Quarter and Nine Months Ended September 30, 2000 and 1999

The results of operations for the quarter ended September 30, 2000 reflect strong growth in Fee income across all of our business segments, improved profit margins and a significant increase in Net income. However, comparisons to the prior year nine months continue to reflect the decline in operating results that took place in the 1999 third quarter. Net income available to common shareholders was $32.1 million or $0.77 per Common Share on a diluted basis for the nine months ended September 30, 2000, as compared to $42.3 million or $0.93 per diluted share in the corresponding period in 1999, as shown in the tables below.


TABLE 1 - EARNINGS PER SHARE

                                                                    Third Quarter to September 30,
                                                             2000                                   1999
                                                 ------------------------------         -------------------------
                                                                    ($ thousands except per share data)

                                                               PER                                PER
                                                          COMMON SHARE                        COMMON SHARE
                                                          ------------                        ------------

                                                      Basic         Diluted                Basic       Diluted
Net income available to
Common Shareholders                    $13,229       $  0.32       $  0.32      $ 5,361    $  0.12     $  0.12
                                       =======       =======       =======      =======    =======     =======
Average number of
shares outstanding (000's)                            41,178        42,521                  43,583      44,452 (a)
                                                      ------        ------                  ------      ------


                                                                    Nine Months ended September 30,
                                                              2000                                1999
                                              -----------------------------------      ------------------------------
                                                                 ($ thousands except per share data)

                                                          PER                                         PER
                                                      COMMON SHARE                                COMMON SHARE
                                                      ------------                                ------------

                                                  Basic           Diluted                      Basic         Diluted
Income before Extraordinary loss    $36,454      $  0.88         $ 0.87         $42,255      $  0.98        $  0.93
Extraordinary loss (b)               (4,327)       (0.10)         (0.10)              -        (0.00)         (0.00)
                                    -------      -------         ------         -------      -------        -------
Net income available to
  Common Shareholders               $32,127      $  0.78         $ 0.77         $42,255      $  0.98        $  0.93
                                    =======      =======         ======         =======      =======        =======

Average number of
  shares outstanding (000's)                      41,189         41,559 (a)                   43,214         50,398
                                                 -------         ------                      -------        -------

(a) Excludes the conversion of Convertible Debentures which have an anti-dilutive effect.
(b)  Extraordinary loss on extinguishment of Convertible Debentures, net of tax.

Total revenues amounted to $136.9 million and $372.2 million for the quarter and nine months ended September 30, 2000, representing increases of 33% and 25% over the corresponding 1999 periods. Table II shows the major components of Revenues for these periods.

TABLE II - REVENUES

                                                         Periods to September 30,
                                                            (In thousands)

                                          Third Quarter                             Nine Months
                              2000            1999       Increase        2000          1999       Increase
                              ----            ----       --------        ----          ----        --------
Fee income                  $ 55,809          45,697         22%       $151,519      $136,975         11%
Premiums earned               72,060          50,553         43%        191,931       139,570         38%
Net investment income          9,182           8,556          7%         30,293        25,219         20%
Realized capital losses         (204)         (2,195)        91%         (2,168)       (3,224)        33%
Other income (losses)             38              12         NM             641          (207)        NM
                            --------        --------                   --------      --------

Total                       $136,885        $102,623         33%       $372,216      $298,333         25%
                            ========        ========                   ========      ========

Fee income grew by 22% in the third quarter to $55.8 million and 11% to $151.5 million for the first nine months of 2000, as compared to $45.7 million and $137.0 million, respectively, in 1999.

SEGMENT ANALYSIS

     The components of Fee income by business segment are illustrated in Table III.

TABLE III - FEE INCOME BY BUSINESS SEGMENT

                                              Periods to September 30,
                                                     (In thousands)

                                  Third Quarter                            Nine Months
                              2000            1999        Increase       2000          1999       Increase
                              ----            ----        --------       ----          ----       --------
Program business fees       $ 33,283        $ 26,806         24%       $ 87,160      $ 75,761         15%
Corporate risk
  management fees             11,532          10,608          9%         33,595        37,436        (10%)
Specialty brokerage fees       3,562           3,274          9%         10,907         9,715         12%
Financial services fees        7,432           5,009         48%         19,857        14,063         41%
                            --------        --------                   --------      --------

Total                       $ 55,809        $ 45,697         22%       $151,519      $136,975         11%
                            ========        ========                   ========      ========

Program Business

Program Business involves replacing traditional insurers and acting as a conduit between producers of specialty books of business and reinsurers wishing to write that business. The segment accounted for 60% of total Fee income in the quarter and 58% for the nine months of 2000 compared to 59% and 55% in the corresponding 1999 periods. Fees from Program Business increased 24% in the third quarter to $33.3 million and 15% to $87.2 million for nine months as compared to $26.8 million and $75.8 million, respectively, in 1999. This resulted primarily from the growth of existing programs due to premium increases and decreased competition. Profit margins were 31% for the quarter and 28% for the nine months of 2000, compared to 30% and 34% for the corresponding periods of 1999. Margins in Program Business have been adversely affected by provisions relating to terminated programs, of $29 million, pre-tax, at September 30, 2000. This represents an increase of $7 million since December 31, 1999. In October 2000 the Company received a demand from a ceding insurer seeking payment on claims that arose under a terminated property program in which the Company acted as both a policy issuing company and a reinsurer. The provisions referred to in this paragraph include $4.5 million related to this program. The program in question involved a large number of insurers and reinsurers and the Company is continuing to investigate the facts surrounding the alleged claims and as of the date of this filing the Company has not determined its likely exposure.

Corporate Risk Management

Corporate Risk Management, the Company's original business segment, involves providing services to businesses and associations seeking to insure a portion of their risk in a loss sensitive Alternative Market structure. This segment accounted for 20% of total Fee income in the third quarter and 22% for the nine months of 2000, down from 23% and 28% in the corresponding 1999 periods. Corporate Risk Management fees increased by 9% in the third quarter to $11.5 million aided by changes in market conditions, but decreased by 10% for the nine months to $33.6 million. Profit margins were 26% in the third quarter and 25% for the nine months of 2000, compared to 28% and 38% in 1999. The Company continues to expect that a firming of prices generally will continue to improve the sale of Corporate Risk Management accounts and fees. This was reflected in strong unit sales in the month of October 2000.

Specialty Brokerage

The Company's Specialty Brokerage business segment provides access to Alternative Risk Transfer insurers and reinsurers in Bermuda and Europe. The segment produced $3.6 million of total Fee income in the third quarter and $10.9 million in the nine months of 2000, representing 7% of total Fee income in both the third quarter and nine months of 2000. Specialty Brokerage fees grew by 9% in the third quarter and 12% in the nine months of 2000 as a result of increased business placed in Bermuda and London. Profit margins decreased to 29% in the third quarter, and to 30% for the nine months, from 33% and 40% in the corresponding 1999 periods as a result of increased operating expenses.

Financial Services

The Financial Services business segment provides administrative services to offshore mutual funds and other companies, offers a proprietary family of mutual funds as well as asset accumulation life insurance products for the high net worth market and provides trust and private client services. The segment accounted for 13% of total Fee income for both the third quarter and nine months of 2000. Fees from Financial Services increased in the quarter by 48% to $7.4 million, and by 41% to $19.9 million for the nine months, primarily as a result of an increase in mutual fund assets under administration which exceeded $31 billion at September 30, 2000. Profit margins in the Financial Services segment have been adversely affected since 1998 by the previously announced revised executive incentive plan and staff expansion costs to service new business, but increased to 21% in the third quarter and 19% for the nine months of 2000, as compared to 7% and 5% in the corresponding 1999 periods. Excluding the effect of the revised executive incentive plan, which will end in December 2000, the profit margins in this segment would have been 24% for the quarter and 23% for the nine months as compared to 17% and 16% for the corresponding 1999 periods.

Investment Income

Gross investment income increased by $7.2 million or 27% to $33.8 million in the nine months of 2000 over the corresponding 1999 period. Net investment income increased by 7% to $9.2 million in the third quarter and by 20% to $30.3 million for the nine months. Investment yields were 7.4% in the third quarter and 8.0% for the nine months of 2000 as compared to 6.0% and 6.8% in 1999. The nine month increase includes $3.7 million of investment income from a special purpose entity, Endeavour Real Estate Securities Ltd. ("Endeavour") recorded in the first quarter of 2000. In the second quarter of 2000, the ownership structure of Endeavour was changed so that it is no longer consolidated on a line by line basis, but is accounted for on an equity basis.

TABLE IV - EXPENSES

                                                   Periods to September 30,
                                                        (In thousands)

                                    Third Quarter                           Nine Months
                                 2000         1999        Increase        2000         1999      Increase
                                 ----         ----        --------        ----         ---       --------
Operating expenses            $ 39,975      $ 33,392         20%        $112,335     $ 92,929        21%
Total insurance costs           76,726        64,958         18%         202,760      156,164        30%
Interest expense                 4,340         1,537        182%          14,637        4,661       214%
Other expenses                   1,060           671         58%           3,177        1,995        59%
                              --------      --------                    --------     --------

Total                         $122,101      $100,558         21%        $332,909     $255,749        30%
                              ========      ========                    ========     ========

Operating expenses increased 20% to $40.0 million for the quarter, compared to $33.4 million in the third quarter of last year, and increased 21% to $112.3 million for the nine months of 2000, compared to $92.9 million in 1999. The increase in Operating expenses is attributable to growth in personnel and other expenses to service the Company's business, the effect of recent acquisitions and $0.9 million of Operating expenses from Endeavour recorded in the first quarter of 2000.

The fluctuations in Total insurance costs are the direct result of the fluctuations in Premiums earned. The underwriting loss declined to $4.7 million for the quarter and $10.8 million for the nine months of 2000, as compared to $14.4 million and $16.6 million in 1999. However, the 1999 amounts include a provision related to net losses incurred on a number of terminated programs of $12.3 million, pre-tax. The 2000 underwriting loss includes legal expenses related to reinsurance disputes and increased payroll audit expenses. Interest expense increased by $10.0 million for the nine months of 2000 over the corresponding 1999 period as a result of increased debt, higher interest rates and Endeavour interest, offset in part by a reduction in debenture interest.

The effective tax rate was 10% in the quarter and 8.7% for the nine months compared to (159.8%) and 0.8% in the corresponding 1999 periods. These effective rates were lower than the expected federal tax rate in the United States of 35% plus state income taxes due to increased earnings outside of the United States and the Company's investments in tax-exempt municipal securities, partially offset by state income taxes and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

Total assets increased to $4.4 billion at September 30, 2000 from $4.0 billion at December 31, 1999. Assets held in separate accounts, which are principally managed assets attributable to participants in the Company's IPC Programs, accounted for approximately 18% of Total assets at September 30, 2000 and 17% at December 31, 1999. Total Shareholders' equity increased to $383 million at September 30, 2000 from $358 million at December 31, 1999 primarily as a result of Net income in the nine months, offset by the payment of dividends. Return on equity, before the extraordinary loss, was 13.1% for the first nine months of 2000.

CASH FLOW

During the third quarter, the Company completed the refinancing of its former bridge loan facility. Amounts outstanding under the bridge loan facility were refinanced through $180 million, three year syndicated bank facility and by a private placement of $40 million of 33-month floating rate trust preferred securities, known as Rhinos, with a trust organized by Banc of America Securities LLC.

As of September 30, 2000, the Company was involved in arbitration and litigation to collect balances due from a number of companies and Lloyd's syndicates that are disputing their obligations to the Company. The Company has paid $47 million in claims on this business for which it has not received reimbursement. To date, reinsurers have failed to supply any specific facts to support their non-payment of claims and the Company expects to recover the amounts owed, in full. One accident and health program accounts for $35 million, or 75%, of the total un-reimbursed paid claims. There were five such disputes at the end of the third quarter, as compared to four at the end of the second quarter of 2000. These disputes have adversely affected the operating cash flow, which was negative $14.4 million for the third quarter and $10.4 million for the nine months of 2000 as compared to positive $25.9 million and $6.5 million in 1999.

The Company believes that funds generated from operations and available credit will be sufficient to finance its current operations and to make payments under its debt facilities.

ACQUISITIONS

In October, the Company announced the acquisition of certain entities associated with the American Psychiatric Association's professional liability program. The entities acquired include a Barbados insurance company, an onshore risk retention group and Professional Risk Management Services, Inc. (PRMS), a Virginia based managing general agent with special expertise in behavioral health-care liability and risk management. PRMS is responsible for the marketing, underwriting and claims administration associated with the professional liability program. Legion Insurance Company has been the program's primary insurance carrier since 1988 and will continue to issue coverage for the program.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     No material changes since December 31, 1999 Form 10-K.



PART II - OTHER INFORMATION



ITEM 1.  Legal proceedings

     For a discussion of legal disputes between the Company and certain of its reinsurers see Item 2. Management's Discussion and Analysis.


ITEM 6.  Exhibits and Reports on Form 8-K

   A.  Exhibits

     4.1 Senior Indenture, dated as of September 21, 2000, by and among Mutual Group Ltd., Mutual Risk Management Ltd. and The Chase Manhattan Bank, as trustee.

     4.2 First Supplemental Indenture, dated as of September 21, 2000, by and among Mutual Group Ltd., Mutual Risk Management Ltd. and The Chase Manhattan Bank, as trustee.

     4.3 Guarantee Agreement, dated as of September 21, 2000, by and among Mutual Risk Management Ltd., Mutual Group Ltd. and The Chase Manhattan Bank, as trustee.

     4.4 Common Securities Guarantee Agreement, dated as of September 21, 2000, by Mutual Group Ltd. and Mutual Risk Management Ltd.

     4.5 Amended and Restated Trust Agreement, dated as of September 21, 2000, of MRM Capital Trust I.

     10.1 Senior Note Purchase Agreement, dated as of September 21, 2000, by and between Mutual Group Ltd. and MRM Capital Trust I.

     10.2 Purchase Agreement, dated as of September 21, 2000, by and among MRM Capital Trust I, Mutual Group Ltd., Mutual Risk Management Ltd. and Intrepid Funding Master Trust.

     10.3 Remarketing and Contingent Purchase Agreement, dated as of September 21, 2000, by and among Mutual Group Ltd., Mutual Risk Management Ltd., MRM Capital Trust I and Banc of America Securities LLC.

     10.4 Forward Underwriting Agreement, dated as of September 21, 2000, by and between Banc of America Securities LLC and Mutual Risk Management Ltd.

     10.5 Subscription Agreement, dated as of September 21, 2000, by and between MRM Capital Trust I and Mutual Group Ltd.

     27.1       Financial Data Schedule

   B.  Reports on Form 8-K.    No reports on Form 8-K were filed during the
       three month period ended September 30, 2000.

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

Date: 13/th/ November, 2000