Form 10-K
period 2000-12-31
MUTUAL RISK MANAGEMENT LTD
filed 2001-04-02
CIK 826918

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2000

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

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
      Title of Each Class                                on Which Registered
      -------------------                              -----------------------
        Common Shares,                                 New York Stock Exchange
        $.01 par value.

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   At March 16, 2001 the registrant had outstanding 41,617,329 Common Shares, the only class of registrant's common stock outstanding, and the aggregate market value of voting stock held by non-affiliates at such date was $289,240,437 (based on the closing price of such Common Shares of $6.95 on March 16, 2001, as reported on the New York Stock Exchange, Inc., composite listings).

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of registrant's Proxy Statement Circular relating to its Annual General Meeting of Shareholders scheduled to be held on May 16, 2001, are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           MUTUAL RISK MANAGEMENT LTD

                               TABLE OF CONTENTS

 Item                                                                      Page
 ----                                                                      ----
                                    PART I


 1.   Business..........................................................     3
 2.   Properties........................................................    18
 3.   Legal Proceedings.................................................    18
 4.   Submission of Matters to a Vote of Security Holders...............    19


                                    PART II

 5.   Market for Common Shares and Related Stockholder Matters..........    21
 6.   Selected Consolidated Financial Data..............................    22
         Management's Discussion and Analysis of Financial Condition and
 7.   Results of Operations.............................................    23
 7A.  Quantitative and Qualitative Disclosures about Market Risk........    33
 8.   Financial Statements and Supplementary Data.......................    33
         Changes in and Disagreements with Accountants on Accounting and
 9.   Financial Disclosure..............................................    33


                                   PART III


 10.  Directors and Executive Officers..................................    34
 11.  Executive Compensation............................................    34
 12.  Security Ownership of Certain Beneficial Owners and Management....    34
 13.  Certain Relationships and Related Transactions....................    34


                                    PART IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8K....    35

                                     PART I

ITEM 1. BUSINESS

The Company

   Mutual Risk Management Ltd., also known as MRM, is a Bermuda company incorporated in 1977. Our principal business is the provision of risk management services to clients seeking an alternative to traditional commercial insurance for certain of their risk exposures. Risk management involves a process of analyzing loss exposures and developing risk financing methods to reduce exposure to loss and to control associated costs. The use of loss financing methods in place of traditional insurance has become known as the alternative market and involves clients participating in a significant amount of their loss exposure and transferring only the unpredictable excess risk to insurers. The benefits of alternative market techniques typically include lower and more stable costs, greater control over the client's risk management program and an increase in the emphasis within the client's organization on loss prevention and loss control. In addition, MRM provides financial services to offshore mutual funds and other companies.

   Income from fees is derived from four distinct business segments:

  Program Business:          Program Business involves us replacing
                             traditional insurers as the conduit between producers of specialty books of business and reinsurers wishing to write that business. We provide a wide range of services for a fee, and the underwriting profit is shared between the producer and the reinsurers.

  Corporate Risk Management: Our original business segment, Corporate Risk
                             Management, involves providing services to businesses and associations seeking to insure a portion of their risk in a loss sensitive alternative market structure. We earn our fees by designing and implementing risk financing and loss control programs for medium-size and large companies that seek to insure a portion of their insurable risk.

  Specialty Brokerage:
                             Our Specialty Brokerage segment specializes in placing reinsurance for captive insurance companies, placing coverage with excess liability and corporate officers' and directors' liability carriers and placing reinsurance in connection with our Program and Corporate Risk Management businesses in Bermuda, Europe and the U.S. The two components of this segment are MRM Hancock Limited, which provides access to London and European reinsurers, and H&H Park International Limited, which brokers to the Bermuda market.

  Financial Services:        Our Financial Services segment started in 1996
                             with the acquisition of The Hemisphere Group
                             Limited. The Financial Services segment provides administrative services to offshore mutual funds and other companies and offers a proprietary family of mutual funds as well as asset accumulation life insurance products for the high net worth market.

Insurance Services

   The structure of our programs places most of the underwriting risk with our clients or reinsurers. For regulatory and other reasons, however, we are required to assume a limited amount of risk. Historically, we have sought to limit this risk to the minimum level feasible. This approach to risk distinguishes us from typical property/casualty companies, which assume significant levels of underwriting risk as part of their business. We seek to earn a profit from fees for services provided rather than from underwriting risk. Commencing in the latter part of 2000 and continuing in 2001, we expect to increase the amount of underwriting risk we retain. This change in our approach reflects improved pricing in the property/casualty insurance market and a desire to reduce the amount of our reinsurance recoverables.

   We market our services exclusively to retail insurance brokers and consultants representing clients. The services offered to clients in connection with our products typically include the following:

  . design and implementation of a risk financing program;

  . issuance of an insurance policy by one of our wholly-owned, licensed insurance companies, referred to as the Legion Companies, which include Legion Insurance Company, Legion Indemnity Ltd., also referred to as Legion Indemnity, and Villanova Insurance Company, also referred to as Villanova;

  . use of our Insurance Profit Center Program, also known as the IPC
    Program, as the vehicle within which to fund a chosen portion of the client's risk or, alternatively, the management by us of the client's captive insurance company;

  . brokering to unaffiliated reinsurers the excess risk which the client chooses not to fund and, in some cases, arranging for insurers, other than Legion Insurance Company, to issue the original insurance policy; and

  . coordinating the purchase, on behalf of the client, of loss prevention, loss control and claims administration services from unaffiliated providers.

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

   Program Business allows third parties other than the insured, typically the broker and reinsurers, to finance a portion of the insured's risk and participate in any underwriting profit or loss. For a discussion of our Corporate Risk Management and Program Business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Lines of Business

   Our programs can be utilized by clients for many lines of insurance. In 2000, approximately 53% of our fee income was derived from workers' compensation insurance. During the 1980's and through 1993, workers' compensation presented many employers with substantial problems due to cost increases and the limited availability of commercial coverage in certain states. Workers' compensation costs accelerated rapidly because of: (i) the general level of medical cost inflation, as medical costs generally amount to 40% or more of all workers' compensation costs; (ii) an increase in the number of workers' compensation claims which resulted in litigation; (iii) a broadening of injuries which are considered to be work-related; and (iv) an increase in state mandated benefit levels. Since 1993, workers' compensation reforms have been occurring in a number of states, most notably in California, which have addressed many of these issues. A number of markets have seen a significant decline in premium rates due to new capacity entering the market subsequent to these reforms. These lower premium rates have reduced the fees we earn on our programs as fees are based on premiums. Notwithstanding the changes in the market, workers' compensation continues to be suitable for the alternative market because many states set rates or enforce minimum rate laws which prohibit the commercial insurance market from offering premium discounts to insureds with favorable loss experience. This causes these clients to seek an alternative method of funding their workers' compensation exposure, which rewards their status as a preferred risk. In addition, workers' compensation involves relatively frequent, predictable levels of loss, which are the type favored by clients for alternative market insurance programs. Workers' compensation rates have been increasing in many markets in 2000 and 2001.

   In addition to workers' compensation, our programs are utilized for other casualty insurance lines such as medical malpractice, general liability, commercial auto liability and auto physical damage.

   At December 31, 2000, we had a total of 1,373 employees.

Marketing--Commonwealth Risk Services, L.P.

   Our wholly-owned subsidiary, Commonwealth Risk Services, L.P., also referred to as CRS, markets our services in the United States, Canada and Europe to insurance brokers and consultants representing clients. CRS also designs risk financing programs for potential clients in conjunction with their insurance brokers and consultants. Through offices in Philadelphia and California, CRS markets these services using direct mail, advertising, seminars and trade and industry conventions.

   CRS seeks to become actively involved with the insurance broker in the presentation of our services to potential clients and maintains a direct relationship with the client after the sale. CRS assists brokers in the design and implementation of risk financing programs, although the extent of this involvement depends on the size, experience and resources of the particular broker. Members of the CRS staff frequently provide supporting promotional materials and assist in the preparation of financial analyses, comparing the net present value, after-tax cost of an IPC Program with alternative approaches. Representatives of CRS seek to be present at meetings with potential clients to explain how the IPC Program works, including how the reinsurance is handled, how funds are invested and how underwriting profits and investment income are returned.

The Insurance Profit Center Program and Program Business

   In 1980, we developed a program which provides clients with a facility for managing their insurance exposures. This type of structure is frequently referred to as a rent-a-captive, although the facility has many significant differences from a captive insurance company. The facility was designed to provide certain of the benefits available through captive insurance companies without the administrative cost and capital commitment necessary to establish and operate a captive insurance company. Since the IPC Program involves a retention of risk by the client, it encourages the implementation of risk management and risk reduction programs to lower the losses incurred.

   The IPC Program is appropriate for corporations and associations which generate $0.75 million or more in annual premiums. Typically, clients which use an IPC Program are profitable and have adequate working capital, but generate insufficient premium to consider, or are otherwise unsuitable for, a wholly-owned captive. During 2000, we increased the number of agency IPC Programs in which an insurance agent or broker, rather than the insured, becomes the preferred shareholder and participates in the profit or loss on the program.

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

  . access to commercial reinsurance markets for the client's excess risk;
    and

  . program structure that is customized, flexible and relatively easy to implement.

   We operate the IPC Program from offices in Bermuda. The Bermuda office is involved in designing, negotiating and administering IPC Programs and reviews each prospective client, negotiates the shareholder's agreement with the client and the reinsurance agreement with the Legion Companies or another policy-issuing company. One of the Company's foreign insurance companies, also referred to as the IPC Companies, receives and invests premiums, administers policy claims, establishes reserves, provides quarterly financial reports to clients and, ultimately, returns the underwriting profit and investment income to the client as preferred share dividends.

   The funds of each IPC Program are invested by our subsidiary, Mutual Finance Ltd., using the services of professional investment advisors.

   In connection with the Insurance Profit Center programs, neither the Legion Companies nor the IPC Companies underwrite risk in the traditional sense. Rather, their function is to ensure that substantially all of the underwriting risk of the client is either retained by the client in the IPC Program or its captive insurance company, as the case may be, or transferred to unaffiliated reinsurers. In the event that the IPC Company sustains an underwriting loss on a program which exceeds that program's investment income, the IPC Company recovers this loss from the client. Since the client has generally collateralized the IPC Company for at least the difference between the funds available in that client's IPC Program and the level of currently expected losses by cash or a letter of credit, the IPC Company should not be affected by the bankruptcy of a client. In the event, however, that the IPC Company is unable to recover the full amount of its loss from the cash collateral or the letter of credit, the IPC Company would seek to recover from the client pursuant to the indemnity provisions of the shareholder's agreement. As of December 31, 2000, we maintained a provision of $8.8 million against losses that may occur on those programs where we may be forced to rely solely on the client's indemnity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

   In Program Business, the Legion Company replaces traditional insurers as the conduit between producers of specialty books of business and reinsurers wishing to write that business. In this line of business, the reinsurer replaces the insured as the risk-bearing entity. As with the Corporate Risk Management line of business, the Legion Company negotiates the reinsurance and performs certain administrative services in connection with the program. Program Business differs from the Corporate Risk Management line of business in that policy underwriting, issuance and premium collection are usually provided by the general agent, rather than the Legion Company. The Legion Company analyzes each program prior to inception, arranges for quota share or specific and aggregate excess reinsurance coverage through its reinsurance treaties, collects the premium from the client, prepares accounting cessions for the reinsurers, audits the final premium, supervises the independent claims adjuster, collects claim reimbursements from reinsurers and performs certain other related services for each account. Commencing in the latter part of 2000 and continuing in 2001, we expect that Legion will significantly increase its risk retention on selected programs where it believes it can earn an underwriting profit.

   For the Corporate Risk Management business, the Legion Companies have established a reinsurance treaty with unaffiliated reinsurers to transfer the specific and aggregate excess risk above the client's retention. The client's retention is negotiated separately for each program and reflects the amount of risk the client wishes to retain for its program on both a specific and aggregate basis. For Program Business, Legion has typically purchased a separate reinsurance treaty, both on a quota share and a specific and aggregate excess of loss basis, in respect of each program. The amount and type of reinsurance that we purchase on Program Business on the renewal book of business in 2001 will be dependent on the individual retention taken on each Program. The Legion Companies currently place substantially all reinsurance with unaffiliated commercial reinsurers whose ratings from A.M. Best Company are A-or higher. At December 31, 2000, the largest reinsurance recoverable from unaffiliated commercial reinsurers was $307.7 million from Transatlantic Reinsurance Company, a participant on several layers of specific and aggregate reinsurance with respect to various of our Program and Corporate Risk Management business and substantially all of our American Psychiatric Association program, $254.0 million from First Excess and Reinsurance Corp. and $134.0 million from American Re-insurance Company, which are both reinsurers on several current treaties. Transatlantic is rated A++, First Excess, now GE Reinsurance Corporation and part of the Employers Re US Group, is rated A++ and American Re-insurance is rated A++ by A.M. Best Company.

   Through its reinsurance arrangements, each Legion Company places significant amounts of reinsurance with a variety of unaffiliated reinsurance companies. In order to maintain an acceptable level of net written premiums for regulatory purposes, each Legion Company has in the past sought to develop a level of net written premiums which will not involve a significant degree of underwriting risk. In most Legion programs, the Legion Company retains liability for a specified amount of losses equal to approximately 10% of the gross written premium. The level of losses retained by the Legion Company are set at a level such that no significant underwriting profit or loss should occur.

   In order to take regulatory credit for reinsurance ceded to one of the IPC Companies or to a captive insurance company, the Legion Company must receive a letter of credit for the amount of the insurance reserves ceded since the companies to which the reinsurance is ceded are not licensed reinsurers in any state of the United States. The letter of credit must be issued or confirmed by a bank which is a member of the U.S. Federal Reserve System. At December 31, 2000, the Legion Companies had $355.6 million of such letters of credit, of which $249.7 million was supplied by the IPC Companies. Legion Insurance, Legion Indemnity and Villanova are also subject to other regulation by the insurance departments of Pennsylvania, Illinois and other states where they are licensed. See "Regulatory Considerations."

   As of December 31, 2000, the Legion Companies had 298 programs, they wrote gross statutory premiums of $1.4 billion during 2000 and had statutory capital of $378.4 million. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

Specialty Brokerage

   In 1991,we acquired a 51% interest in a newly-formed London reinsurance brokerage firm, MRM Hancock Limited. MRM Hancock specializes in the placement of reinsurance for captive insurance companies in the London market, including Lloyd's of London. In 1996, we acquired the remaining 49% of MRM Hancock from the management of MRM Hancock and General International Ltd., a Bermuda insurance subsidiary of General Motors Corporation. MRM Hancock is now a wholly-owned subsidiary. In July 1992, we acquired Park International Limited, a Bermuda broker specializing in placing coverage with Bermuda-based excess liability and corporate officers" and directors" liability carriers. In 1998, we acquired H&H Reinsurance Brokers, Ltd., a Bermuda-based specialty reinsurance broker that was part of the IAS Group, a group of companies that was acquired by MRM in 1998. During 1999, all of our brokerage business was combined into one unit to better coordinate the specialty brokerage activities and to improve customer service.

   Segment information relating to our Specialty Brokerage operations is contained in note 15 to the Consolidated Financial Statements.

Financial Services

   In July 1996, we acquired The Hemisphere Group Limited, a Bermuda financial services company. Hemisphere, which had been in business since 1980, has three active subsidiary operations in Bermuda providing company management, corporate secretarial, fund administration and trust management services. With a total staff of 232, Hemisphere had 368 mutual fund clients as of December 31, 2000. In addition, Hemisphere administers investment holding companies, trading companies and trusts. In 1998, Hemisphere expanded its operations to Dublin, Ireland and Boston, Massachusetts in order to service the European offshore and US hedge fund industry, respectively.

   During 1997, Hemisphere expanded its trust operations by acquiring Hugo Trust Company based in Jersey in the Channel Islands. Hemisphere Trust (Jersey) Limited, which is comprised of Hugo Trust Company and Augres Trust Company, provides a base to develop European based trust business and had revenues of $2.5 million in 2000. In January 2001, we acquired Valmet Group Ltd, a trust and corporate services company with offices in numerous jurisdictions.

   In January 1997, we incorporated MRM Life Ltd. in Bermuda to provide life insurance and related products, including annuities and variable annuities. We began marketing these products in the fourth quarter of 1997. All of the Company's life products are variable and accordingly we do not bear interest rate risk. All of the mortality exposure is reinsured by the Company to life reinsurers.

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

   The primary basis for competition among these alternative risk management vehicles varies with the financial and insurance needs and resources of each potential insurance buyer. The principal factors that are considered include an analysis of the net present value, after-tax cost of financing the client's expected level of losses, the amount of premium and collateral required, the attachment point of excess coverage provided in the event losses exceed expected levels as well as cash flow and tax planning considerations and the expected quality and consistency of the services to be provided. We believe that for insureds with financial characteristics and loss experience lending themselves to an IPC Program, the IPC Companies compete effectively with other risk financing alternatives.

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

   The Legion Companies are subject to regulation and supervision by the insurance regulatory authorities of the various states of the United States in which they conduct business. This regulation is intended primarily for the benefit of policyholders. Legion Insurance is admitted in 50 states, the District of Columbia and Puerto Rico, and is subject to regulation in each jurisdiction. Legion Indemnity is admitted in Illinois and is authorized as a surplus lines insurer in 42 states, the District of Columbia, Guam and the Virgin Islands. Legion Indemnity is regulated in Illinois but is generally not subject to regulation in those states where it acts as a surplus lines insurer. Villanova is admitted in 43 states and is subject to regulation in each of these jurisdictions. State insurance departments have broad regulatory, supervisory and administrative powers. These powers relate primarily to the standards of solvency which must be met and maintained, the licensing of insurers and their agents, the approval of rates and forms and policies used, the nature of, and limitations on, insurers' investments, the form and content of periodic and other reports required to be filed, and the establishment of reserves required to be maintained for unearned premiums, losses and loss expenses, or other purposes.

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

   Most states require all admitted insurance companies to participate in their respective guaranty funds, which cover certain claims against insolvent insurers. Solvent insurers licensed in these states are required to cover the losses paid on behalf of insolvent insurers by the guaranty funds and are generally subject to annual assessments in the state by its guaranty fund to cover these losses. Some states also require licensed insurance companies to participate in assigned risk plans which provide coverage for workers' compensation, automobile insurance and other lines for insureds that, for various reasons, cannot otherwise obtain insurance in the open market. This participation may take the form of reinsuring a portion of a pool of policies or the direct issuance of policies to insureds. Generally, the Legion Companies participate as a pool reinsurer or assign to other companies the direct policy issuance obligations. The calculation of an insurer's participation in these plans is usually based on the amount of premium for that type of coverage that was written by the insurer on a voluntary basis in a prior year. Assigned risk pools tend to produce losses which result in assessments to insurers writing the same lines on a voluntary basis. The Legion Companies also pay a fee to carriers assuming their direct policy issuance obligations. For each program a Legion Company writes, it estimates the amount of assigned risk and guaranty fund assessments that it will incur as a result of having written that program. If that estimate proves to be inadequate, the Legion Company is entitled under its reinsurance agreements with the IPC Companies to recover from the reinsurer the amount of any assessments in excess of the estimate. The IPC Companies are then entitled under the terms of each shareholder's agreement to recover this excess from the client. However, the IPC Companies are generally only able to collateralize this obligation up to the amount of the estimated assessments.

   The National Association of Insurance Commissioners ("NAIC") has established the Insurance Regulatory Information System ("IRIS") to assist state insurance departments in their regulation and oversight of insurance companies domiciled or operating in their respective states. IRIS has established a set of twelve financial ratios with specified "unusual values" for each ratio. Companies reporting four or more unusual values on the IRIS ratios may expect inquiries from individual state insurance departments concerning specific aspects of the insurer's financial position. As of December 31, 2000, Legion Insurance Company, Villanova Insurance Company and Legion Indemnity Company, had 4, 4 and 4 unusual values, respectively. Two of the Legion Insurance Company's ratios:
Surplus Aid to Surplus and Agent's Balance to Surplus are directly related to premium growth. Liabilities to Liquid Assets, was unusual because Legion received $77.4 million in premium prior to receiving policy level detail to record the written premium. This inflates the ratio as it represents funds awaiting application to actual policies. The final ratio, Estimated Current Reserve Deficiency to Surplus is related to the difference created by the timing lag of when we receive reported premiums from our Managing General Agents to when the premium is actually earned.

   Villanova had one unusual value related to premium growth, Change in Net Writings. It also had two unusual values, Investment Yield and Change in Surplus related to a $15.0 million capital infusion received at the end of 2000. The low value for investment yield is the result of the infusion being invested late in the year while the ratio is calculated assuming investments were made evenly throughout the year. This infusion also resulted in a substantial increase in surplus. The final unusual value, Change in Net Writings, is related to the Company's decrease in net written premium as a result of the inter-company pooling agreement.

   Legion Indemnity had two unusual values related to premium growth, Surplus Aid to Surplus and Agent's Balance to Surplus. The unusual value for Change in Net Writings, like Villanova, is directly related to the inter-company pooling agreement. The final unusual value, Liabilities to Liquid Assets, is the result of an increased reinsurance provision and an inter-company payable to Legion Insurance Company.

   The NAIC has also adopted a Risk Based Capital for Insurers Model Act. The Risk Based Capital Model Act sets forth a risk based capital formula for property and casualty insurers. The formula measures minimum capital and surplus needs based on the risk characteristics of a company's products and investment portfolio. The formula is part of each company's annual financial statement filings and is to be used as a tool to identify weakly capitalized companies. In those states having enacted the Risk Based Capital Model Act, companies having capital and surplus greater than the minimum required by the formula but less than a specified multiple of the minimum may be subject to additional regulatory scrutiny from domiciliary state insurance departments. To date, nearly all states have adopted the Risk Based Capital Model Act. At December 31, 2000, the Legion Companies combined risk-based capital was $374.8 million. Under the risk-based capital tests, the threshold that constitutes the authorized control level which authorizes the commissioner to take whatever regulatory action considered necessary to protect the best interest of the policyholders and creditors of the Legion Companies, was $161.9 million. Therefore, the Legion Companies capital exceeds all requirements of the Risk Based Capital Model Act.

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

   The Legion Companies are permitted to pay dividends only from statutory earned surplus. Subject to this limitation, the maximum amount of dividends that they are able to pay in any twelve-month period will be the greater of statutory net income in the preceding year or 10% of statutory surplus. Based on 2000 results, the maximum dividend the Legion Companies would be permitted to pay in 2001 is $46.0 million.

Losses and Loss Reserves

   We establish reserves for losses and loss adjustment expenses related to claims which have been reported on the basis of the evaluations of independent claims adjusters under the supervision of each Legion Company's claims staff. In addition, reserves are established for losses which have occurred but have not yet been reported and for adverse development of reserves on reported losses by us on a quarterly basis. The estimate of claims arising for accidents which have not yet been reported is based upon our and the insurance industry's experiences together with statistical information with respect to the probable number and nature of these claims.

   Gross loss reserves of $169.6 million and $136.0 million at December 31, 2000 and 1999, respectively, have been discounted by $58.1 million and $39.5 million, respectively, assuming interest rates of 6% for medical malpractice reserves and 4% for excess workers' compensation reserves based on the recommended rate under Pennsylvania law. These reserves are also discounted in our regulatory filings. In 1993, we adopted SFAS 113 and reclassified substantially all of our net retained medical malpractice reserves as claims deposit liabilities. On a net basis, therefore, the only discounted reserves are those relating to the Company's share of the excess reinsurance coverage provided in connection with each program. After reinsurance, the net effect of this discounting was to increase net income after tax by $0.2 million in 2000 and decrease net income after tax by $0.8 million in 1999. This discounting reduced net loss reserves on our consolidated balance sheets by $4.0 million and $3.8 million at December 31, 2000 and 1999, respectively.

   Prior to 1995, loss development had been generally favorable. The adverse development in recent years has principally been a result of losses on terminated programs.

   The following table sets forth a reconciliation of beginning and ending reserves for losses and loss expenses in accordance with accounting principles generally accepted in the United States, also referred to as GAAP:

                                                Year ended December 31,
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------  ----------  ----------
                                                     (In thousands)
Gross reserves for losses and loss
 expenses, beginning of year..............  $1,860,120  $1,190,426  $  716,461
Recoverable from reinsurers...............   1,729,936   1,079,562     630,697
                                            ----------  ----------  ----------
Net reserves for losses and loss expenses,
 beginning of year........................     130,184     110,864      85,764
Less: Other net reserves(1)...............      (8,058)    (10,184)     (3,542)
                                            ----------  ----------  ----------
                                               122,126     100,680      82,222
Provision for losses and loss expenses for
 claims occurring in:
  Current year............................     157,813     140,574      74,476
  Prior years(2)..........................      69,292       7,131       3,782
                                            ----------  ----------  ----------
Total losses and loss expenses incurred...     227,105     147,705      78,258
                                            ----------  ----------  ----------
Payments for losses and loss expenses for
 claims occurring in:
  Current year............................     (29,205)    (61,697)    (15,039)
  Prior years.............................    (103,324)    (64,562)    (44,761)
                                            ----------  ----------  ----------
Total payments............................    (132,529)   (126,259     (59,800)
                                            ----------  ----------  ----------
Net reserves for losses and loss expenses,
 end of year .............................     216,702     122,126     100,680
Other net reserves(1).....................       5,015       8,058      10,184
                                            ----------  ----------  ----------
                                               221,717     130,184     110,864
                                            ----------  ----------  ----------
Recoverable from reinsurers...............   2,307,466   1,729,936   1,079,562
                                            ----------  ----------  ----------
Gross reserves for losses and loss
 expenses, end of year ...................  $2,529,183  $1,860,120  $1,190,426
                                            ==========  ==========  ==========

--------
(1) Other reserves represent reinsurance contracts which are being run-off and which were written in subsidiaries other than Legion, plus reserves for other run-off business.

(2) The increase in the provision for losses and loss expenses for claims occurring in prior years relates primarily to the charge taken in the fourth quarter of 2000 to increase the Company's existing provision relating to reinsurance recoverables and a strengthening of net loss reserves.

   The following table reconciles the difference between the Legion Companies'"portion of the GAAP reserves and those contained in regulatory filings made by the Legion Companies' in accordance with statutory accounting practices, also referred to as SAP.

                    Reconciliation of SAP and GAAP Reserves

                                                2000        1999        1998
                                             ----------  ----------  ----------
                                                      (in thousands)
Reserves for Legion losses and loss
 expenses, end of year SAP.................  $  186,809  $  141,709  $  109,506
Gross-up for ceded reinsurance reserves....   2,235,255   1,728,988   1,077,349
Provision for reinsurance uncollectible on
 a GAAP basis reported as a provision for
 unauthorized reinsurance on a SAP basis...      38,810         --          302
Reclassification of loss reserves to claims
 deposit liabilities.......................      (9,697)    (13,853)    (19,163)
Reclassification of retroactive reinsurance
 reserve to receivable from affiliate......       1,047       2,777       8,598
Elimination of statutory increase in
 assigned risk reserves....................     (15,000)    (15,000)    (15,000)
Reserves for audit premium estimates not
 included on SAP basis.....................        (639)     (4,260)      2,745
                                             ----------  ----------  ----------
Reserves for Legion losses and loss
 expenses, end of year GAAP................   2,436,585   1,840,361   1,164,337
Other non-US Reserves......................      85,161      11,567      13,813
                                             ----------  ----------  ----------
Liabilities for unpaid losses and loss
 expenses..................................   2,521,746   1,851,928   1,178,150
Reserves on run-off business...............       7,437       8,192      12,276
                                             ----------  ----------  ----------
Total Reserves for Losses and Loss
 expenses, end of year GAAP................  $2,529,183  $1,860,120  $1,190,426
                                             ==========  ==========  ==========

   The following table presents the development of the Company's ongoing net reserves for 1990 through 2000. The top line of the table shows the estimated reserve for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This amount represents the estimated amount of losses and loss adjustment expenses for claims that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to the Company. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. It should be noted that the following table presents a "run-off" of balance sheet reserves, rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years.

                 ANALYSIS OF LOSS AND LOSS EXPENSE DEVELOPMENT
                       (Net of Reinsurance Recoverable)

                                                          Year ended December 31,
                  ------------------------------------------------------------------------------------------------------
                   1990      1991      1992      1993      1994      1995      1996      1997       1998        1999
                  -------  --------  --------  --------  --------  --------  --------  --------  ----------  ----------
                                                              (In thousands)
Gross reserve
for losses and
loss adjustment
expenses (1)....  $88,437  $142,605  $191,775  $205,272  $242,189  $315,689  $419,737  $716,461  $1,190,426  $1,860,124
Reinsurance
reserves........  (52,321)  (89,295) (113,075) (148,637) (178,002) (256,678) (350,318) (630,697) (1,079,562) (1,729,935)
                  -------  --------  --------  --------  --------  --------  --------  --------  ----------  ----------
Net reserve for
losses and loss
adjustment
expenses........   36,116    53,310    78,700    56,635    64,187    59,011    69,419    85,764     110,864     130,189
Other reserves
(3).............   (1,357)   (1,464)   (1,531)   (1,118)   (1,006)   (1,008)   (1,008)   (3,542)    (10,184)     (8,058)
                  -------  --------  --------  --------  --------  --------  --------  --------  ----------  ----------
                   34,759    51,846    77,169    55,517    63,181    58,003    68,411    82,222     100,680     122,131
Reclassification
of reserves to
claim deposit
liabilities
(2).............  (20,796)  (28,322)  (36,078)      --        --        --        --        --          --          --
                  -------  --------  --------  --------  --------  --------  --------  --------  ----------  ----------
Reserve for
losses and loss
         adjustment
expenses
restated for the
effects of           2000
SFAS 113 :......  -13,963----23,524    41,091    55,517    63,181    58,003    68,411    82,222     100,680     122,131
Gross reserve
for losses and
loss adjustment
expenses (1)....  $2,529,183
Reinsurance
reserves........  (2,307,466)
                  -----------
Net reserve for
losses and loss
adjustment
expenses........     221,717
Other reserves
(3).............      (5,015)
                  -----------
                     216,702
Reclassification
of reserves to
claim deposit
liabilities
(2).............         --
                  -----------
Reserve for
losses and loss
adjustment
expenses
restated for the
effects of
SFAS 113 :......     216,702

Reserve re-estimated as of:
One year later..   35,453    53,193    40,443    55,131    60,917    54,982    67,966    86,002     103,346     190,570
Two years
later...........   34,953    24,269    41,433    52,381    56,767    54,328    70,502    87,721     156,532
Three years
later...........   13,131    23,298    39,351    47,657    56,291    56,576    70,669   115,602
Four years
later...........   12,132    22,010    36,330    47,740    57,760    55,573    82,809
Five years
later...........   12,268    20,390    36,424    48,162    57,137    60,932
Six years
later...........   10,649    20,500    36,652    47,907    60,443
Seven years
later...........   10,700    20,689    36,105    50,082
Eight years
later...........   10,750    22,062    37,235
Nine years
later...........   10,417    23,104
Ten years
later...........   10,453
Reserve re-estimated as of:
One year later..
Two years
later...........
Three years
later...........
Four years
later...........
Five years
later...........
Six years
later...........
Seven years
later...........
Eight years
later...........
Nine years
later...........
Ten years
later...........

Cumulative
Redundancy
(Deficiency)....    3,510       420     3,856     5,435     2,738    (2,929)  (14,398)  (33,380)    (55,852)    (68,439)
Percentage......       25%        2%        9%       10%        4%       -5%      -21%      -41%        -55%
Reserve for Losses and Loss Adjustment Expenses without the effect of Discounting :
Discounted
reserve.........  $34,759  $ 51,846  $ 77,169  $ 55,517  $ 63,181  $ 58,003  $ 68,411  $ 82,222  $  100,680  $  122,131
Total Discount..    6,091     8,345    10,785     1,387     2,905     3,291     3,547     3,671       4,667       3,752
                  -------  --------  --------  --------  --------  --------  --------  --------  ----------  ----------
Ultimate Reserve
Liability.......   40,850    60,191    87,954    56,904    66,086    61,294    71,958    85,893     105,347     125,883
Reclassification
of reserves to
claim deposit
liabilities
(2).............  (26,889)  (36,667)  (46,862)      --        --        --        --        --          --          --
                  -------  --------  --------  --------  --------  --------  --------  --------  ----------  ----------
Ultimate reserve
liability
restated for the
effects of
SFAS 113........   13,961    23,524    41,092    56,904    66,086    61,294    71,958    85,893     105,347     125,883
Reserve re-estimated as of:
One year later..   41,084    60,820    40,443    56,272    63,480    57,866    71,008    89,347     107,507     193,341
Two years
later...........   39,668    24,269    41,433    53,410    59,186    57,097    73,790    91,496     160,518
Three years
later...........   13,131    23,298    39,351    48,499    58,558    59,456    73,865   118,712
Four years
later...........   12,132    22,010    36,330    48,400    60,096    58,318    85,906
Five years
later...........   12,268    20,390    36,424    48,854    59,294    63,887
Six years
later...........   10,649    20,500    36,652    48,406    63,153
Seven years
later...........   10,700    20,689    36,105    52,721
Eight years
later...........   10,750    22,062    37,060
Nine years
later...........   10,417    23,104
Ten years
later...........   10,453
Cumulative
Redundancy
(Deficiency)....
Percentage......
Reserve for Losses and Loss Adjustment Expenses without the effect of Discounting :
Discounted
reserve.........     216,703
Total Discount..       3,990
                  -----------
Ultimate Reserve
Liability.......     220,693
Reclassification
of reserves to
claim deposit
liabilities
(2).............         --
                  -----------
Ultimate reserve
liability
restated for the
effects of
SFAS 113........     220,693
Reserve re-estimated as of:
One year later..
Two years
later...........
Three years
later...........
Four years
later...........
Five years
later...........
Six years
later...........
Seven years
later...........
Eight years
later...........
Nine years
later...........
Ten years
later...........

Cumulative
Redundancy
(Deficiency)
without discount
effect..........    3,508       420     4,032     4,183     2,933    (2,593)  (13,948)  (32,819)    (55,171)    (67,458)
Percentage......       25%       2%        10%       7%        4%       -4%       -19%      -38%        -52%        -54%
Cumulative
Redundancy
(Deficiency)
without discount
effect..........
Percentage......

Cumulative
Amount of
Reserve Paid
through :
One year later..  $ 4,705  $  9,647  $ 15,972  $ 17,909  $ 19,720  $ 10,955  $ 25,196  $ 44,761  $   65,931  $  103,325
Two years
later...........    4,986    13,158    21,121    25,306    21,054    22,422    43,068    62,781     111,768
Three years
later...........    6,077    15,104    24,991    27,134    28,547    31,925    49,571    71,808
Four years
later...........    6,859    16,897    25,510    31,972    34,398    41,684    51,343
Five years
later...........    7,533    17,311    28,110    35,967    45,706    40,161
Six years
later...........    7,381    17,943    30,793    41,392    43,215
Seven years
later...........    7,484    19,494    33,432    39,531
Eight years
later...........    8,304    20,920    31,494
Nine years
later...........    8,845    20,114
Ten years
later...........    8,945
Cumulative
Amount of
Reserve Paid
through :
One year later..
Two years
later...........
Three years
later...........
Four years
later...........
Five years
later...........
Six years
later...........
Seven years
later...........
Eight years
later...........
Nine years
later...........
Ten years
later...........

----
(1) Medical malpractice reserves have been discounted at 8.25% in 1990, and 6% in 1991, 1992, 1993, 1994, 1995, 1996, 1997, 1998, 1999 and 2000.
(2) The re-classification of reserves to claims deposit liablilties is a result of the adoption of SFAS 113.
(3) Other reserves represent reinsurance contracts which are being run-off and which were written in subsidiaries other than Legion, plus reserves on other run-off business.

Investments and Investment Results

   For a complete description of our investments and investment results, see note 5 to the Consolidated Financial Statements.

Risk Factors

   You should carefully consider the risks described below regarding us and our common shares. The risks and uncertainties described below are not the only ones we face. There may be additional risks and uncertainties. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected and the trading price of our common shares could decline significantly.

If rating agencies downgrade their ratings of our insurance company subsidiaries, our future prospects for growth and profitability would be significantly and adversely affected.

   Our insurance company subsidiaries are currently rated A- by each of A. M. Best Company and Standard & Poor's Ratings Services. A.M. Best and Standard & Poor's ratings reflect their opinions of an insurance company's financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. These ratings are not evaluations directed to investors and are not recommendations to buy, sell or hold our securities. In February 2001, A.
M. Best placed their ratings of our insurance company subsidiaries under review with negative implications, citing our unfavorable earnings in the fourth quarter of 2000 and a need for additional capital. The rating will be downgraded if the additional capital is not raised. A downgrade of these ratings would adversely affect our ability to market our insurance products and would have a significant and adverse effect on our future prospects for growth and profitability.

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

   A significant feature of our Corporate Risk Management and Program Business segments is the utilization of reinsurance to transfer all or a portion of risk not retained by the insured. The availability and cost of reinsurance is subject to market conditions, which are outside of our control. As a result, we may not be able to successfully purchase reinsurance and transfer risk through reinsurance arrangements. A lack of available reinsurance would adversely affect the marketing of our programs and/or force us to retain all or a part of the risk that cannot be reinsured. If we were required to retain these risks and ultimately pay claims with respect to these risks, our net income would be reduced or we could incur a loss.

Our reinsurers may not satisfy their obligations to us.

   We are subject to credit risk with respect to our reinsurers because the transfer of risk to a reinsurer does not relieve us of our liability to the insured. In addition, reinsurers may be unwilling to pay us even though they are able to do so. We are currently engaged in arbitration proceedings with a number of reinsurers who have failed to honor their commitments to us under their reinsurance arrangements. We established a reserve for these disputes in the fourth quarter of 2000. Unfavorable arbitration decisions or the failure of one or more of our reinsurers to honor their obligations to us or a further delay in payment would impact our cash flow, reduce our net income and could cause us to incur a significant loss.

If the issuers of letters of credit and clients fail to honor their obligations, our net income would be reduced or we could incur a loss.

   Each of our clients chooses a level of risk retention, which is reinsured either by one of our foreign reinsurance subsidiaries or by the client's captive insurance company. This retention is funded by the client's premium but is generally also supported by a client indemnification backed up by letters of credit. The inability of a client to honor its uncollateralized reimbursement obligation or the failure of a bank to honor its letter of credit would reduce our net income or could cause us to incur a loss.

We anticipate increasing our level of retention in our business, which could increase the volatility of our earnings and have a material adverse effect on our results of operations and financial condition.

   We anticipate increasing the level of insurance risk retained by us in 2001 generally due to changes in market conditions and the pricing environment. By increasing our retention levels, we will purchase less reinsurance than we have historically purchased and will retain more risk. As a result, our earnings could be more volatile, and increased losses could have a material adverse effect on our results of operations and financial condition.

If tax laws prevent our IPC Program participants from deducting premiums paid to us, we would be unable to competitively market this program.

   One of our major products is the IPC Program. The IPC Program, frequently referred to as a "rent-a-captive," was designed to provide clients some of the benefits available through captive insurance companies without the administrative cost and capital commitment necessary to establish and operate a captive insurance company. The tax treatment of this program is not clear and varies significantly with the circumstances of each IPC Program participant. However, some participants deduct the premiums paid to us for federal income tax purposes. A determination that a significant portion of the IPC Program participants are not entitled to deduct the premiums paid to us without a similar determination as to competing products would adversely affect the marketability of the IPC Program.

If our loss reserves are inadequate to meet our actual losses, our net income would be reduced or we could incur a loss.

   We are required to maintain reserves to cover our estimated ultimate liability of losses and loss adjustment expenses for both reported and unreported claims incurred. These reserves are only estimates of what we think the settlement and administration of claims will cost based on facts and circumstances known to us. Because of the uncertainties that surround estimating loss reserves and loss adjustment expenses, we cannot be certain that ultimate losses will not exceed these estimates of losses and loss adjustment reserves. If our reserves are insufficient to cover our actual losses and loss adjustment expenses, we would have to increase our reserves and our net income would be reduced or we could incur a loss.

Our results may fluctuate as a result of factors generally affecting the insurance and reinsurance industry.

   The results of companies in the insurance and reinsurance industry historically have been subject to significant fluctuations and uncertainties. Factors that affect the industry in general could also cause our results to fluctuate. The industry's profitability can be affected significantly by:

  . fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital and may impact the ultimate payout of loss amounts;


  . rising levels of actual costs that are not known by companies at the time they price their products;

  . volatile and unpredictable developments, including weather-related and other natural catastrophes;

  . changes in reserves resulting from different types of claims that may arise and the development of judicial interpretations relating to the scope of insurers' liability; and

  . the overall judicial interpretations relating to the scope of insurers' liability.

Insurance laws and regulations restrict our ability to operate.

   We are subject to extensive regulation under state and foreign insurance laws. These laws limit the amount of dividends that can be paid by our operating subsidiaries, impose restrictions on the amount and type of investments that they can hold, prescribe solvency standards that must be met and maintained by them and require them to maintain reserves. These laws also require disclosure of material transactions by the Company and require prior approval of certain "extraordinary" transactions. These "extraordinary" transactions include declaring dividends that exceed statutory maximums from operating subsidiaries to the Company or purchases of an operating subsidiary's capital stock. These laws also generally require approval of changes of control. Our failure to comply with these laws could subject us to fines and penalties and restrict us from conducting business. The application of these laws could affect our liquidity and ability to make payments on our securities and could restrict our ability to expand our business operations through acquisitions involving our insurance subsidiaries.

Failure to comply with insurance laws and regulations could have a material adverse effect on our business.

   We cannot assure you that we have or can maintain all required licenses and approvals or that our business fully complies with the wide variety of applicable laws and regulations or the relevant authority's interpretation of the laws and regulations. In addition, some regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we don't have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or monetarily penalize us. These types of actions could have a material adverse effect on our business.

Our holding company structure could prevent us from making payments on our securities.

   Mutual Risk Management Ltd. is a holding company with no material assets other than the stock of Mutual Group Ltd. and other holding companies. Mutual Group is a holding company with no material assets other than the stock of its operating subsidiaries. Our ability to meet our obligations on our securities will be dependent on the earnings and cash flows of our subsidiaries and the ability of the subsidiaries to pay dividends or to advance or repay funds to us. Payment of dividends and advances and repayments from our operating subsidiaries are regulated by state and foreign insurance laws and regulatory restrictions, including minimum solvency and liquidity thresholds. Accordingly, our operating subsidiaries may not be able to pay dividends or advance or repay funds to us in the future, which could prevent us from making payments on our securities.

Our ability to generate the cash needed to make payments on our securities depends on many factors beyond our control.

   Our ability to make payments on our securities will depend on our ability to generate cash and to secure financing in the future. This ability is subject to general economic, financial, competitive, regulatory and other factors beyond our control. If our business does not generate sufficient cash flow from operations, and sufficient future borrowings are not available to us, we may not be able to make payments on our securities.

A significant amount of our investment portfolio is invested in fixed income securities and is subject to market fluctuations.

   A significant amount of our investment portfolio consists of fixed income securities. The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair market value of our fixed income securities generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed income securities will generally increase or decrease with interest rates. In addition, net investment income from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. Because substantially all of our fixed income securities are classified as available for sale, changes in the market value of our securities are reflected in our balance sheet. Similar treatment is not available for liabilities. As a result, interest rate fluctuations could reduce our net income or cause us to incur a loss.

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

   Some members of Congress have recently expressed concern over a competitive advantage that foreign-controlled insurers and reinsurers may have over U.S.- controlled insurers and reinsurers due to the purchase of reinsurance by U.S. insurers from affiliates operating in some foreign jurisdictions, including Bermuda. Legislation was proposed in the last session of Congress that would increase the U.S. tax burden on some of these transactions. We do not know whether this legislation will be reproposed in the current or some future session of Congress, and we do not know whether this or any similar legislation will ever be enacted into law. If it were enacted, the U.S. tax burden on some business ceded from our licensed U.S. insurance subsidiaries, including the Legion Companies, to some offshore reinsurers could be increased. This could reduce our net income.

ITEM 2. PROPERTIES

   We and our subsidiaries operate out of leased premises, the most significant of which are in located in Bermuda, Milwaukee and Philadelphia.

ITEM 3. LEGAL PROCEEDINGS

   The Company has generally retained only a small portion of the insurance risk that it assumes. Accordingly, the Company has relied heavily on reinsurance and carries a significant recoverable from reinsurers, which amounted to $2.3 billion at December 31, 2000. On a gross basis, some of the Company's business has been unprofitable to reinsurers and certain of these reinsurers have chosen to dispute their obligation to pay the Company.

   At December 31, 2000 the Company was involved in five arbitration proceedings to collect disputed balances due from reinsurers. At December 31, 2000, the Company had paid $56.1 million in losses and loss expenses, for which it had not been reimbursed. In addition, the Company estimates that it will ultimately pay another $83.3 million in unpaid losses and loss expenses in relation to the disputed business.

   One of these arbitration proceedings, which involves a series of accident and health programs written by the Company from 1997 through 1999, accounted for $37.4 million of the unreimbursed paid losses and an estimated $7.0 million of the unpaid losses. The Company, however, received a good-faith payment from the reinsurers of $12.3 million in February 2001. This dispute involves a number of syndicates at Lloyd's, as well as a number of other reinsurers, and is presently in non-binding mediation. If this mediation does not resolve the dispute it will be arbitrated in Philadelphia, Pennsylvania.

   Two of the arbitration proceedings are with U.S. life insurance companies that wrote workers' compensation reinsurance for the Company from 1994 to 1997, involving a number of reinsurance treaties. These life insurance companies are no longer writing workers' compensation reinsurance and are believed by the Company to be disputing similar obligations to other property casualty insurers. Both of these disputes will be arbitrated in Philadelphia, Pennsylvania. The first arbitration is scheduled for April 2001 and the second for July 2001. At December 31, 2000, these disputes involved $13.6 million in paid claims and an estimated $47.6 million in unpaid claims.

   The two remaining arbitration proceedings involve claims under individual reinsurance agreements with two reinsurers and involve $5.1 million of paid claims and an estimated $28.7 million of unpaid claims. In each of these disputes, the Company is in settlement discussions with the reinsurers and arbitration panels have not yet been selected.

   In addition to the reinsurance disputes discussed above, the Company was involved in a terminated property program written in 1998 and 1999, where the Company acted as both a reinsurer and a direct writer of property insurance. The Company has previously established a reserve with respect to this terminated program of $4.7 million. The Company and its lead reinsurers, which also issued some of this business directly, are presently investigating this business and negotiating a cooperation agreement. The Company has denied certain reinsurance claims presented to it which will be subject to arbitration. In addition, one of the Company's quota share reinsurers, representing 6% of the Company's quota share reinsurance, is questioning certain ceded claims, and this dispute will also be the subject of arbitration.

   These reinsurance arbitrations and terminated programs have adversely affected operating cash flow and we have established provisions to cover the likely costs of resolving these matters. Any adverse arbitration award may expose the Company to further losses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

EXECUTIVE OFFICERS OF THE REGISTRANT

                            Officer
          Name          Age  Since   Principal Occupation & Business Experience
          ----          --- -------  ------------------------------------------
 Robert A. Mulderig...   48  1982   Chief Executive Officer of MRM since 1982;
                                    Chairman of Legion Insurance Co.; Director
                                    of The Galtney Group, Inc., and The Bank of
                                    N.T. Butterfield & Sons Ltd. Also serves as
                                    a director or officer of a number of
                                    unaffiliated captive insurance companies to
                                    which we provide management services.

 John Kessock, Jr.....   52  1979   President of MRM, Mutual Group Ltd. and
                                    Legion Insurance; primarily responsible for
                                    marketing the Company's programs since
                                    1979; Chairman of Commonwealth Risk
                                    Services L.P. and the IPC Companies.
                                    Director of Ward North America, Inc.

 Richard G. Turner....   50  1984   Executive Vice President of MRM; President
                                    of CRS since 1984; Vice President of
                                    Marketpac International, a subsidiary of
                                    American International Group, from 1979 to
                                    1984. Director of Colonial Penn Insurance
                                    Company; Director of Ward North America,
                                    Inc.

 Glenn R. Partridge...   47  1983   Executive Vice President of MRM; Senior
                                    Vice President of Legion Insurance;
                                    primarily responsible for Legion
                                    Insurance's underwriting function since
                                    1987; Vice President of CRS from 1983 to
                                    1987.

 Andrew Cook..........   38  2001   Senior Vice President and Chief Financial
                                    Officer of MRM since January 1, 2001,
                                    having joined the Company in October 2000;
                                    independent consultant from 1999 to 2000;
                                    Senior Vice President and Chief Financial
                                    Officer of LaSalle Re Holdings Limited from
                                    1993 to 1999.

 Paul D. Watson.......   42  1986   Senior Vice President and Chief Operating
                                    Officer of MRM; Vice President of MRM since
                                    March 1991; President of the IPC Companies
                                    from July 1992 until December 1998; held
                                    various management and accounting positions
                                    since joining MRM in 1986.

 Richard E. O'Brien...   43  1995   Senior Vice President and General Counsel
                                    of MRM; A partner in the law firm of
                                    Dunnington, Bartholow & Miller, New York,
                                    from 1989 to 1995.

   All Executive Officers are appointed by MRM's Board of Directors and serve until the next annual general meeting of the shareholders or until their successors are appointed.

                                    PART II

ITEM 5. MARKET FOR COMMON SHARES AND RELATED STOCKHOLDER MATTERS

   Our common shares have been listed on the New York Stock Exchange under the symbol MM since June 25, 1991. Our common shares were listed in connection with our initial public offering completed in July 1991. There were 365 holders of record of our common shares as of February 23, 2001.

   The following table sets forth the high and low closing sale prices for the shares during 1999 and 2000 for the calendar quarters indicated as reported by the New York Stock Exchange Composite Tape.

                                                             High      Low
                                                             ----      ----
   Year ended December 31, 1999
     First Quarter.......................................... $42 5/8   $32 7/8
     Second Quarter.........................................  40 3/8    33 3/8
     Third Quarter..........................................   35       12 1/4
     Fourth Quarter.........................................  16 15/16  10 3/8

   Year ended December 31, 2000
     First Quarter..........................................   20       12 5/8
     Second Quarter.........................................  19 5/8    13 3/16
     Third Quarter..........................................  22 3/16   15 1/16
     Fourth Quarter.........................................  23 9/16   12 5/16

   Year ended December 31, 2001
     First Quarter (through March 16, 2001).................  16.36      6.95

   During 2000 and 1999, we paid total dividends of $0.28 and $0.25 per common share, respectively. Dividends are paid quarterly.

   Our ability to pay dividends is restricted due to certain insurance regulations. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and Note 11 to the Consolidated Financial Statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                            Year ended December 31,
                          ------------------------------------------------------------
                             2000         1999        1998        1997        1996
                          -----------  ----------- ----------- ----------- -----------
                              (In thousands, except share and per share amounts)
INCOME STATEMENT DATA:
Revenues................  $   497,817  $   387,626 $   287,914 $   230,498 $   171,426
                          ===========  =========== =========== =========== ===========
(Loss) income before
 income taxes, minority
 interest and
 extraordinary
 loss ..................      (18,397)      50,307      72,970      60,109      46,465
                          -----------  ----------- ----------- ----------- -----------
Income before minority
 interest and
 extraordinary loss.....          736       50,672      64,434      49,477      38,322
                          -----------  ----------- ----------- ----------- -----------
Net (loss) income.......       (5,582)      50,438      64,527      49,477      37,900
                          -----------  ----------- ----------- ----------- -----------
(Loss) earnings per
 common share
  --Basic...............  $     (0.14) $      1.18 $      1.56 $      1.25 $      0.99
  --Diluted.............  $     (0.14) $      1.14 $      1.42 $      1.15 $      0.93
                          ===========  =========== =========== =========== ===========
Diluted weighted average
 number of common shares
 outstanding(1)
  --Basic...............   41,244,621   42,797,133  41,275,156  39,379,122  38,369,457
  --Diluted.............   41,244,621   49,606,913  50,233,147  48,785,252  47,280,653
                          ===========  =========== =========== =========== ===========
Dividends per common
 share..................  $      0.28  $      0.25 $      0.21 $      0.19 $      0.16

                                              As at December 31,
                          ------------------------------------------------------------
                             2000         1999        1998        1997        1996
                          -----------  ----------- ----------- ----------- -----------
                                                (In thousands)
BALANCE SHEET DATA:
Total assets............  $ 4,859,649  $ 4,033,174 $ 3,074,257 $ 2,206,050 $ 1,690,428
                          ===========  =========== =========== =========== ===========
Reserve for losses and
 loss expenses..........    2,529,183    1,860,120   1,190,426     716,461     419,737
                          -----------  ----------- ----------- ----------- -----------
Loans payable(2)........      233,673      227,898     125,485     128,711     122,211
                          -----------  ----------- ----------- ----------- -----------
Redeemable preferred and
 common shares..........          --           --          --        1,929       4,462
                          -----------  ----------- ----------- ----------- -----------
Shareholders' equity....  $   351,533  $   358,144 $   343,166 $   263,575 $   211,343
                          ===========  =========== =========== =========== ===========

--------
(1) See Note 13 to the Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute per share amounts.
(2) See Notes 6 and 7 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

   For the Years Ended December 31, 2000, 1999 and 1998

   The Company reported a net loss of $5.6 million or $0.14 per diluted share in 2000, as compared to net income of $50.4 million or $1.14 per diluted share in 1999 and $64.5 million or $1.42 per diluted share in 1998. The 2000 results include a fourth quarter after-tax charge of $46.1 million or $1.11 per diluted share to establish a reserve for reinsurance recoverables, add to provisions for terminated programs and increase the Company's net loss reserves. Earnings in 1999 were adversely affected by provisions related to net losses incurred on terminated programs of $8.0 million, net of tax, taken in the third quarter of 1999.

   Set forth in Table I is an analysis of the components of the Company's revenues for each of the last three years.

 Table I--Revenues

                                           Year ended December 31,
                                   --------------------------------------------
                                     2000    Growth    1999    Growth    1998
                                   --------  ------  --------  ------  --------
                                                (In thousands)
   Fee income..................... $207,513    17 %  $177,711     13 % $157,271
   Premiums earned................  254,505    40     181,798     78    101,913
   Net investment income..........   39,332    17      33,616     14     29,590
   Realized capital (losses)......   (4,735)   (9)     (5,199)   418     (1,003)
   Other income (loss)............    1,202   501        (300)  (310)       143
                                   --------          --------          --------
     Total........................ $497,817    28 %  $387,626     35 % $287,914
                                   ========          ========          ========

   For the years ended December 31, 2000, 1999 and 1998, total revenues have grown primarily as a result of increased fee income and premiums earned. This growth is mainly attributable to the increase in gross premiums written in the Program Business segment, which offset the marginal decline in Corporate Risk Management business due to prolonged soft market conditions.

Fee Income

   The components of fee income by business segment are illustrated in Table
II.

 Table II--Fee Income by Business Segment

                                              Year ended December 31,
                                      ------------------------------------------
                                        2000   Growth    1999   Growth    1998
                                      -------- ------  -------- ------  --------
                                                   (In thousands)
   Program Business fees............. $118,034   24 %  $ 95,132   16 %  $ 82,267
   Corporate Risk Management fees....   46,689   (5)     49,365  (4)      51,640
   Specialty Brokerage fees..........   14,847    8      13,692   52       9,021
   Financial Services fees...........   27,943   43      19,522   36      14,343
                                      --------         --------         --------
     Total........................... $207,513   17 %  $177,711   13 %  $157,271
                                      ========         ========         ========

Program Business

   Program Business involves replacing traditional insurers and acting as the conduit between producers of specialty books of business and reinsurers wishing to write that business. Program Business accounted for 57% of total fees for 2000 compared to 53% in 1999 and 52% in 1998. This increase resulted from the growth of existing programs due to premium increases and decreased competition. Fees earned on individual Program Business accounts are more likely to grow compared to Corporate accounts because new policy holders are constantly being added in each program. Program Business also has historically had a higher retention rate than Corporate Risk Management. Pre-tax margins in this segment were 27% for 2000 compared to 28% in 1999 and 40% in 1998. The Company expects that the number of programs in its Program Business segment will decline during 2001, but that the remaining programs will be larger and more profitable due to increased pricing rates, decreased competition and the non-renewal of marginal and unprofitable programs both by the Company and its reinsurers.

Corporate Risk Management

   Corporate Risk Management, the Company's original business segment, involves providing services to businesses and associations seeking to insure a portion of their risk in a loss sensitive alternative market structure. This segment, which accounted for 22% of total fee income for 2000 compared to 28% in 1999 and 33% in 1998, has been the most affected by the extremely soft insurance market cycle for commercial risks. The number of Corporate Risk Management accounts increased slightly in 2000 to 104 from 103 in 1999 both of which are down from 118 in 1998. Profit margins fell in 2000 to 26% from 32% in 1999 and 39% in 1998. The decline in the 2000 profit margins is primarily attributable to the overall decline in fees while the associated expenses have risen. The Company believes that profit margins will stabilize due to the continued firming of pricing, which should improve the sale of Corporate Risk Management accounts and associated fees. Strong unit sales during the last quarter of 2000 reinforced this belief.

   Historically, workers' compensation has been the major line of business written by the Company in both its Corporate Risk and Program Business segments. Generally, competition for workers' compensation business increased in recent years. The resulting under-pricing of workers' compensation risks by traditional insurers reduced the incentive for insureds to enter alternative market vehicles such as those offered by the Company's Corporate Risk Management segment. Beginning in early 2000, the amount of competition for workers' compensation business declined and pricing began to improve. This was due to poor reported underwriting results in the workers' compensation market.

   As a percentage of total fee income, workers' compensation decreased from over 80% at December 31, 1994 to 53% at December 31, 2000. This is a result of the Company writing accounts in other lines of coverage such as, accident and health, commercial, auto liability, auto physical damage and other liability coverages, as well as the expansion of the Company's Financial Services segment.

Specialty Brokerage

   The Company's Specialty Brokerage business segment provides access to alternative risk transfer insurers and reinsurers in Bermuda, Europe and the U.S. Fees in this segment grew by 8% to $14.8 million in the year as a result of increased business placed in Bermuda and London. Profit margins decreased to 31% from 38% in 1999 due to increased operating expenses, but improved from 25% in 1998 as a result of increased revenues.

Financial Services

   The Financial Services business segment provides administrative services primarily to offshore mutual funds and other companies. This segment also includes the Company's family of proprietary mutual funds, asset accumulation life insurance products for the high net worth market and trust and private client services.

Financial Services accounted for 14% of total fee income for 2000, up from 11% for 1999 and 9% in 1998. Fees from Financial Services increased primarily as a result of an increase in mutual fund assets under administration from $12.2 billion in 1998 and $21.3 billion in 1999, to $36.7 billion at December 31, 2000. Profit margins improved from 4% in 1998 to 7% in 1999 and 18% in 2000 due to these increased fees. Margins in the Financial Services segment have been adversely affected by the executive incentive plan implemented in 1998. The effect of this executive incentive plan ended on December 31, 2000. Excluding the effect of the executive incentive plan, the profit margins in this segment would have been 18%, 17% and 22% for the years ended December 31, 1998, 1999 and 2000 respectively.

Underwriting

   Premiums earned increased 40% to $254.5 million in 2000 from $177.7 million in 1999 and $157.3 million in 1998. These increases are attributable to the shift in business from the Corporate Risk Management segment to the Program Business segment and the strong growth within this segment. Program Business usually involves higher premiums than business derived from the Corporate Risk Management segment due to new policies constantly being added by agents. Premiums earned represent the net premiums retained by the Company on which it bears underwriting risk. The Company believes that, due to the nature of the business written and the structure of its reinsurance, both the volatility of underwriting profit or loss and the probability of experiencing a severe underwriting loss are less than would ordinarily be expected for a traditional property/casualty insurer. Historically, the level of premiums earned has been closely matched by the level of total insurance costs, resulting in small amounts of underwriting loss as a percentage of premiums earned. The fact that premiums earned have historically matched total insurance costs means that even a significant fluctuation in premiums earned should have a relatively insignificant impact on the Company's net income. However, in 1999 and 2000, losses incurred under certain programs, the charge against reinsurance recoverables and the increases in net loss reserves caused underwriting losses to be higher than historical levels.

   In 2000, the Company established an additional provision of $69.0 million (1999--$12.3 million; 1998--Nil). This provision includes $35.0 million related to actual and anticipated losses incurred due to the failure or unwillingness of a small number of reinsurers to honor their obligations to the Company. While the Company is actively pursuing resolutions of these disputes with the reinsurers, the provision reflects what the Company believes is the likely cost of bringing such matters to a timely resolution. In order to bring these matters to resolution, the Company has included $9.0 million in the provision for estimated legal and other settlement costs. The provision also includes $18.0 million for additional terminated programs, credit exposures and the associated loss development on these programs. Finally, $7.0 million was set up for adverse net loss reserve development on prior underwriting years. The 1999 reserve amount of $12.3 million relates primarily to provisions established in the third quarter of 1999 on a number of terminated programs.

   Included in premiums earned are assigned risk premiums of $1.2 million in 2000 as compared to $1.8 million in 1999 and $2.5 million in 1998. The underwriting losses associated with these assigned risk premiums, together with other charges imposed by certain states on voluntary insurers such as Legion to support involuntary market losses ("residual market loads"), are passed on by Legion to clients' accounts.

   Other than the risks discussed above, the Company's principal exposure to underwriting loss exists in relation to the premium associated with:

  . the Company's retention of a portion of its main reinsurance treaty, which covers the specific and aggregate excess risk on most of the Company's Corporate Risk Management business written by Legion and some of Legion's Program Business; and

  .  the premium associated with certain "limited risk" programs.

   In connection with its main reinsurance treaty participation, the Company may experience volatility in the underwriting results. The portion of the Company's premiums earned which relate to this risk was $4.1 million in 2000 as compared to $2.4 million in 1999 and $2.1 million in 1998. The Company incurred an underwriting loss of $15.2 million in 2000, $1.6 million in 1999 and $2.4 million in 1998 related to this risk.

   For risks retained under "limited risk" programs, the Company may experience an underwriting loss, but the volatility of this business is limited in nature. The portion of the Company's premiums earned that relate to this risk was $21.0 million in 2000, as compared with $1.7 million in 1999 and nil in 1998. The Company incurred an underwriting loss as a result of this risk of $0.4 million in 2000 (1999 and 1998--nil). This increase in "limited risk" premiums is primarily a result of a restructuring of the Company's Small Business Underwriters program.

Financial and Credit Risk

   The Company generally requires each Corporate Risk Management client to indemnify it against an underwriting loss. The client normally provides collateral for at least the difference between the funds available in that client's account and the level of expected losses as actuarially determined by the Company, although in certain circumstances the collateral level is below the level of expected losses. This is also the case for Program Business clients who participate in an IPC Program. For Program Business that does not involve an IPC Program, reinsurance protection is purchased by the Company to minimize its underwriting risk. The Company faces a credit exposure in the event that losses exceed their expected level and the client is unable or unwilling to honor its indemnity to the Company. The Company also faces credit exposure on both Program and Corporate Risk Business if its clients or brokers fail to pay the premium due, through failure of the program manager or broker to properly administer the program and through the failure of reinsurers to honor their obligations. Lastly, the Company is exposed to underwriting risk if losses incurred under programs exceed their reinsurance limits or where there is a gap in purchased reinsurance cover.

   In the normal course of operations, the Company establishes provisions as a result of its exposures from certain clients and programs. Depending on the nature of the exposure, these provisions generally reduce the amount of reinsurance recoverable and/or accounts receivable or increase the reserve for losses and loss expenses. On an inception-to-date basis, these provisions totaled $28.3 million at December 31, 2000, $18.0 million in 1999 and $7.3 million in 1998. The 1999 and 2000 provisions are net of a reinsurance recovery under a contingency excess of loss policy.

   While the Company evaluates the financial condition of its clients, brokers and reinsurers to minimize its exposure to losses from insolvencies, its exposure to such losses has increased significantly due to the following factors:

   . the increase in the number of accounts and their inherent growth in premium volume;

   .  the increase in the clients' aggregate retentions since 1991;

   . the increase in amounts recoverable from reinsurers to $2.3 billion at December 31, 2000 from $1.7 billion at December 31, 1999 and $1.1 billion at December 31, 1998; and

   . competitive factors, which have limited the amount of collateral that clients are willing to provide.

Investment Income

   Gross investment income increased by $7.2 million in 2000 to $43.4 million from $36.2 million in 1999 and $35.2 million in 1998. Net investment income, after adjusting for investment income payable to others, increased by 17% to $39.3 million in 2000 from $33.6 million in 1999 and $29.6 million in 1998. The increase in net investment income for 2000 includes $3.7 million of investment income from a special purpose entity, Endeavour Real Estate Securities Ltd ("Endeavour") recorded in the first quarter of 2000. In the second quarter of 2000, the ownership structure of Endeavour was changed so that it is no longer consolidated on a line by line basis, but is accounted for on an equity basis. The increase in net investment income for 1999 is due, in part, to the inclusion of investment income from one of the Company's programs, accounted for as claims deposit liabilities, which added $2.8 million for the year. Net invested assets decreased slightly to

$503.6 million in 2000 from $527.1 million in 1999 and $439.3 million in 1998. The yield on these assets was 7.6% in 2000, up from 6.9% in 1999 and 1998. The Company's investment income is produced through the investment of its capital funds, long term debt, other funds held representing amounts due others and reserves held by the Company for unearned premiums and unpaid losses.

Expenses

   The breakdown of expenses for each of 2000, 1999 and 1998 is set forth in Table III.

 Table III--Expenses

                                                Year ended December 31,
                                        ----------------------------------------
                                          2000   Growth   1999   Growth   1998
                                        -------- ------ -------- ------ --------
                                                     (In thousands)
   Losses incurred..................... $227,155   54%  $147,705   89%  $ 78,258
   Acquisition costs...................  110,226  114     51,582   98     26,061
                                        --------        --------        --------
   Total insurance costs...............  337,381   69    199,287   91    104,319
   Operating expenses..................  155,453   21    128,524   26    101,687
   Interest expense....................   19,192  182      6,807    0      6,819
   Other expenses......................    4,188   55      2,701   27      2,119
                                        --------        --------        --------
     Total............................. $516,214   53%  $337,319   57%  $214,944
                                        ========        ========        ========

   The underwriting loss increased to $82.9 million for 2000, as compared to $17.5 million in 1999 and $2.4 million in 1998. The 2000 underwriting loss includes a provision related primarily to reinsurance recoverables in the amount of $69.0 million, pre-tax. Except for this provision, the fluctuations in total insurance costs are the direct result of fluctuations in premiums earned. This resulted in a $60.0 million increase in losses and loss expenses incurred and a $9.0 million increase in acquisition costs, offset by a $22.9 million reduction in income taxes. The 1999 amount includes a provision related to net losses incurred on a number of terminated programs of $12.3 million, pre-tax. Losses incurred also increased in 1999 and 2000 as a result of the decreased use of large deductible policies and the increase in Program Business. Acquisition costs were higher in 2000 due to legal expenses related to reinsurance disputes and increased payroll audit expenses.

   Operating expenses increased 26% to $128.5 million in 1999 and by 21% to $155.5 million in 2000. The primary factors responsible for the increases in operating expenses were:

   . the increased cost of administering the Company's highly regulated policy-issuing subsidiaries, as the volume of policies issued increased;

   . increased personnel costs in all areas, caused by an increase in the number of full time employees from 934 in 1998 to 1,143 in 1999 to 1,373 in 2000. Included in the 2000 increase are additional Program Operations personnel, whose duties include oversight of all managing general agents and implementing exit strategies for poorly performing programs; and

   . the effect of acquisitions, including Avreco, Compfirst's TPA operations, Professional Risk Management Services, Inc., expansion of captive management operations to the Cayman Islands and of Financial Services in the U.S. and Ireland.

   Interest expense increased by $12.4 million to $19.2 million for the year over $6.8 million in both 1999 and 1998 as a result of increased debt, higher interest rates and Endeavour interest, offset in part by a reduction in debenture interest.

   The charges for income taxes represent effective tax rates of 11.7%, (0.7)% and 104.0% in 1998 through 2000 respectively. The reduced tax rate in 1998 and 1999 is due to increased earnings outside of the United States. The tax rate in 2000 reflects the net loss incurred during the year as a result of provisions established on reinsurance recoverables. The Legion Companies, as insurance companies in the United States, are subject to income tax on an accelerated basis and, as a result, a deferred tax benefit was carried on the Consolidated Balance Sheets of $34.5 million in 2000 and $4.2 million in 1999.

Liquidity and Capital Resources

Investments

   At December 31, 2000, the market value of the Company's total marketable investments was $573.1 million, as compared to $607.3 million at December 31, 1999. In accordance with SFAS 115, investments held as available for sale are reported at fair market value with unrealized gains and losses included as a separate component of shareholders' equity. These investments generally consist of investment grade fixed-income securities that the Company believes are readily marketable and could be liquidated to meet cash requirements, if necessary.

Cash Flow

   In the first quarter of 2000, the Company repurchased $222.0 million face amount of its convertible exchangeable subordinated debentures due 2015 at a cost of $101.3 million. As a result, the Company incurred an extraordinary loss on the extinguishment of the debentures of $4.3 million, net of tax.

   The Company completed the refinancing of its former bridge loan facility in the third quarter of 2000. Amounts outstanding under the bridge loan facility were refinanced with a $180.0 million, three year syndicated bank facility and a private placement of $40.0 million of 33-month floating rate trust preferred securities, known as Rhinos, with a trust organized by Banc of America Securities LLC. The Company is required to make quarterly interest payments on the bank facility and Rhinos at contractually agreed upon rates.

   As mentioned previously, the Company is involved in ongoing arbitration. Some of the Company's business has been unprofitable to reinsurers and certain of these reinsurers have chosen to dispute their obligation to pay the Company. As a result, it has experienced delays in recovering reinsurance payments in its Program Business segment. At December 31, 2000, the Company was involved in five arbitration proceedings to collect disputed balances due from reinsurers. The Company had paid $56.1 million in losses and loss expenses, for which it had not been reimbursed. In addition, the Company estimates that it will ultimately pay another $83.3 million in unpaid losses and loss expenses in relation to the disputed business.

   One of these arbitration proceedings involves a series of accident and health programs written by the Company from 1997 through 1999 and accounted for $37.4 million of the unreimbursed paid losses and an estimated $7.0 million of the unpaid losses. The Company received a good-faith payment from the reinsurers of $12.3 million in February 2001. This dispute involves a number of syndicates at Lloyd's, as well as a number of other reinsurers, and is presently in non-binding mediation. If this mediation does not resolve the dispute, it will be arbitrated in Philadelphia, Pennsylvania.

   Two of the arbitration proceedings, involving a number of reinsurance treaties, are with U.S. life insurance companies that wrote workers' compensation reinsurance. These life insurance companies are no longer writing workers' compensation reinsurance and are believed by the Company to be disputing similar obligations to other property casualty insurers. Both of these disputes will be arbitrated in Philadelphia, Pennsylvania. The first arbitration is scheduled for April 2001 and the second for July 2001. At December 31, 2000, these disputes involved $13.6 million in paid claims and an estimated $47.6 million in unpaid claims.

   The two remaining arbitration proceedings involve claims under individual reinsurance agreements with two reinsurers and involve $5.1 million of paid claims and an estimated $28.7 million of unpaid claims. In each of these disputes, the Company is in settlement discussions with the reinsurers and arbitration panels have not yet been selected.

   In addition to the reinsurance disputes discussed above, the Company was involved in a terminated property program written in 1998 and 1999, where the Company acted as both a reinsurer and a direct writer of property insurance. In 1999, the Company established a reserve with respect to this terminated program of $4.7 million. The Company and its lead reinsurers, which also issued some of this business directly, are presently investigating this business and negotiating a cooperation agreement. The Company has denied certain reinsurance claims presented to it, which will be subject to arbitration. In addition, one of the Company's quota share reinsurers, representing approximately 6% of the Company's quota share reinsurance, is questioning certain ceded claims, and this dispute will also be the subject of arbitration.

   These disputes have adversely affected operating cash flow, however the Company still produced positive cash flow from operations of $12.9 million during 2000, as compared to $20.6 million in 1999 and $62.4 million in 1998. The inability of the Company to settle these disputes favorably or in a timely manner will continue to strain its operating cash flow. The Company will attempt to aggressively resolve these disputes on acceptable terms. Any future reinsurance disputes could significantly affect future operating cash flow. The Company believes that its cash flow from Corporate Risk Management, Specialty Brokerage and Financial Services will not be affected by disputes and will assist the Company in financing its current operations and meeting its commitments under its debt facilities.

Insurance Operations

   At the end of 2000 and 1999, 64% and 61% respectively of the Company's total marketable investments were held by the Company's policy-issuing subsidiaries in the United States. These companies are restricted by regulation in the amount of dividends they can pay without prior regulatory approval to $46.0 million in 2001 (based on 2000 results) and will continue to face these restrictions in the future. During 2000, they paid a dividend of $8.0 million. They are also required to maintain certain deposits with, or supply letters of credit to, regulatory authorities which totaled $190.6 million at December 31, 2000 ($63.8 million of deposits and $126.8 million of letters of credit) as compared to $166.4 million at December 31, 1999 ($59.6 million of deposits and $106.8 million of letters of credit).

   On December 26, 2000, A. M. Best Company ("A.M. Best") lowered its financial strength rating of Legion from A to A-. This rating also applies to the five members of IPC Group. A.M. Best has expressed concerns regarding Legion's exposure to a high level of reinsurance recoverables, operational strain caused by rapid growth in program business over the past few years, the ongoing need to augment capital in support of rapid growth and reduced cash flow stemming from disputed reinsurance recoverables. These issues, combined with A.M. Best's view that the Company's financial flexibility has been reduced, resulted in this rating action. In February 2001, A.M. Best placed their rating under review with negative implications. A.M. Best has indicated that Legion requires additional capital to support its rating and that affirmation of the group's A-rating is dependent on the Company raising and contributing capital to Legion over the near term.

   The Company believes that a further downgrade by A.M. Best would be detrimental to ongoing business and that it would lead to a significant reduction in the amount of business that the Company would be able to write which, in turn, would reduce the amount of fee income.

   On March 1, 2001, Standard & Poor's Rating Services ("S&P") lowered its counter party credit and financial strength rating to A- and lowered its counter party credit and senior debt rating to BBB-. S&P also removed its CreditWatch status and gave these ratings a stable outlook.

   In response to the concerns of the rating agencies, the Company has engaged investment banking firms to review strategic capital raising alternatives.

   A widely accepted factor used by regulators and rating agencies in evaluating insurance companies is the ratio of net premiums written to policyholders' surplus, which is an indication of the degree to which an insurer is leveraged. Because of the low level of net premiums written, the Company has experienced a relatively low ratio of approximately 0.6:1 in 2000, 0.6:1 in 1999 and 0.5:1 in 1998 and we expect to experience relatively low ratios in the future. Due to the nature of the Company's operations, a more appropriate indication of leverage is the ratio of gross premiums written to policyholders' surplus, which was 3.8:1 in 2000 and 3.6:1 in both 1999 and 1998. The National Association of Insurance Commissioners ("NAIC") has established that an "unusual value" for this ratio would be 9:1 or higher. The Company has adopted a policy that this ratio should not exceed 4:1.

   NAIC has adopted a risk-based capital ("RBC") formula to be applied to all property/casualty insurance companies. The formula measures capital and surplus needs based on an insurance company's products and investment portfolio and is to be used as a tool to identify weakly capitalized companies. An insurance company that does not meet the threshold RBC measurement standards could be required to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. At December 31, 2000, the Company's policy-issuing subsidiaries met the RBC requirements with a combined required risk-based capital of $161.9 million and an actual adjusted capital of $374.8 million (1999--$121.0 million and $347.4 million).

Shareholders' Equity

   Shareholders' equity decreased by 2% to $351.5 million at December 31, 2000 from $358.1 million at December 31, 1999. This decrease was attributable to the net loss in 2000 and dividends paid, less the value of shares issued on the exercise of employee stock options. During 2000, the total number of common shares outstanding increased to 41,614,649 from the 1999 level of 41,205,191, mainly as a result of the exercise of employee stock options.

Total Assets

   Total assets increased to $4.9 billion at December 31, 2000, a 20% increase from $4.0 billion at December 31, 1999. Reinsurance recoverable grew from $1.7 billion in 1999 to $2.3 billion in 2000. This increase, which is largely offset by significant development in the reserve for losses and loss expenses, is due to the greater amount of reinsurance utilized in connection with the Company's Program Business. Assets held in separate accounts accounted for $799.8 million, or 16%, of total assets in 2000 and $693.4 million, or 17%, in 1999. As detailed in note 2A to the Consolidated Financial Statements, these assets are principally managed assets attributable to participants in the Company's IPC Programs.

Inflation

   The Company does not believe its operations have been materially affected by inflation. The potential adverse impacts of inflation include: (a) a decline in the market value of the Company's fixed maturity investment portfolio; (b) an increase in the ultimate cost of settling claims which remain unresolved for a significant period of time; and (c) an increase in the Company's operating expenses. However, the Company generally holds its fixed-income investments to maturity and currently believes that an acceptable amount is included in the yield to compensate the Company for the risk of inflation. In addition, any increase from inflation in the ultimate cost of settling unpaid claims will be borne by the Company's clients and offset by investment income earned for the benefit of the client during the period that the claim is outstanding. Finally, the increase in operating expenses resulting from inflation should generally be matched by similar inflationary increases in the client's premium and the Company's fee income, which includes a fee based upon a percentage of the client's premium.

Market Sensitive Instruments

   Market risk generally represents the risk of loss that may result from potential changes in the value of a financial instrument due to a variety of market conditions. The Company's exposure to market risk is generally limited to potential losses arising from changes in the level or volatility of interest rates on market values of investment holdings and on a credit facility. The Company's exposure to movements in exchange rates and equity prices is limited. The Company does not hold or issue significant derivative financial instruments for trading or speculative purposes.

 a) Interest Rate Risk

   Interest rate risk results from the Company' holdings in interest-rate-sensitive instruments. The Company is exposed to potential losses arising from changes in the level or volatility of interest rates on fixed rate instruments held. The Company is also exposed to credit spread risk resulting from possible changes in the issuer's credit rating. To manage its exposure to interest rate risk, the Company attempts to select investments with characteristics that match the characteristics of the related insurance and contract holder liabilities. Additionally, the Company generally only invests in higher-grade interest bearing instruments.

   The Company is also exposed to interest rate risk on the $180.0 million credit facility, which bears interest at LIBOR plus 0.95%, and on the $40.0 million of floating rate trust preferred securities, on which distributions are payable at LIBOR plus 1.50%. The proceeds of the credit facility were used to refinance the $217.0 million outstanding under a bridge loan facility.

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

   The tables below provide information about the Company's available for sale investments that are sensitive to changes in interest rates at December 31, 2000 and 1999, respectively. The tables present expected cash flows and related weighted-average interest rates by expected maturity dates. Separate account assets and liabilities are not included in this analysis as gains and losses related to these accounts generally accrue to the program holders. There were no material quantitative changes in market risk exposure between the current and preceding fiscal year with respect to available for sale investments.

 Year Ended December 31, 2000--Expected Maturity Date

                                                                              Fair
                         2001  2002   2003   2004   2005   Thereafter Total  Value
                         ----  -----  -----  -----  -----  ---------- ------ ------
                         (dollars in millions, except average interest rates)
Assets
Investments available
 for sale............... $9.8  $35.0  $29.5  $22.8  $15.1    $196.2   $308.4 $304.9
Average interest rate...  5.2%   6.3%   7.0%   6.6%   6.6%      6.4%

 Year Ended December 31, 1999--Expected Maturity Date

                                                                               Fair
                         2000   2001   2002   2003   2004   Thereafter Total  Value
                         -----  -----  -----  -----  -----  ---------- ------ ------
                          (dollars in millions, except average interest rates)
Assets
Investments available
 for sale............... $29.3  $40.5  $50.1  $50.3  $52.3    $137.8   $360.3 $352.3
Average interest rate...   5.9%   6.6%   6.3%   6.7%   7.1%      6.4%

Acquisitions

   In October 2000, the Company announced the acquisition of certain entities associated with the American Psychiatric Association's professional liability program. The entities acquired include a Barbados insurance company, an onshore risk retention group and Professional Risk Management Services, Inc. ("PRMS"), a Virginia based managing general agent with special expertise in behavioral health-care liability and risk management. PRMS is responsible for the marketing, underwriting and claims administration associated with the professional liability program. Legion has been the program's primary insurance carrier since 1988 and will continue to issue coverage for the program.

   During the year, the Company also entered into an agreement to acquire Valmet Group Ltd. ("Valmet"). Valmet is an independent fiduciary company, providing trust and corporate services through offices in the Isle of Man, Amsterdam, Geneva, Gibraltar, Cyprus, Dublin and Mauritius. Valmet employs 122 people and earned revenues of approximately $13.7 million in 2000. This transaction was completed in January 2001.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" which was amended by Statement 138 in June 2000. The Statement requires the recording of all derivative instruments as assets or liabilities, measured at fair value and is effective for fiscal years beginning after June 15, 2000. The Company has had only limited involvement with derivative financial instruments and does not use them for trading or speculative purposes. They have been used to manage interest rate risk. The Company adopted FAS 133 on January 1, 2001. The Statement has not had a material impact on its financial position or results of operations.

   The NAIC's codification of statutory accounting practices is effective for fiscal years beginning January 1, 2001. The rules affect the recording of certain assets and liabilities for statutory purposes, and, as a result, will have an impact on statutory surplus. The Company's adoption of this practice on January 1, 2001 has not decreased its statutory surplus.

Safe Harbor Disclosure for Forward-Looking Statements

   The above Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that reflect management's current views with respect to future events and financial performance and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. In some cases, readers can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue." In particular, these statements include our expectations regarding growth of our Program Business during 2001, the size and profitability of existing programs, pricing rates, competition and renewals of programs, our beliefs regarding profit margins in our Corporate Risk Management segment, pricing, the sale of Corporate Risk Management accounts and associated fees, our beliefs regarding the volatility of underwriting profit or loss, the probability of experiencing a severe underwriting loss and the impact of fluctuations in premiums earned on net income, the sufficiency of our loss reserves, the outcome of disputes and arbitrations and our beliefs regarding the impact of inflation. These statements involve known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those in the forward-looking statements. Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. The factors that could cause results, performance and achievements to differ materially from these forward looking statements are discussed in "Business--Risk Factors."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   See Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Our consolidated financial statements for the years ended December 31, 2000, 1999 and 1998 are filed herewith in response to Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

  A. Exhibits

   Exhibit
     No.                                Description
   -------                              -----------
     3.1   Memorandum of Association.(1)

     3.2   Bye-Laws of Registrant.(4)

     3.3   Bye-Laws of IPC Mutual Holdings Ltd.(1)

     4.1   Form of Stock Certificate.(1)

     4.2   Indenture dated as of October 30, 1995 relating to the Company's
           Zero Coupon Convertible Exchangeable Subordinated Debentures due
           2015.(5)

     4.3 Guarantee Agreement, dated as of September 21, 2000, by and among Mutual Risk Management Ltd., Mutual Group Ltd. and The Chase
           Manhattan Bank, as trustee.(8)

     4.4   Common Securities Guarantee Agreement, dated as of September 21,
           2000, by Mutual Group Ltd. and Mutual Risk Management Ltd.(8)

     4.5   Amended and Restated Trust Agreement, dated as of September 21,
           2000, of MRM Capital Trust I.(8)

     4.6 Senior Note Purchase Agreement, dated as of September 21, 2000, by and between Mutual Group Ltd. and MRM Capital Trust I.(8)

     4.7   Purchase Agreement, dated as of September 21, 2000, by and among MRM
           Capital Trust I, Mutual Group Ltd., Mutual Risk Management Ltd. and
           Intrepid Funding Master Trust.(8)

    10.1   1991 Long Term Incentive Plan.(2)(3)

    10.2   Form of Director's Stock Option Grant Agreement.(2)(3)

    10.3   Form of Non-Qualified Stock Option Grant Agreement.(2)(3)

    10.4   Form of Shareholders Agreement relating to the IPC Program.(1)

    10.5   Agreement between Mutual Risk Management (Bermuda) Ltd. and Robert
           A. Mulderig relating to Hemisphere Trust Company Limited.(6)

    10.6   Directors Deferred Cash Compensation Plan.(3)(5)

    10.7   Directors Restricted Stock Plan.(3)(5)

    10.8   Deferred Compensation Plan.(7)

    10.9   1998 Long Term Incentive Plan.(7)

    10.10 Senior Indenture, dated as of September 21, 2000, by and among Mutual Group Ltd., Mutual Risk Management Ltd. and The Chase
           Manhattan Bank, as trustee.(8)

    10.11 First Supplemental Indenture, dated as of September 21, 2000, by and among Mutual Group Ltd., Mutual Risk Management Ltd. and The Chase
           Manhattan Bank, as trustee.(8)

    10.12  Remarketing and Contingent Purchase Agreement, dated as of September
           21, 2000, by and among Mutual Group Ltd., Mutual Risk Management
           Ltd., MRM Capital Trust I and Banc of America Securities LLC.(8)

   Exhibit
     No.                               Description
   -------                             -----------
    10.13  Forward Underwriting Agreement, dated as of September 21, 2000, by and between Banc of America Securities LLC and Mutual Risk
           Management Ltd.(8)

    10.14 Subscription Agreement, dated as of September 21, 2000, by and between MRM Capital Trust I and Mutual Group Ltd.(8)

    10.15  Credit Agreement Dated As of September 21, 2000 among Mutual Risk
           Management Ltd., Mutual Group Ltd. and Lenders party thereto and
           Bank of America , N.A. as agent.

    12.1   Computation of Ratio of Earnings to Fixed Charges.

    21.1   List of subsidiaries.

    23.1   Consent and Reports of Ernst & Young.

    24     Powers of Attorney.

--------
(1) Incorporated by reference to Form S-1 Registration Statement (No. 33-40152) of Mutual Risk Management Ltd. declared effective June 25, 1991.
(2) Incorporated by reference to the 1991 Annual Report on Form 10-K of Mutual Risk Management Ltd.
(3) This exhibit is a management contract or compensatory plan or arrangement.
(4) Incorporated by reference to Form 10-Q of Mutual Risk Management Ltd. for the period ended June 30, 1996.
(5) Incorporated by reference to 1995 Annual Report on Form 10-K of Mutual Risk Management Ltd.
(6) Incorporated by reference to 1996 Annual Report on Form 10-K of Mutual Risk Management Ltd.
(7) Incorporated by reference to 1998 Annual Report on Form 10-K of Mutual Risk Management Ltd.
(8) Incorporated by reference to quarterly report on Form 10-Q for the period ended September 30, 2000 of Mutual Risk Management Ltd.

  B. Financial Statements and Financial Statement Schedules

      Independent Auditors' Report......................................... F-1
      Consolidated Financial Statement..................................... F-2
      Notes to Consolidated Financial Statements........................... F-6
      Schedule II--Condensed Financial Information of Registrant........... S-1
      Schedule VI--Supplementary Insurance Information..................... S-4

   All other schedules required by Article 7 of Regulation S-X are not required under the related instructions, are inapplicable or are included elsewhere in this filing, and therefore have been omitted.

  C. Reports on Form 8-K

   The registrant filed a report on Form 8-K on February 15, 2001 concerning the Company's fourth quarter 2000 results.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda, on April 2, 2001.

                                          Mutual Risk Management ltd.

                                                 /s/ Robert A. Mulderig
                                          By: _________________________________
                                                Chairman and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Robert A. Mulderig           Chairman and Chief            April 2, 2001
______________________________________  Executive Officer
          Robert A. Mulderig

      /s/ John Kessock, Jr.            President, Director and       April 2, 2001
______________________________________  Authorized U.S.
          John Kessock, Jr.             Representative

      /s/ Richard G. Turner            Executive Vice President      April 2, 2001
______________________________________  and Director
          Richard G. Turner

      /s/ Glenn R. Partridge           Executive Vice President      April 2, 2001
______________________________________  and Director
          Glenn R. Partridge

         /s/ Andrew Cook               Senior Vice President and     April 2, 2001
______________________________________  Chief Financial Officer
             Andrew Cook                (Principal Financial and
                                        Accounting Officer)

       /s/ Roger E. Dailey             Director                      April 2, 2001
______________________________________
           Roger E. Dailey

        /s/ David J. Doyle             Director                      April 2, 2001
______________________________________
            David J. Doyle

       /s/ Arthur E. Engel             Director                      April 2, 2001
______________________________________
           Arthur E. Engel

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Allan W. Fulkerson            Director                      April 2, 2001
______________________________________
          Allan W. Fulkerson

   /s/ William F. Galtney, Jr.         Director                      April 2, 2001
______________________________________
       William F. Galtney, Jr.

     /s/ Jerry S. Rosenbloom           Director                      April 2, 2001
 _____________________________________
         Jerry S. Rosenbloom

     /s/ Norman L. Rosenthal           Director                      April 2, 2001
______________________________________
          Norman L.Rosenthal

      /s/ Joseph D. Sargent            Director                      April 2, 2001
______________________________________
          Joseph D. Sargent

To The Board of Directors and Shareholders Mutual Risk Management Ltd.

We have audited the accompanying consolidated balance sheets of Mutual Risk Management Ltd. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of (loss) income and comprehensive (loss) income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mutual Risk Management Ltd. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                    /s/ Ernst & Young

Hamilton, Bermuda
February 15, 2001

                          MUTUAL RISK MANAGEMENT LTD.

                          CONSOLIDATED BALANCE SHEETS

                                                    At December 31,
                                           ----------------------------------
                                                 2000              1999
                                           ----------------  ----------------
                                           (in thousands except share data)
                 ASSETS
Cash and cash equivalents................          $202,015  $        155,387
Investments--Held as available for sale
 at fair value (Amortized cost $381,910;
 1999--$466,857).........................           371,074           451,920
Total marketable investments.............           573,089           607,307
Other investments........................            35,201            28,426
Investment income due and accrued........             5,948             5,173
Accounts receivable......................           592,852           564,590
Reinsurance recoverable..................         2,307,466         1,729,936
Deferred expenses........................            67,461            30,406
Prepaid reinsurance premiums.............           346,223           281,078
Fixed assets.............................            34,152            28,880
Deferred tax benefit.....................            34,503             4,233
Goodwill.................................            56,219            52,924
Other assets.............................             6,758             6,831
Assets held in separate accounts.........           799,777           693,390
                                           ----------------  ----------------
Total Assets.............................        $4,859,649        $4,033,174
                                           ================  ================


   LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
Reserve for losses and loss expenses.....        $2,529,183        $1,860,120
Reserve for unearned premiums............           426,069           335,265
Pension fund reserves....................            56,191            67,981
Claims deposit liabilities...............            25,407            27,924
Accounts payable.........................           310,590           353,966
Accrued expenses.........................            15,655            11,054
Taxes payable............................            24,139            23,181
Loans payable............................           220,000           117,000
Other loans payable......................             3,595             4,049
Prepaid fees.............................            68,529            58,026
Debentures...............................            13,673           110,898
Other liabilities........................            15,308            12,176
Liabilities related to separate
 accounts................................           799,777           693,390
                                           ----------------  ----------------
Total Liabilities........................         4,508,116         3,675,030
                                           ----------------  ----------------


SHAREHOLDERS' EQUITY
Common Shares--Authorized 180,000,000
 (par value $0.01) Issued and outstanding
 41,614,649 (excluding 2,728,816
 cumulative shares held in treasury)
 (1999--41,205,191) .....................               416               412
Additional paid-in capital...............           117,188           110,755
Accumulated other comprehensive (loss)...           (10,836)          (14,937)
Retained earnings........................           244,765           261,914
Total Shareholders' Equity...............           351,533           358,144
                                           ----------------  ----------------
Total Liabilities & Shareholders'
 Equity..................................        $4,859,649        $4,033,174
                                           ================  ================

          See accompanying notes to consolidated financial statements

                          MUTUAL RISK MANAGEMENT LTD.

                    CONSOLIDATED STATEMENTS OF (LOSS) INCOME
                        AND COMPREHENSIVE (LOSS) INCOME

                                              Year ended December 31,
                                        ---------------------------------------
                                           2000           1999         1998
                                        -----------    -----------  -----------
                                        (In thousands except share and per
                                                    share data)
REVENUES
  Fee income..........................  $   207,513    $   177,711  $   157,271
  Premiums earned.....................      254,505        181,798      101,913
  Net investment income...............       39,332         33,616       29,590
  Realized capital (losses)...........       (4,735)        (5,199)      (1,003)
  Other income (loss).................        1,202           (300)         143
                                        -----------    -----------  -----------
  Total Revenues......................      497,817        387,626      287,914
                                        -----------    -----------  -----------
EXPENSES
  Losses and loss expenses incurred...      227,155        147,705       78,258
  Acquisition costs...................      110,226         51,582       26,061
  Operating expenses..................      155,453        128,524      101,687
  Interest expense....................       19,192          6,807        6,819
  Other expenses......................        4,188          2,701        2,119
                                        -----------    -----------  -----------
  Total Expenses......................      516,214        337,319      214,944
                                        -----------    -----------  -----------
(LOSS) INCOME BEFORE INCOME TAXES,
 MINORITY INTEREST AND EXTRAORDINARY
 LOSS.................................      (18,397)        50,307       72,970
  Income Taxes........................      (19,133)          (365)       8,536
                                        -----------    -----------  -----------
INCOME BEFORE MINORITY INTEREST AND
 EXTRAORDINARY LOSS...................          736         50,672       64,434
  Minority interest...................          509            (52)          93
                                        -----------    -----------  -----------
INCOME BEFORE EXTRAORDINARY LOSS......        1,245         50,620       64,527
Extraordinary loss on extinguishment
 of debt, net of tax..................        6,827            182          --
                                        -----------    -----------  -----------
NET (LOSS) INCOME.....................       (5,582)        50,438       64,527
OTHER COMPREHENSIVE INCOME (LOSS), NET
 OF TAX
  Unrealized gains (losses) on
   investments, net of
   reclassification adjustment........        4,101        (19,393)         421
                                        -----------    -----------  -----------
COMPREHENSIVE (LOSS) INCOME...........  $    (1,481)   $    31,045  $    64,948
                                        ===========    ===========  ===========
EARNINGS PER COMMON SHARE
  Net (loss) income:
  Basic...............................  $     (0.14)   $      1.18  $      1.56
  Diluted.............................  $     (0.14)   $      1.14  $      1.42
  Dividends per Common Share..........  $      0.28    $      0.25  $      0.21
                                        ===========    ===========  ===========
  Weighted average number of Common
   Shares outstanding--Basic..........   41,244,621     42,797,133   41,275,156
                                        ===========    ===========  ===========
  Weighted average number of Common
   Shares outstanding--Diluted........   41,244,621(1)  49,606,913   50,233,147
                                        ===========    ===========  ===========

(1) Excludes the conversion of convertible debentures and options, which have an anti-dilutive effect.

          See accompanying notes to consolidated financial statements

                          MUTUAL RISK MANAGEMENT LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                      Change in             Common
                                           Treasury   Unrealized   Net      Shares    Dividend of
                         Opening   Shares   Shares       Gain    (loss)    Dividends    Acquired   Closing
                         Balance   Issued  Purchased  (Loss)(1)  Income   Declared(2) Companies(3) Balance
                         --------  ------- ---------  ---------- -------  ----------- ------------ --------
                                                         (In thousands)
Year ended December 31,
 2000
Common Shares........... $    412  $     5 $     (1)   $    --   $   --    $    --      $   --     $    416
Additional paid-in
 capital................  110,755    7,819   (1,386)        --       --         --          --      117,188
Accumulated other
 comprehensive (loss)
 income.................  (14,937)     --       --        4,101      --         --          --      (10,836)
Retained earnings.......  261,914      --       --                (5,582)   (11,567)        --      244,765
                         --------  ------- --------    --------  -------   --------     -------    --------
Total Shareholders'
 Equity at December 31,
 2000................... $358,144  $ 7,824 $ (1,387)   $  4,101  $(5,582)  $(11,567)    $   --     $351,533
                         ========  ======= ========    ========  =======   ========     =======    ========
Year ended December 31,
 1999
Common Shares........... $    422  $    16 $    (26)   $    --   $   --    $    --      $   --     $    412
Additional paid-in
 capital................  114,916   25,626  (29,787)        --       --         --          --      110,755
Accumulated other
 comprehensive income
 (loss).................    4,456      --       --      (19,393)     --         --          --      (14,937)
Retained earnings.......  223,372      --       --          --    50,438    (11,005)       (891)    261,914
                         --------  ------- --------    --------  -------   --------     -------    --------
Total Shareholders'
 Equity at December 31,
 1999................... $343,166  $25,642 $(29,813)   $(19,393) $50,438   $(11,005)    $  (891)   $358,144
                         ========  ======= ========    ========  =======   ========     =======    ========
Year ended December 31,
 1998
Common Shares........... $    399  $    23 $    --     $    --   $   --    $    --      $   --     $    422
Additional paid-in
 capital................   89,339   25,577      --          --       --         --          --      114,916
Accumulated other
 comprehensive income...    4,035      --       --          421      --         --          --        4,456
                         --------  ------- --------    --------  -------   --------     -------    --------
Retained earnings.......  169,801      --       --          --    64,527     (8,826)     (2,130)    223,372
                         ========  ======= ========    ========  =======   ========     =======    ========
Total Shareholders'
 Equity at December 31,
 1998................... $263,574  $25,600 $    --     $    421  $64,527   $ (8,826)    $(2,130)   $343,166
                         ========  ======= ========    ========  =======   ========     =======    ========

--------
(1) Net of reclassification adjustment, net of tax (see Note 8).
(2) Dividend per share amounts were $0.28, $0.25 and $0.21 for 2000, 1999 and 1998 respectively.
(3) Prior to the merger, International Advisory Services paid a cash dividend of $1.51 in 1998 based on the equivalent number of Common Shares that would have been outstanding on the dividend dates after giving effect to the pooling of interests in 1998. Captive Resources, Inc. paid cash dividends of $.51 and $2.05 in 1999 and 1998 respectively based on the equivalent number of Common Shares that would have been outstanding on the dividend dates after giving effect to the pooling of interests in 1999.

          See accompanying notes to consolidated financial statements

                          MUTUAL RISK MANAGEMENT LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year ended December 31,
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
                                                      (In thousands)
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income............................. $  (5,582) $  50,438  $  64,527
                                               ---------  ---------  ---------
Items not affecting cash:
  Depreciation................................    11,900      8,306      6,021
  Amortization of investments.................      (752)    (1,344)    (1,907)
  Net loss on sale of investments.............     4,991      5,587      1,498
  Other investment gains......................       --        (361)      (599)
  Amortization of convertible debentures......     1,396      5,997      6,605
  Deferred tax benefit........................   (30,270)    (1,004)     3,194
  Extraordinary loss on extinguishment of
   debt.......................................     6,827        182        --
  Other items.................................    (2,535)     2,072      1,570
Net changes in non-cash balances relating to
 operations:
  Accounts receivable.........................   (28,262)  (210,721)  (166,668)
  Reinsurance recoverable.....................  (577,531)  (650,373)  (448,866)
  Investment income due and accrued...........      (775)        79     (1,452)
  Deferred expenses...........................   (37,055)    (3,191)     2,777
  Prepaid reinsurance premiums................   (65,145)   (74,591)   (50,469)
  Other assets................................        72     (1,215)     2,050
  Reserve for losses and loss expenses........   669,062    669,694    473,965
  Prepaid fees................................    10,504     10,900      6,414
  Reserve for unearned premiums...............    90,804     93,372     53,504
  Accounts payable............................   (43,375)   110,548    102,331
  Taxes payable...............................       957      8,331       (161)
  Accrued expenses............................     4,601       (998)     3,896
  Other liabilities...........................     3,104     (1,074)     4,121
                                               ---------  ---------  ---------
NET CASH FROM OPERATING ACTIVITIES............    12,936     20,634     62,351
                                               ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investments--Available
   for sale...................................   369,584     85,312    145,745
  Proceeds from maturity of investments--
   Available for sale.........................    32,463     53,183     57,175
  Fixed assets purchased......................   (17,345)   (17,732)    (9,890)
  Investments purchased--Available for sale...  (321,338)  (153,949)  (268,868)
  Acquisitions and other investments..........   (11,905)   (10,130)   (28,886)
  Proceeds from sale of other investments.....       --         577      2,929
  Other items.................................       420        104          9
                                               ---------  ---------  ---------
NET CASH FROM (APPLIED TO) INVESTING
 ACTIVITIES...................................    51,879    (42,635)  (101,786)
                                               ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan repayment and interest received........  (117,453)       --         389
  Proceeds from loans payable.................   220,000    117,000        --
  Other loans received........................       --         511      1,379
  Extinguishment of convertible debentures....  (101,325)    (6,163)       --
  Proceeds from shares issued.................     7,824     11,209      8,055
  Purchase of treasury shares.................    (1,387)   (29,813)       --
  Claims deposit liabilities..................    (2,517)    (9,524)    (4,997)
  Pension fund reserves.......................   (11,790)   (11,773)    79,753
  Dividends paid..............................   (11,539)   (11,482)   (10,427)
                                               ---------  ---------  ---------
NET CASH (APPLIED TO) FROM FINANCING
 ACTIVITIES...................................   (18,187)    59,965     74,152
                                               ---------  ---------  ---------
Net increase in cash and cash equivalents.....    46,628     37,964     34,717
Cash and cash equivalents at beginning of
 year.........................................   155,387    117,423     82,706
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $ 202,015  $ 155,387  $ 117,423
                                               =========  =========  =========
Supplemental cash flow information:
Interest paid................................. $  17,796  $     810  $     214
Income taxes paid, net........................ $   8,597  $   3,217  $   5,622

          See accompanying notes to consolidated financial statements

                          MUTUAL RISK MANAGEMENT LTD.

         NOTES TO CONOSOLIDATED FINANCIAL STATEMENTS--DECEMBER 31, 2000

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and are presented in United States Dollars.

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

       (ii) Assets Held in and Liabilities Related to Separate Accounts

   A substantial majority of the assets and liabilities of the IPC Companies represents assets under management and related liabilities of the IPC Programs. The program holders, through their ownership of preferred shares in the IPC Companies, enter into a Preferred Shareholder Agreement. The preferred shares are redeemable after five years. The Preferred Shareholder Agreements provide for the payment of dividends to the preferred shareholders based on premiums earned, investment income, expenses paid and losses and loss expenses incurred in each separate account. The final dividend on a program is determined when all incurred losses in all underwriting years of a program are ultimately paid; the preferred shareholder may not terminate its indemnity obligation under the Preferred Shareholder Agreement before this time. Under the Preferred Shareholder Agreement the program holder assumes investment and underwriting risk and the IPC Company receives an administrative fee for managing the program. Accordingly, the Company treats the premium written in connection with these programs, whether written directly or assumed as reinsurance, as premiums ceded to the separate accounts of the IPC Companies and does not include such amounts in the Company's premiums earned on the ConsolidatedStatement of (Loss) Income and Comprehensive (Loss) Income. This premium ceded amounted to $346.8 million in 2000 (1999--$257.8 million; 1998--$251.4 million) of which over 80% in each year relates to workers' compensation risks. The assets and liabilities of the IPC Companies relating to the preferred shareholders interest are included with "Assets held in and Liabilities related to separate accounts" on the Consolidated Balance Sheets. Included in these assets are cash and marketable investments of $335.4 million at December 31, 2000 (1999--$340.1 million) and other assets of $261.4 million (1999--$220.0 million).

                          MUTUAL RISK MANAGEMENT LTD.

B. Investments

   Investments are comprised of bonds, redeemable preferred shares and mutual funds. All investments are classified as available f or sale in accordance with SFAS 115 and are reported at fair market value with unrealized gains and losses, net of tax, included in accumulated other comprehensive income in shareholders' equity.

   Realized gains and losses on the sale of investments are recognized in net
(loss) income using the specific identification basis for bonds and the average cost method for mutual funds. Investments which incur a decline in value, which is other than temporary, are written down to fair value as a new cost basis with the amount of the write down included in net (loss) income. Investment income is ac crued as earned and includes amortization of market premium and discounts for bonds.

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

       (v) Premiums written and assumed are recorded on an accrual basis. Premiums earned are calculated on a pro-rata basis over the terms of the applicable underlying insurance policies with the unearned portion deferred on the Consolidated Balance Sheets as reserv e for unearned premiums. Reinsurance premiums ceded are similarly pro-rated with the prepaid portion recorded as an asset in the Consolidated Balance Sheets. Premiums written which are related to the separate accounts of the IPC Companies are included in premiums ceded (see Note 2A(ii)).

        (vi) Net investment income is included after deducting various items as detailed in Note 5C.

D. Losses and Loss Expenses Incurred

   Losses and related loss adjustment expenses are charged to income as they are incurred and are net of losses recovered and recoverable of $1,175.9 million in 2000 (1999--$1,185.7 million; 1998--$657.8 million). Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Included in loss reserves are gross loss reserves of $169.6 million and $136.0 million at December 31, 2000 and 1999 which have been discounted by $58.1 million and $39.5 million respectively, assuming interest rates of approximately 6% for medical malpractice reserves and 4% for specific an d aggregate workers' compensation reserves. These reserves are also discounted for regulatory filings. After reinsurance, the net effect of this discounting was to increase net income by $0.2 million and $0.9 million in 2000 and 1998 and decrease net income by $0.8 million in 1999. Discounting also reduced net loss reserves by $4.0 million and $3.8 million at December 31, 2000 and 1999 respectively.

   Reserves are established for losses and loss adjustment expenses relating to claims which have been reported on the basis of evaluations of independent claims adjusters under the supervision of the Company's claims staff. In addition, reserves are established, in consultation with the Company's independent actuaries, for losses which have occurred but have not yet been reported to the Company and for adverse development of reserves on reported losses. Reinsurance recoverable is shown separately on the Consolidated Balance Sheets.

                          MUTUAL RISK MANAGEMENT LTD.

Management believes that the resulting estimate of the liability for losses and loss adjustment expenses at December 31, 2000 and 1999 is adequate to cover the ultimate net cost of losses and loss expenses incurred, however such liability is necessarily an estimate and no representation can be made that the ultimate liability will not exceed such estimate.

E. Claims Deposit Liabilities

   The Company records certain programs that do not meet the conditions for reinsurance accounting as claims deposit liabilities on the Consolidated Balance Sheets in accordance with Statement Of Position 98-7, "Deposit Accounting; Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk".

F. Income Taxes

   The Company records its income tax liability and deferred tax asset in accordance with SFAS 109. In accordance with this statement, the Company records deferred income taxes which reflect the net tax effect of the temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

G. Depreciation and Amortization

   Depreciation of furniture and equipment is provided on a straight-line basis over their estimated useful lives ranging from 2 to 10 years. Amortization of leasehold improvements is computed on a straight-line basis over the terms of the leases. Accumulated depreciation at December 31, 2000 amounted to $40.5 million (1999--$29.0 million). Goodwill related to the acquisition of subsidiaries is amortized on a straight-line basis over 20 to 40 years, is evaluated periodically for any impairment in value and is included in other expenses on the Consolidated Statements of (Loss) Income and Comprehensive
(Loss) Income. Accumulated amortization at December 31, 2000 amounted to $10.6 million (1999--$7.6 million).

H. Deferred Expenses

   Deferred expenses which consist primarily of policy acquisition costs are deferred and charged to income on a pro-rata basis over the periods of the related policies.

I. Earnings per Common Share

   Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of stock options and conv ertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock options (see Note 13).

J. Cash and Cash Equivalents

   Cash and cash equivalents include cash on hand, money market instruments and other debt issues purchased with an original maturity of ninety days or less.

K. Zero Coupon Convertible Exchangeable Subordinated Debentures

   The Debentures are recorded at original issue price plus accrued original issue discount. The current amortization of the original issue discount is included in interest expense on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

                          MUTUAL RISK MANAGEMENT LTD.

L. Stock-Based Compensation

   The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and accordingly, does not recognize compensation cost as all options are issued with an exercise price equal to the market price of the stock on the date of issue. Note 12 contains a summary of the pro-forma effects to reported net (loss) income and earnings per share for 2000, 1999 and 1998 had the Company elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123.

M. Pension Fund Reserves

   Pension fund reserves represent receipts from the issuance of pension investment contracts . Such receipts are considered deposits on investment contracts that do not have mortality or morbidity risk. Account balances in the accumulation phase are increased by deposits received and interest credited and are reduced by withdrawals and administrative charges. Calculations of contract holder accou nt balances for investment contracts reflect interest crediting rates ranging from 2.25% to 7.0% at December 31, 2000 (1999--2.75% to 7.25%),
based on contract provisions, the Company's experience and industry standards. At December 31, 2000 the amount of pension fund reserves related to products in the accumulation phase was $50.5 million (1999--$62.5 million).

   Upon retirement, individuals can convert their accumulated pension fund account balances into a benefit stream by purchasing a payout annuity from the Company. Single premium life reserves are established for the payout annuities in amounts adequate to meet the estimated future obligations of the policies in force. The calculation of these reserves involves the use of estimates concerning such factors as mortality rates, interest rates averaging 5.75% at December 31, 2000 (1999--5.82%), and future expense levels applicable to the individual policies. Mortality assumptions are based on various actuarial tables. These assumptions consider Company experience and industry standards. To recognize the uncertainty in the reserve calculation, the reserves include reasonable provisions for adverse deviations from those estimates. At December 31, 2000 the amount of pension fund reserves related to payout annuities was $5.7 million (1999--$5.4 million).

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

B. At December 31, 2000, losses recoverable and prepaid reinsurance of $2,653.7 million (1999--$2,011.0 million) had been ceded to reinsurers other than the IPC Companies, $1,942.6 million of this amount (1999--$1,663.2 million) has been ceded to reinsurers licensed in the United States which are not required to provide letters of credit or other collateral to secure their obligation. One such U.S. reinsurer accounted for $271.3 million (1999--$207.6 million). The remaining $711.1 million of reinsurance ceded (1999--$347.8 million) was ceded to reinsurers not licensed in the United States, including $23.0 million ceded to companies managed by the Company (1999--$25.2 million). These non-U.S. reinsurers have provided collateral security to the Company in the form of letters of credit and cash at December 31, 2000 of $104.3 million (1999--$114.0 million). Letters of credit held by the Company are issued by and/or confirmed by member banks of the U.S. Federal Reserve. The Company regularly reviews the credit exposure which it has to each bank, together with the bank's financial position and requires replacement of the collateral security in cases where the exposure to the bank exceeds acceptable levels. The Company's largest exposure to an individual bank amounted to $18. 8 million at December 31, 2000 (1999-- $20.1 million). The IPC Companies

                          MUTUAL RISK MANAGEMENT LTD.

have a $350 million (1999--$350 million) Letter of Credit facility pursuant to which letters of credit are issued on their behalf to the Legion Companies and certain other US insurance companies. This facility is fully collateralized by incoming letters of credit and funds on deposit. The facility is guaranteed by the Company. At December 31, 2000 a reserve for uncollectible reinsurance of $0.8 million (1999--$0.2 million) was outstanding.

C. The Company's reserve for unearned premiums and reserve for losses and loss expenses exclude reserves related to premiums ceded to the IPC Companies, where the program holders assume the underwriting risk relating to such premium (see
Note 2A(ii)). These reserves are included in liabilities related to separate accounts and amounted to $556.6 million at December 31, 2000 (1999--$495.1 million). Clients of the Company's IPC Program generally agree, as part of a Shareholder Agreement, to indemnify the Company against certain underwriting losses on the IPC Program. Clients generally provide letters of credit or cash deposits as collateral for this indemnification, either in the full amount of the potential net loss or to the level of expected losses as projected by the Company. These contractual indemnifications from clients, whether fully or partially secured, amounted to approximately $118.5 million at December 31, 2000 (1999--$104.7 million) of which $57.5 million (1999--$51.5 million) is uncollateralized. The uncollateralized amounts will vary based on the underwriting results of the IPC Programs. Management reviews its collateral security position at the inception and renewal of each IPC Program in order to minimize the risk of loss. In order for the Company to sustain a loss on the portion of such indemnity agreement secured by a letter of credit, the Company would have to be unable to collect from both the client and the bank issuing the letter of credit. The Company has a credit exposure in the event that losses exceed their expected level and the client is unable or unwilling to honor its indemnity to the Company or fails to pay the premium due. For these reasons the Company has established provisions for losses o n certain of these programs. These provisions are net of a reinsurance recovery of $27.0 million under a contingency excess of loss policy at December 31, 2000 (1999--
$14.7 million). These provisions, which total $81.1 million at December 31, 2000 (1999--$18.0 million), reduced the level of risk management fees by $7.0, $3.1 million and $0.9 million for the years ending December 31, 2000, 1999 and 1998 respectively. These provisions also adversely impacted the underwriting results for 2000 by $74.1 million (1999--$7.6 million; 1999--$0.8 million).

   At December 31, 2000, the Company was involved in arbitration proceedings for the payment of reinsurance recoverables from reinsurers who have withheld payments due to the Company totaling $56.1 million as well as an estimated $83.3 million of reserves. The amounts due to the Company relate primarily to reinsurance on workers' compensation and accident and health coverage. While such reinsurance recoverable amounts are material to the Company's results of operations and financial position, company management believes it will ultimately prevail in such arbitrations and any related actions that may arise. During February 2001, the Company received a payment on one of these disputes of $12.3 million.

   The Company is involved in other legal actions, arbitrations and contingencies occurring in the normal course of business. In the opinion of management, the outcome of these matters is not expected to have a material adverse effect on the results of operations or financial position of the Company.

                          MUTUAL RISK MANAGEMENT LTD.

D. Premiums earned are the result of the following:

                                              Year ended December 31,
                          --------------------------------------------------------------------
                                  2000                    1999                   1998
                          ----------------------  ----------------------  --------------------
                                Premiums                Premiums               Premiums
                          ----------------------  ----------------------  --------------------
                           Written      Earned     Written      Earned     Written    Earned
                          ----------  ----------  ----------  ----------  ---------  ---------
                                                  (In thousands)
Direct..................  $1,388,836  $1,291,110  $1,129,935  $1,018,761  $ 790,776  $ 753,463
Assumed.................      18,629      33,156      64,099      54,724     59,657     48,291
Ceded to IPC
 Companies(1)...........    (346,792)   (377,346)   (257,848)   (233,953)  (251,443)  (248,335)
Ceded to third parties..    (780,516)   (692,415)   (735,669)   (657,734)  (494,042)  (451,506)
                          ----------  ----------  ----------  ----------  ---------  ---------
Net Premiums............  $  280,157  $  254,505  $  200,517  $  181,798  $ 104,948  $ 101,913
                          ==========  ==========  ==========  ==========  =========  =========

--------
(1) See Note 2A (ii)

4. RESERVE FOR LOSSES AND LOSS EXPENSES

   The following table sets forth a reconciliation of beginning and ending reserves for losses and loss expenses

                                                Year ended December 31,
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------  ----------  ----------
                                                     (In thousands)
Gross reserves for losses and loss
 expenses, beginning of year..............  $1,860,120  $1,190,426  $  716,461
Recoverable from reinsurers...............   1,729,936   1,079,563     630,697
                                            ----------  ----------  ----------
Net reserves for losses and loss expenses,
 beginning of year........................     130,184     110,863      85,764
                                            ==========  ==========  ==========
Provision for losses and loss expenses for
 claims occurring in:
  Current year............................     157,813     140,574      74,476
  Prior years(1)..........................      69,342       7,131       3,782
                                            ----------  ----------  ----------
    Total losses and loss expenses
     incurred.............................     227,155     147,705      78,258
                                            ==========  ==========  ==========
Payments for losses and loss expenses for
 claims occurring in:
  Current year............................     (29,197)    (61,697)    (15,039)
  Prior years.............................    (106,425)    (66,687)    (38,120)
                                            ----------  ----------  ----------
    Total payments........................    (135,622)   (128,384)    (53,159)
                                            ==========  ==========  ==========
Net reserves for losses and loss expenses,
 end of year..............................     221,717     130,184     110,863
Recoverable from reinsurers...............   2,307,466   1,729,936   1,079,563
                                            ----------  ----------  ----------
Gross reserves for losses and loss
 expenses, end of year....................  $2,529,183  $1,860,120  $1,190,426
                                            ==========  ==========  ==========

--------
(1) The increase in the provision for losses and loss expenses for claims occurring in prior years relates primarily to the charge taken in the fourth quarter of 2000 to increase the company's existing provision relating to reinsurance recoverables and a strengthening of net loss reserves.

                          MUTUAL RISK MANAGEMENT LTD.

5. INVESTMENTS

A. Cash and cash equivalents include amounts invested in commercial paper and discount notes at December 31, 2000 of $Nil (1999--$64.8 million). Substantially all of the remaining amount is invested in money market or interest-bearing bank accounts.

B. (i) All investments are held as available for sale. The amortized cost and fair market values are as follows:

                                                                         Fair
                                       Amortized Unrealized Unrealized  Market
                                         Cost       Gain       Loss     Value
                                       --------- ---------- ---------- --------
                                                    (In thousands)
At December 31, 2000
--------------------
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies............ $180,051    $1,947    $ 6,126   $175,872
Corporate debt securities.............  131,180       667      3,968    127,879
Total bonds...........................  311,231     2,614     10,094    303,751
Redeemable preferred shares...........    1,268       --         159      1,109
                                        312,499     2,614     10,253    304,860
Mutual funds(1).......................   69,411     2,074      5,271     66,214
                                       --------    ------    -------   --------
Total investments..................... $381,910    $4,688    $15,524   $371,074
                                       ========    ======    =======   ========


At December 31, 1999
--------------------
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies............ $180,747    $  274    $ 3,532   $177,489
Corporate debt securities.............  182,827       102      9,846    173,083
Total bonds...........................  363,574       376     13,378    350,572
Redeemable preferred shares...........    2,068       --         377      1,691
                                        365,642       376     13,755    352,263
Mutual funds(1) ......................  101,215     1,814      3,372     99,657
                                       --------    ------    -------   --------
Total investments..................... $466,857    $2,190    $17,127   $451,920
                                       ========    ======    =======   ========

--------
(1) The Company invests in mutual funds with fair market values of $45.5 million (1999--$87 million) which are administered by MRM Financial Services Ltd., a wholly-owned subsidiary of the Company.

   The Company does not have any investment in a single corporate security which exceeds 1.6% of total bonds at December 31, 2000 (1999--1.4%).

                          MUTUAL RISK MANAGEMENT LTD.

   The following unrealized gains and losses on available for sale investments have been recorded in Accumulated other comprehensive income in Shareholders' equity:

                                        Gross Unrealized          Net Unrealized
                                         Gains (Losses)    Tax    Gains (Losses)
                                        ---------------- -------  --------------
                                                    (In thousands)
   January 1, 1998.....................     $  5,851     $(1,816)    $  4,035
   Movement............................          935        (514)         421
   December 31, 1998...................        6,786      (2,330)       4,456
   Movement............................      (21,723)      2,330      (19,393)
   December 31, 1999...................      (14,937)        --       (14,937)
   Movement............................        4,101         --         4,101
                                            --------     -------     --------
   December 31, 2000...................     $(10,836)    $   --      $(10,836)
                                            ========     =======     ========

   The following table sets forth certain information regarding the investment ratings of the Company's bond and redeemable preferred share portfolio:

                                        December 31, 2000    December 31, 1999
                                       -------------------- --------------------
                                       Amortized            Amortized
                                         Cost    Percentage   Cost    Percentage
                                       --------- ---------- --------- ----------
                                                    (In thousands)
   Ratings(1)
   AAA................................ $139,685     44.70%  $173,132     47.35%
   AA.................................   47,993     15.36%    46,252     12.65%
   A..................................   85,715     27.43%   111,550     30.51%
   BBB................................   26,243      8.40%    25,164      6.88%
   BB.................................    6,697      2.14%     9,544      2.61%
   B..................................    6,166      1.97%       --        --
                                       --------    ------   --------    ------
   Total.............................. $312,499    100.00%  $365,642    100.00%
                                       ========    ======   ========    ======

--------
(1) Ratings as assigned by Standard & Poor's Corporation

   The maturity distribution of investments in bonds and redeemable preferred shares is as follows:

                                          December 31, 2000  December 31, 1999
                                          ------------------ ------------------
                                                      Fair               Fair
                                          Amortized  Market  Amortized  Market
                                            Cost     Value     Cost     Value
                                          --------- -------- --------- --------
                                                     (In thousands)
   Due in one year or less............... $ 13,562  $ 13,492 $ 27,139  $ 26,996
   Due in one year through five years....  116,316   116,460  111,017   109,728
   Due in five years through ten years...  103,671    97,948   82,191    77,758
   Due after ten years...................   78,950    76,960  145,295   137,781
                                          --------  -------- --------  --------
   Total................................. $312,499  $304,860 $365,642  $352,263
                                          ========  ======== ========  ========

                          MUTUAL RISK MANAGEMENT LTD.

     (ii) Realized gains and losses:

                                                    Year ended December 31,
                                                   ---------------------------
                                                     2000     1999      1998
                                                   --------  -------  --------
                                                        (In thousands)
Proceeds from sale of investments held as
 available for sale..............................  $369,584  $85,312  $145,745
Realized gains on investments--held as available
 for sale........................................       393  $   932  $  1,703
Realized losses on investments--held as available
 for sale........................................    (5,384)  (6,519)   (3,201)
Net realized losses..............................    (4,991)  (5,587)   (1,498)
Other gains......................................       256      388       495
                                                   --------  -------  --------
Realized capital losses..........................   $(4,735) $(5,199) $ (1,003)
                                                   ========  =======  ========

C. Details of investment income by major categories are presented below:

                                                      Year ended December 31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
                                                          (In thousands)
Cash and cash equivalents............................  $7,500  $ 5,622  $ 6,054
Mutual funds.........................................  13,024    9,872    9,214
Preferred stocks.....................................     461      172       79
Bonds................................................  22,427   20,502   19,866
Gross investment income..............................  43,412   36,168   35,213
Claims deposit liabilities, net......................  (2,555)  (1,552)  (4,314)
Contract expenses....................................    (468)    (380)    (728)
Investment expenses..................................  (1,057)    (620)    (581)
                                                      -------  -------  -------
Net investment income................................ $39,332  $33,616  $29,590
                                                      =======  =======  =======

D. Legion is required by certain states in which it operates to maintain special deposits or provide letters of credit. This obligation amounted to $190.6 million at December 31, 2000 (1999--$166.4 million) and included deposits of $63.8 million (1999--$59.6 million) and letters of credit of $126.8 million (1999--$106.8 million).

6. LOANS PAYABLE

   During September 2000, as part of its overall refinancing, the Company entered into two separate agreements that together provided $220 million of total financing. The first agreement is a $180 million revolving credit facility with a syndicate of commercial banks (the "credit facility"). The second agreement is a private placement of $40 million of Auction Rate Reset Preferred Securities (the "Rhino Preferred Securities"). The proceeds of these agreements were used to retire $217 million of outstanding indebtedness under the bridging loan agreement (the "bridging loan") the Company had in place with various financial institutions resulting in an extraordinary loss of $2.5 million, net of tax.

 Credit Facility and Bridging Loan

   The principal is repayable in full on September 21, 2003. Interest rates on the credit facility are based on LIBOR plus 95 basis points. The credit facility agreement contains certain financial covenants, including the requirement that the Company's total consolidated indebtedness to total capital ratio shall not exceed 0.45:1 during the first 18 months of the facility and 0.40:1 thereafter. Shareholders' equity, as calculated in

                          MUTUAL RISK MANAGEMENT LTD.

accordance with U.S. GAAP shall be greater than the sum of $325 million plus 50% of cumulative positive net income post June 30, 2000. For these purposes, shareholders' equity excludes any unrealized gains or losses on the Company's investment portfolio.

   Prior to the refinancing, the Company had in place $217 million of outstanding indebtedness under the bridging loan with various financial institutions. Interest rates on the bridging loan were based on LIBOR plus 75 basis points.

   At December 31, 2000 the Company had $180 million outstanding under the credit facility. The Company was in compliance with all the covenants of the credit facility as at December 31, 2000. Interest payments on the credit facility and the bridging loan totaled $14.1 million for the year ending December 31, 2000. The repayment of the credit facility has been guaranteed by the Company and Mutual Group Ltd., a U.S. subsidiary of the Company.

 Rhino Preferred Securities

   During September 2000, MRM Capital Trust I, a Delaware statutory business trust (the "Trust"), sold in a private placement $ 40 million of Rhino Preferred Securities. All of the common securities of the Trust are owned by Mutual Group Ltd.

   The Rhino Preferred Securities mature on September 21, 2003. Distributions on the Rhino Preferred Securities are payable quarterly at LIBOR plus 150 basis points, adjusted quarterly. If the trading price of Mutual Risk Management's Common Shares declines to 65 percent of the closing price of the Common Shares on September 21, 2000, or $13.50 per Common Share, the holders of a majority of the Rhino Preferred Securities will have the option to require Banc of America Securities LLC, as the Remarketing Agent, to remarket the Rhino Preferred Securities. If remarketed, the maturity of the remarketed securities will be reset as the later of September 21, 2002, or one year from the date on which the remarketed securities are issued. The coupon will be reset pursuant to a bid process to value the remarketed securities at 100.25 percent of the face amount thereof. If Banc of America Securities LLC were unable to remarket the securities, the holders of a majority of the Rhino Preferred Securities would have the right to require Mutual Group Ltd. to re purchase them at a purchase price equal to the face amount of the securities plus accrued and unpaid distributions. These obligations are guaranteed by the Company. The Company's common shares have traded below the trigger price described above during and after the year ended December 31, 2000, although the holders of the Rhino Preferred Securities did not exercise their remarketing rights at that time.

   The sole assets of the Trust consist of $41.24 million principal amount of Auction Rate Reset Senior Notes Series A (the "Senior Notes") issued by Mutual Group Ltd. The Senior Notes mature on September 21, 2003. Interest on the Senior Notes is payable quarterly at LIBOR plus 150 basis points. If under certain circumstances the Trust is dissolved and the holders of the Rhino Preferred Securities directly hold the Senior Notes, then the remarketing provisions described above will be applicable to the Senior Notes.

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

                          MUTUAL RISK MANAGEMENT LTD.

7. ZERO COUPON CONVERTIBLE EXCHANGEABLE SUBORDINATED DEBENTURES

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

   Each Debenture is convertible at the option of the holder at any time on or prior to maturity, unless previously redeemed or otherwise purchased by the Company, into Common Shares of the Company at a conversion rate of 21.52 shares per Debenture or an aggregate of 6,978,800 Common Shares. The Debentures may be purchased by the Company, at the option of the holder, as of October 30, 2005 and October 30, 2010, at the issue price plus accrued original issue discount. The Company, at its option may elect to pay such purchase price on any particular purchase date in cash or Common Shares, or any combination thereof. Each Debenture is redeemable in cash at the option of the Company for an amount equal to the issue price plus accrued original issue discount.

   The Company will have the right, under certain circumstances, to require the holders to exchange the Debentures for Guaranteed Zero Coupon Exchangeable Subordinated Debentures due 2015 of Mutual Group Ltd. (the "Exchangeable Debentures"), to be guaranteed on a subordinated basis by the Company. The Exchangeable Debentures will be exchangeable for the Company's Common Shares and will otherwise have terms and conditions substantially identical to the Debentures. During the year, no Debentures were converted into Common Shares. In 1999, Debentures representing a principal amount of $34.2 million were converted into 736,606 Common Shares.

   During the year, Debentures representing a principal amount of $222 million (1999--$14 million) were repurchased in the open market for $101.3 million (1999--$6.3 million), resulting in an extraordinary loss of $4.3 million (1999--$0.2 million), net of tax.

8. COMPREHENSIVE (LOSS) INCOME

   SFAS 130 requires unrealized gains or losses on the Company's available for sale investments to be included in other comprehensive (loss) income.

                                                  Before Tax        Net of Tax
                                                    Amount    Tax     Amount
                                                  ---------- -----  ----------
                                                        (In thousands)
Year ended December 31, 2000
Net unrealized gains on available for sale
 investments arising during the year.............   $ (890)  $ 818   $    72
                                                    ------   -----   -------
Less: reclassification adjustment for losses
 realized in net income..........................    4,991    (818)    4,173
                                                    ------   -----   -------
Other comprehensive income.......................   $4,101   $ --    $ 4,101
                                                    ======   =====   =======

                                                 Amount      Tax     Amount
                                                ---------  -------  ---------
                                                      (In thousands)
Year ended December 31, 1999
Net unrealized (losses) gains on available for
 sale investments arising during the year...... $ (27,310) $ 2,702  $ (24,608)
                                                ---------  -------  ---------
Less: reclassification adjustment for losses
 realized in net income........................     5,587     (372)     5,215
                                                ---------  -------  ---------
Other comprehensive (loss) income.............. $ (21,723) $ 2,330  $ (19,393)
                                                =========  =======  =========

                          MUTUAL RISK MANAGEMENT LTD.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

                                         December 31, 2000   December 31, 1999
                                        ------------------- -------------------
                                        Carrying    Fair    Carrying    Fair
                                         Amount     Value    Amount     Value
                                        --------- --------- --------- ---------
                                                    (In thousands)
Investments............................ $ 371,074 $ 371,074 $ 451,920 $ 451,920
Other investments...................... $  35,201 $  35,201 $  28,426 $  28,426
Claims deposit liabilities............. $  25,407 $  23,297 $  27,924 $  23,850
Debentures............................. $  13,673 $  13,418 $ 110,898 $ 115,001
Loans payable.......................... $ 220,000 $ 220,000 $ 117,000 $ 117,000

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

 Loans Payable:

   The loans payable bear interest at a floating rate and as such, the fair value equals the carrying amount.

 Assets Held in Separate Accounts:

   (a) Within assets held in separate accounts are cash and marketable investments with a carrying value and fair value of $ 538.8 million (1999:
$471.2 million). Fair value is calculated using quoted market prices.

   (b) Within the $261.0 million of other assets (1999: $222.2 million) $83.2 million (1999: $70.0 million) are financial instruments. The fair market value of other assets approximates carrying value due to the short term nature of these items.

                          MUTUAL RISK MANAGEMENT LTD.

10. INCOME TAXES

                                                 Current   Deferred     Total
                                                 --------  ---------  ---------
                                                        (In thousands)
December 31, 2000:
U.S. Federal.................................... $ 13,037  $ (33,733) $ (20,696)
U.S. State and local............................      171        --         171
Foreign.........................................    1,392        --       1,392
                                                 --------  ---------  ---------
                                                 $ 14,600  $ (33,733) $ (19,133)
                                                 ========  =========  =========
December 31, 1999:
U.S. Federal.................................... $   (118) $  (1,004) $  (1,122)
U.S. State and local............................      169        --         169
Foreign.........................................      588        --         588
                                                 --------  ---------  ---------
                                                 $    639  $  (1,004) $    (365)
                                                 ========  =========  =========
December 31, 1998:
U.S. Federal.................................... $  4,603  $   3,198  $   7,801
U.S. State and local............................      171         (4)       167
Foreign.........................................      568        --         568
                                                 --------  ---------  ---------
                                                 $  5,342  $   3,194  $   8,536
                                                 ========  =========  =========

   The effective total tax rate differed from the statutory U.S. federal tax rate for the following reasons:

                                                         2000    1999    1998
                                                         -----   -----   -----
Year ended December 31,
Statutory U.S. federal tax rate.........................  35.0 %  35.0 %  35.0 %
Increase (reduction) in income taxes resulting from:
U.S. state taxes........................................  (0.6)    0.2     0.2
Tax-exempt interest income..............................   4.6    (2.5)   (2.1)
Foreign income not expected to be taxed in the U.S......  72.5   (29.3)  (18.2)
Foreign taxes...........................................  (8.2)    1.2     0.8
Options.................................................   1.4    (6.2)   (4.4)
Other, net..............................................  (0.7)    0.9     0.4
                                                         -----   -----   -----
Total................................................... 104.0 %  (0.7)%  11.7 %
                                                         =====   =====   =====

                          MUTUAL RISK MANAGEMENT LTD.

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                               2000      1999
                                                             --------  --------
                                                              (In thousands)
Deferred tax assets:
Unearned premiums and fees not deducted for tax............. $ 23,068  $  4,030
Unpaid losses discounted for tax............................   11,972    10,164
Unrealized losses...........................................      --      3,463
Provisions..................................................   13,811     2,438
Other.......................................................    3,334     1,149
                                                             --------  --------
Total gross deferred tax assets.............................   52,185    21,244
                                                             --------  --------
Deferred tax liabilities:
Deferred acquisition costs..................................  (13,033)   (7,090)
Deferred marketing expenses.................................   (2,426)   (2,577)
Deferred market discount....................................   (1,293)   (1,039)
Other.......................................................     (930)   (2,842)
                                                             --------  --------
Total gross deferred tax liabilities........................  (17,682)  (13,548)
                                                             --------  --------
Deferred tax benefit........................................   34,503     7,696
Valuation allowance on unrealized losses....................      --     (3,463)
                                                             --------  --------
Net deferred tax benefit.................................... $ 34,503  $  4,233
                                                             ========  ========

   The valuation allowance of $3.5 million in 1999 related to unrealized losses and has been accounted for in Accumulated other comprehensive (loss) income.

11. SHAREHOLDERS' EQUITY AND RESTRICTIONS

A. The Board of Directors, on October 5, 1999, approved a stock repurchase program to purchase up to three million of its outstanding Common Shares. On October 27, 1999, the Board of Directors authorized the repurchase of an additional two million shares. As of December 31, 2000, a total of 2,636,716 shares had been repurchased at an average price of $11.31.

   During the first quarter of 2000, the Company sold 325,000 put options for a total consideration of $251,601 which has been recorded directly in additional paid-in capital. The put options entitled the holders to sell Common Shares to the Company if the price of the Company's Common Shares fell below a specified strike price. During the year, 92,100 put options were exercised for consideration of $1,386,105. At December 31, 2000, no put options were outstanding (1999--250,000).

B. The Board of Directors is authorized to provide, without shareholder approval, for the issue of up to 20,000,000 of preference shares of such par value as the Board shall determine.

C. The Company's ability to pay dividends is subject to certain restrictions including the following:

     (i) The Company is subject to a 30% U.S. withholding tax on any dividends received from its U.S. subsidiaries and certain of the IPC Companies.

     (ii) The Legion Companies' ability to pay a dividend is limited by insurance regulation to an annual amount equal to the greater of 10% of the Legion Companies' statutory surplus as regards policyholders, or the Legion Companies' statutory income for the preceding year . The maximum dividend the Legion Companies will be permitted to pay under this restriction in 2001 is $46.0 million based upon 2000 results (2000--$35.0 million based on 1999 results). The Legion Companies' net assets which were restricted by

                          MUTUAL RISK MANAGEMENT LTD.

  the above were $ 359.0 million at December 31, 2000 (1999--$353.6 million). Loans and advances by the Company or any other subsidiary would require the prior approval of the Pennsylvania insurance department and possibly other states in which they are licensed.

D. At December 31, 2000 the Legion Companies' combined risk-based capital was $374.8 million (1999--$347.4 million). Under the risk-based capital tests, the threshold that constitutes the authorized control level, which authorizes the commissioner to take whatever regulatory actions considered necessary to protect the best interest of the policyholders and creditors of the Legion Companies was $161.9 million (1999--$121.0 million).

E. Net income and policyholders' surplus of the Legion Companies, as filed with regulatory authorities on the basis of statutory accounting practices, are as follows:

                                                      Year ended December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
                                                           (In thousands)
   Statutory net income for the year................ $ 13,309 $ 11,269 $ 20,238
   Statutory policyholders' surplus at year end..... $378,380 $349,867 $227,664

F. Effective January 1, 2001 the Legion Companies are required to adopt codification of statutory accounting principles. The effect on the Legion Companies is not anticipated to decrease statutory surplus.

12. STOCK OPTIONS

   Employees have been granted options to purchase Common Shares under the Company's Long Term Incentive Plans. In each case, the option price equals the fair market value of the Common Shares on the day of the grant and an option's maximum term is five to ten years. Options granted vest ratably over a four year period.

   In accordance with the provisions of SFAS 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize a compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

                                                      Year ended December 31,
                                                      -------------------------
                                                        2000     1999    1998
                                                      --------  ------- -------
                                                      (In thousands except per
                                                           share amounts)
   Net (loss) income--as reported.................... $ (5,582) $50,438 $64,527
   Net (loss) income--pro forma...................... $(10,749) $44,465 $60,732
   Basic earnings per share--as reported............. $  (0.14) $  1.18 $  1.56
   Basic earnings per share--pro forma............... $  (0.26) $  1.04 $  1.47
   Diluted earnings per share--as reported........... $  (0.14) $  1.14 $  1.42
   Diluted earnings per share--pro forma............. $  (0.26) $  1.02 $  1.38

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

   Expected dividend yield....            1.6%            1.5%            0.6%
   Expected stock price
    volatility................       .408-.430       .329-.398       .307-.330
   Risk-free interest rate....            5.1%            5.9%            5.3%
   Expected life of options... 4 years-9 years 4 years-9 years 4 years-9 years

                          MUTUAL RISK MANAGEMENT LTD.

   The weighted average fair value of options granted during 2000 is $5.30 per share (1999--$5.74 per share, 1998--$11.35 per share).

   The pro forma effect on net income for 2000, 1999 and 1998 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

   Options issued and outstanding under the plans are as follows:

                 Summary of Employee Stock Option Plan Activity

                                           Year ended December 31,
                                  -------------------------------------------
                                      2000           1999           1998
                                  -------------  -------------  -------------
   Number of Options
   Outstanding, beginning of
    year.........................     4,924,273      4,220,580      3,794,925
   Granted.......................     1,204,650      1,586,183      1,010,399
   Exercised.....................      (353,754)      (744,223)      (563,293)
   Cancelled.....................      (768,803)      (138,267)       (21,451)
                                  -------------  -------------  -------------
   Outstanding and exercisable,
    end of year..................     5,006,366      4,924,273      4,220,580
                                  =============  =============  =============

   Option Price Per Share
   Granted....................... $13.25-$21.00  $11.44-$39.63  $26.25-$38.31
   Exercised..................... $13.97-$15.14  $ 7.97-$26.25  $ 7.97-$26.25
   Cancelled..................... $14.25-$39.00  $ 9.52-$39.54  $10.83-$26.25
   Outstanding and exercisable,
    end of year.................. $11.44-$39.63  $11.44-$39.63  $ 7.97-$38.31

              Summary of Options Outstanding at December 31, 2000

                                      Weighted
                                       Number
                                         of    Average
                            Number of  Shares  Exercise   Exercise
        Year of Grant        Shares    Vested   Price    Price Range          Expiration Date Range
        -------------       --------- -------- -------- ------------- -------------------------------------
   1996....................   601,420 601,420   $15.24  $14.25-$16.78  January 2, 2001 to December 17, 2006
   1997....................   844,450 631,147   $25.53  $15.00-$28.63 January 31, 2002 to December 18, 2002
   1998....................   914,286 400,879   $35.24  $29.94-$38.31  January 2, 2003 to December 21, 2003
   1999.................... 1,444,560 425,188   $16.93  $11.44-$39.63 February 26, 2004 to December 14,2004
   2000.................... 1,201,650     --    $13.59  $13.25-$20.88   March 15, 2000 to December 14, 2005

   Options have been granted to each of the outside directors. All options are for five years and become exercisable six months after issuance.

   Total options granted to directors are as follows:

                    Number of Shares
                   -------------------   Exercise
   Year of Grant   Granted Outstanding     Price             Expiration Date
   -------------   ------- ----------- ------------- -------------------------------
   1996......      105,000   105,000          $16.69                December 1, 2001
   1997......       75,000    75,000   $19.50-$27.81 May 21, 2002 to December 1,2002
   1998......       60,000    60,000          $37.25                December 1, 2003
   1999......       60,000    60,000          $14.75                December 1, 2004
   2000......      105,000   105,000          $16.50                December 1, 2005

                          MUTUAL RISK MANAGEMENT LTD.

13. EARNINGS PER COMMON SHARE

   The following table sets forth the computation of basic and diluted earnings per common share.

                                              2000         1999         1998
                                           -----------  -----------  -----------
                                           (In thousands, except share and per
                                                       share data)
Numerator
Income before extraordinary loss.........  $     1,245  $    50,620  $    64,527
                                           -----------  -----------  -----------
Extraordinary loss on establishment of
 debt, net of taxes......................        6,827          182          --
                                           -----------  -----------  -----------
Net (loss) income........................       (5,582)      50,438       64,527
                                           -----------  -----------  -----------
Numerator for basic earnings per common
 share--Net (loss) income................       (5,582)      50,438       64,527
Effect of dilutive securities:
                                           -----------  -----------  -----------
Conversion of Zero Coupon Convertible
 Exchangeable Subordinated Debentures....          --         5,997        6,605
                                           -----------  -----------  -----------
Numerator for diluted earnings per common
 share--Net (loss) income after assumed
 conversions.............................  $    (5,582) $    56,435  $    71,132
                                           ===========  ===========  ===========
Denominator
Denominator for basic earnings per common
 share--weighted average shares..........   41,244,621   42,797,133   41,275,156
Effect of dilutive securities:
Stock options............................          --       991,406    2,223,900
Conversion of Zero Coupon Convertible
 Exchangeable Subordinated Debentures....          --     5,818,374    6,734,091
                                           -----------  -----------  -----------
Denominator for diluted earnings per
 common share-adjusted weighted average
 shares and assumed conversions..........   41,244,621   49,606,913   50,233,147
                                           ===========  ===========  ===========
Basic earnings per common share:
Income before extraordinary loss.........  $      0.03  $      1.18  $      1.56
Extraordinary loss, net of tax...........  $     (0.17) $     (0.00) $       --
                                           -----------  -----------  -----------
Basic earnings per common share..........  $     (0.14) $      1.18  $      1.56
                                           ===========  ===========  ===========
Diluted earnings per common share:
Income before extraordinary loss.........  $      0.03  $      1.14  $      1.42
Extraordinary loss, net of tax...........  $     (0.17) $     (0.00) $       --
                                           -----------  -----------  -----------
Diluted earnings per common share........  $     (0.14) $      1.14  $      1.42
                                           ===========  ===========  ===========

14. DERIVATIVE FINANCIAL INSTRUMENTS

   In June 1998, the Financial Accounting Standards Board issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" which was amended by Statement 138 in June 2000. The Statement requires the recording of all derivative instruments as assets or liabilities, measured at fair value. The Company has had only limited involvement with derivative financial instruments and does not use them for trading or speculative purposes. They have been utilized to manage interest rate risk.

                          MUTUAL RISK MANAGEMENT LTD.

15. SEGMENT INFORMATION

   Selected information by operating segment is summarized in the chart below.

Line of Business Financial Information

                                                  Year ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
                                                       (In thousands)
   Revenue(1)
   Program Business............................. $118,034  $ 95,132  $ 82,267
   Corporate Risk Management....................   46,689    49,365    51,640
   Specialty Brokerage..........................   14,847    13,692     9,021
   Financial Services...........................   27,943    19,522    14,343
   Underwriting.................................  254,505   181,798   101,913
   Net investment income........................   34,597    28,417    28,587
   Other........................................    1,202      (300)      143
                                                 --------  --------  --------
   Total........................................ $497,817  $387,626  $287,914
                                                 ========  ========  ========
   Income Before Income Taxes and Minority
    Interest
   Program Business............................. $ 31,334  $ 26,969  $ 32,620
   Corporate Risk Management....................   11,986    15,694    20,158
   Specialty Brokerage..........................    4,606     5,226     2,264
   Financial Services...........................    4,134     1,298       542
   Underwriting.................................  (82,876)  (17,489)   (2,406)
   Net investment income........................   15,405    21,610    21,768
   Other........................................   (2,986)   (3,001)   (1,976)
                                                 --------  --------  --------
   Total........................................ $(18,397) $ 50,307  $ 72,970
                                                 ========  ========  ========

--------
(1) Fee income from two clients accounted for 3% and 2% of total fee income in 2000 (1999--2% and 2%; 1998--2% and 1%) .
   Premiums earned from two clients accounted for 12% and 4% of total premiums earned during 2000 (1999--6% and 6%; 1998--4% and 3%).
   The subsidiaries' accounting records do not capture information by reporting segment sufficient to determine identifiable assets by such reporting segments.

                          MUTUAL RISK MANAGEMENT LTD.

16. FOREIGN SALES AND OPERATIONS

   The Company's non-U.S. operations include Bermuda, Barbados, the Cayman Islands and Europe.

   Financial Information Relating to Geographic Areas

                                                  Year ended December 31,
                                              ---------------------------------
                                                 2000        1999       1998
                                              ----------  ---------- ----------
                                                       (In thousands)
   Total Revenues
   U.S. Business............................  $  327,730  $  291,458 $  193,653
   Non-U.S. Business........................     170,087      96,168     94,261
                                              ----------  ---------- ----------
   Total....................................  $  497,817  $  387,626 $  287,914
                                              ==========  ========== ==========
   (Loss) Income Before Income Taxes,
    Minority Interest and Extraordinary Loss
   U.S. Business............................  $  (57,982) $   15,911 $   38,285
   Non-U.S. Business........................      39,585      34,396     34,685
                                              ----------  ---------- ----------
   Total....................................  $  (18,397) $   50,307 $   72,970
                                              ==========  ========== ==========
   Total Assets
   U.S. Business............................  $3,749,858  $3,078,861 $2,082,077
   Non-U.S. Business(1).....................   1,109,791     954,313    992,180
                                              ----------  ---------- ----------
   Total....................................  $4,859,649  $4,033,174 $3,074,257
                                              ==========  ========== ==========

--------
(1) Includes assets held in separate accounts of $799.8 million, $693.4 million and $722.3 million for 2000, 1999 and 1998 respectively.

17. ACQUISITIONS

   During 2000 the Company acquired several new businesses for a total of $13.6 million. The excess of the purchase price over net assets acquired was $6.0 million. These acquisitions were accounted for by the purchase method. The pro forma effect on the Company's revenue, net income and earnings per share is not material.

   On March 1, 1999, the Company acquired Captive Resources, Inc. ("CRI") in a business combination accounted for as a pooling of interests. CRI became a wholly owned subsidiary of the Company through the exchange of 1,058,766 Common Shares for 100% of its outstanding stock.

   During 1998 the Company acquired several new businesses for a total of $25.6 million. The excess of the purchase price over net assets acquired was $21.9 million. These acquisitions were accounted for by the purchase method. The pro forma effect on the Company's revenue, net income and earnings per share is not material.

   During 1998 the Company acquired Compfirst, Inc. and IAS in a business combination accounted for as a pooling of interests. These companies became wholly owned subsidiaries of the Company through the exchange of 943,821 Common Shares for 100% of each company's outstanding stock.

18. RELATED PARTY TRANSACTIONS

A. Fee income of $0.3 million (1999--$0.8 million; 1998--$0.6 million) and premiums of $3.8 million (1999--$(0.1) million; 1998--$1.4 million) were earned from a certain IPC Program participant associated with a director and shareholder of the Company.

                          MUTUAL RISK MANAGEMENT LTD.

B. A number of subsidiaries of the Company have written business involving subsidiaries of The Galtney Group, Inc. ("GGI") of which a director of the Company is the principal shareholder. During 2000 the Company paid fees of $6.2 million on such business to GGI (1999--$3.0 million; 1998--$4.0 million).

C. The company and its subsidiaries provide administrative and accounting services to a number of unaffiliated insurance and reinsurance companies. Certain officers, directors and employees of the Company serve as officers and directors of these companies, generally without remuneration.

D. In connection with the Company's acquisition of The Hemisphere Group Limited ("Hemisphere") in July 1996, the Company acquired a 40% interest in the Hemisphere Trust Company Limited ("Hemisphere Trust"), a Bermuda "local" trust company, which had formerly been a wholly owned subsidiary of Hemisphere. As a "local" Bermuda company, at least 60% of the shares of Hemisphere Trust must be owned by Bermudians. In compliance with this requirement, Mr. Robert A. Mulderig, Chairman and CEO of the Company, acquired 60% of Hemisphere Trust for $0.2 million at the time of the Company's acquisition of Hemisphere. The amount of the purchase price was equal to 60% of the book value of Hemisphere Trust on the date of acquisition.

   The Company and Mr. Mulderig have entered into a Shareholders' Agreement relating to Hemisphere Trust which provides, amongst other things, that (i) the Company has the option, subject to regulatory approval, to acquire Mr. Mulderig's interest in Hemisphere Trust at Mr. Mulderig's cost, plus interest at 6% per annum; (ii) the Company has a pre-emptive right, also subject to regulatory approval, over the shares held by Mr. Mulderig and (iii) no dividends or other distributions can be made by Hemisphere Trust without the prior consent of the Company.

19. QUARTERLY FINANCIAL DATA--(UNAUDITED)

                                                     Quarters ended
                                           ------------------------------------
                                            Dec 31   Sept 30  June 30  March 31
                                           --------  -------- -------- --------
                                             (In thousands, except per share
                                                          data)
2000
Total revenues...........................  $125,601  $136,885 $123,241 $112,090
(Loss) income before income taxes,
 minority interest and extraordinary
 loss....................................   (57,704)   14,784   12,971   11,552
(Loss) income before minority interest
 and extraordinary loss..................   (35,153)   13,299   12,031   10,559
(Loss) income before extraordinary loss..   (35,209)   13,229   11,968   11,257
Net (loss) income........................   (37,709)   13,229   11,968    6,930
                                           --------  -------- -------- --------
Basic earnings per Common Share:
  Net (loss) income......................  $  (0.91) $   0.32 $   0.29 $   0.17
                                           ========  ======== ======== ========

                                                     Quarters ended
                                           ------------------------------------
                                            Dec 31   Sept 30  June 30  March 31
                                           --------  -------- -------- --------
                                             (In thousands, except per share
                                                          data)
1999
Total revenues...........................  $ 89,293  $102,623 $103,817 $ 91,893
Income before income taxes, minority
 interest and extraordinary loss.........     7,723     2,065   19,713   20,806
Income before minority interest and
 extraordinary loss......................     8,417     5,366   18,098   18,791
Income before extraordinary loss.........     8,365     5,361   18,095   18,799
Net income...............................     8,183     5,361   18,095   18,799
                                           --------  -------- -------- --------
Basic earnings per Common Share:
  Net income.............................  $   0.20  $   0.12 $   0.42 $   0.44
                                           ========  ======== ======== ========

                          MUTUAL RISK MANAGEMENT LTD.

20. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

   Mutual Group Ltd. ("Mutual Group") is a wholly owned subsidiary of the Company. Substantially all of Mutual Group's income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet Mutual Group's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of Mutual Group's subsidiaries, could limit the ability of Mutual Group to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations.

   The following financial information presents the condensed consolidated balance sheets of the Parent Company, Mutual Group and other subsidiaries as of December 31, 2000 and 1999 and condensed consolidating statements of (loss) income and cash flows for the years ended December 31, 2000, 1999 and 1998. Investment in subsidiaries are accounted for on the equity method and accordingly, entries necessary to consolidate the Parent Company, Mutual Group, and all other subsidiaries are reflected in the eliminations column. This information should be read in conjunction with the consolidated financial statements and footnotes of the Company. Certain balances have been reclassified from the Mutual Risk Management Ltd. Parent Company Only Financial Information presented in Item 14B Schedule II of Form 10-K for purposes of this condensed presentation.

Condensed consolidated balance sheets:

                                           At December 31, 2000
                         --------------------------------------------------------
                          Parent   Mutual     Other
                         Company   Group   Subsidiaries Eliminations Consolidated
                         -------- -------- ------------ ------------ ------------
                                              (In thousands)
ASSETS
 Cash and cash
  equivalents........... $    339 $    884  $  200,792   $     --     $  202,015
 Investments............   12,018      --      359,056         --        371,074
 Other investments......      --       649      34,552         --         35,201
 Investments in and
  advances to
  subsidiaries and
  affiliates, net.......  422,426  395,516    (575,808)   (242,134)          --
 Accounts receivable....      --        28     592,824         --        592,852
 Reinsurance
  recoverable...........      --       --    2,307,466         --      2,307,466
 Prepaid reinsurance
  premiums..............      --       --      346,223         --        346,223
 Fixed assets...........      --       --       34,152         --         34,152
 Deferred tax benefit...      --       --       35,578      (1,075)       34,503
 Taxes receivable.......      --    10,300         --      (10,300)          --
 Other assets...........      424    1,887     134,075         --        136,386
 Assets held in separate
  accounts..............      --       --      799,777         --        799,777
                         -------- --------  ----------   ---------    ----------
 Total Assets........... $435,207 $409,264  $4,268,687   $(253,509)   $4,859,649
                         ======== ========  ==========   =========    ==========

LIABILITIES AND
 SHAREHOLDERS' EQUITY

LIABILITIES
 Reserve for losses and
  loss expenses.........     $--      $--   $2,529,183   $     --     $2,529,183
 Reserve for unearned
  premiums..............      --       --      426,069         --        426,069
 Pension fund reserves..      --       --       56,191         --         56,191
 Claims deposit
  liabilities...........      --       --       25,407         --         25,407
 Accounts payable.......      --       --      310,590         --        310,590
 Accrued expenses.......        1      356      15,298         --         15,655
 Taxes payable..........      --       --       34,439     (10,300)       24,139
 Loans payable..........   70,000  150,000         --          --        220,000
 Other loans payable....      --       --        3,595         --          3,595
 Prepaid fees...........      --       --       68,529         --         68,529
 Debentures.............   13,673      --          --          --         13,673
 Deferred tax
  liability.............      --     1,075         --       (1,075)          --
 Other liabilities......      --       --       15,308         --         15,308
 Liabilities related to
  separate accounts.....      --       --      799,777         --        799,777
                         -------- --------  ----------   ---------    ----------
 Total Liabilities......   83,674  151,431   4,284,386     (11,375)    4,508,116
                         -------- --------  ----------   ---------    ----------
SHAREHOLDERS' EQUITY      351,533  257,833     (15,699)   (242,134)      351,533
                         -------- --------  ----------   ---------    ----------
 Total Liabilities and
  Shareholders' Equity.. $435,207 $409,264  $4,268,687   $(253,509)   $4,859,649
                         ======== ========  ==========   =========    ==========

                          MUTUAL RISK MANAGEMENT LTD.

Condensed consolidated balance sheets--(continued)

                                           At December 31, 1999
                         --------------------------------------------------------
                          Parent   Mutual     Other
                         Company   Group   Subsidiaries Eliminations Consolidated
                         -------- -------- ------------ ------------ ------------
                                              (In thousands)
ASSETS
 Cash and cash
  equivalents........... $  6,722 $  1,019  $  147,646   $     --     $  155,387
 Investments............    9,665      --      442,255         --        451,920
 Other investments......    1,006      474      26,946         --         28,426
 Investments in and
  advances to
  subsidiaries and
  affiliates, net.......  566,724  244,693    (428,022)   (383,395)          --
 Accounts receivable....      --       906     563,684         --        564,590
 Reinsurance
  recoverable...........      --       --    1,729,936         --      1,729,936
 Prepaid reinsurance
  premiums..............      --       --      281,078         --        281,078
 Fixed assets...........      --       --       28,880         --         28,880
 Deferred tax benefit...      --       --        5,308      (1,075)        4,233
 Other assets...........    2,319       26      92,989         --         95,334
 Assets held in separate
  accounts..............      --       --      693,390         --        693,390
                         -------- --------  ----------   ---------    ----------
 Total Assets........... $586,436 $247,118  $3,584,090   $(384,470)   $4,033,174
                         ======== ========  ==========   =========    ==========

LIABILITIES AND
 SHAREHOLDERS' EQUITY

LIABILITIES
 Reserve for losses and
  loss expenses......... $    --  $    --   $1,860,120   $     --     $1,860,120
 Reserve for unearned
  premiums..............      --       --      335,265         --        335,265
 Pension fund reserves..      --       --       67,981         --         67,981
 Claims deposit
  liabilities...........      --       --       27,924         --         27,924
 Accounts payable.......      394      247     353,325         --        353,966
 Accrued expenses.......      --       --       11,054         --         11,054
 Taxes payable..........      --       --       23,181         --         23,181
 Loans payable..........  117,000      --          --          --        117,000
 Other loans payable....      --       --        4,049         --          4,049
 Prepaid fees...........      --       --       58,026         --         58,026
 Debentures.............  110,898      --          --          --        110,898
 Deferred tax
  liability.............      --     1,075         --       (1,075)          --
 Other liabilities......      --       --       12,176         --         12,176
 Liabilities related to
  separate accounts.....      --       --      693,390         --        693,390
                         -------- --------  ----------   ---------    ----------
 Total Liabilities......  228,292    1,322   3,446,491      (1,075)    3,675,030
                         -------- --------  ----------   ---------    ----------
SHAREHOLDERS' EQUITY      358,144  245,796     137,599    (383,395)      358,144
                         -------- --------  ----------   ---------    ----------
 Total Liabilities and
  Shareholders' Equity.. $586,436 $247,118  $3,584,090   $(384,470)   $4,033,174
                         ======== ========  ==========   =========    ==========

                          MUTUAL RISK MANAGEMENT LTD.

Condensed consolidated statements of (loss) income:

                                       Year ended December 31, 2000
                         ----------------------------------------------------------
                          Parent    Mutual      Other
                         Company    Group    Subsidiaries Eliminations Consolidated
                         --------  --------  ------------ ------------ ------------
                                              (In thousands)
REVENUES
 Fee Income.............    $ --      $ --     $207,513        $ --      $207,513
 Premiums earned........      --        --      254,505          --       254,505
 Net investment income..    2,599       777      35,956          --        39,332
 Intercompany interest
  income................      --        --       28,946      (28,946)         --
 Realized capital
  (losses)..............      --        --       (4,735)         --        (4,735)
 Other income...........       92       383         727          --         1,202
 Equity in subsidiary
  earnings..............   12,451    (5,083)        --        (7,368)         --
                         --------  --------    --------     --------     --------
 Total Revenues.........   15,142    (3,923)    522,912      (36,314)     497,817
                         --------  --------    --------     --------     --------
EXPENSES
 Losses and loss
  expenses incurred.....      --        --      227,155          --       227,155
 Acquisition costs......      --        --      110,226          --       110,226
 Operating expenses.....      249       354     154,850          --       155,453
 Interest expense.......   13,648     3,286       2,258          --        19,192
 Intercompany interest
  expense...............      --     28,946         --       (28,946)         --
 Other expenses.........      --        --        4,188                     4,188
                         --------  --------    --------     --------     --------
 Total Expenses.........   13,897    32,586     498,677      (28,946)     516,214
                         --------  --------    --------     --------     --------
INCOME (LOSS) BEFORE
 INCOME TAXES, MINORITY
 INTEREST AND
 EXTRAORDINARY LOSS.....    1,245   (36,509)     24,235       (7,368)     (18,397)
 Income taxes...........      --    (11,040)     (8,093)         --       (19,133)
                         --------  --------    --------     --------     --------
INCOME (LOSS) BEFORE
 MINORITY INTEREST AND
 EXTRAORDINARY LOSS.....    1,245   (25,469)     32,328       (7,368)         736
 Minority interest......      --        --          509          --           509
                         --------  --------    --------     --------     --------
INCOME (LOSS) BEFORE
 EXTRAORDINARY LOSS.....    1,245   (25,469)     32,837       (7,368)       1,245
 Extraordinary loss on
  extinguishment of
  debt, net of tax......    6,827       --          --           --         6,827
                         --------  --------    --------     --------     --------
NET (LOSS) INCOME....... $ (5,582) $(25,469)   $ 32,837     $ (7,368)    $ (5,582)
                         ========  ========    ========     ========     ========

                          MUTUAL RISK MANAGEMENT LTD.

Condensed consolidated statements of (loss) income--(continued)

                                      Year ended December 31, 1999
                         -------------------------------------------------------
                         Parent  Mutual      Other
                         Company  Group   Subsidiaries Eliminations Consolidated
                         ------- -------  ------------ ------------ ------------
                                             (In thousands)
REVENUES
 Fee Income............. $   --  $   --     $177,711    $     --      $177,711
 Premiums earned........     --      --      181,798          --       181,798
 Net investment income..   1,009     759      31,848          --        33,616
 Intercompany interest
  income................     --      --       20,831      (20,831)         --
 Realized capital
  (losses)..............     --      361      (5,560)         --        (5,199)
 Other (loss)...........     --     (114)       (186)         --          (300)
 Equity in subsidiary
  earnings..............  56,322  22,586         --       (78,908)         --
                         ------- -------    --------    ---------     --------
 Total Revenues.........  57,331  23,592     406,442      (99,739)     387,626
                         ------- -------    --------    ---------     --------
EXPENSES
 Losses and loss
  expenses incurred.....     --      --      147,705          --       147,705
 Acquisition costs......     --      --       51,582          --        51,582
 Operating expenses.....     141     633     127,750          --       128,524
 Interest expense.......   6,570     --          237          --         6,807
 Intercompany interest
  expense...............     --   20,831         --       (20,831)         --
 Other expenses.........     --      --        2,701          --         2,701
                         ------- -------    --------    ---------     --------
 Total Expenses.........   6,711  21,464     329,975      (20,831)     337,319
                         ------- -------    --------    ---------     --------
INCOME BEFORE INCOME
 TAXES, MINORITY
 INTEREST AND
 EXTRAORDINARY LOSS.....  50,620   2,128      76,467      (78,908)      50,307
 Income taxes...........     --   (6,743)      6,378          --          (365)
                         ------- -------    --------    ---------     --------
INCOME BEFORE MINORITY
 INTEREST AND
 EXTRAORDINARY LOSS.....  50,620   8,871      70,089      (78,908)      50,672
 Minority interest......     --      --          (52)         --           (52)
                         ------- -------    --------    ---------     --------
INCOME BEFORE
 EXTRAORDINARY LOSS.....  50,620   8,871      70,037      (78,908)      50,620
 Extraordinary loss on
  extinguishment of
  debt, net of tax......     182     --          --           --           182
                         ------- -------    --------    ---------     --------
NET INCOME.............. $50,438 $ 8,871    $ 70,037     $(78,908)    $ 50,438
                         ======= =======    ========    =========     ========

                                      Year ended December 31, 1998
                         -------------------------------------------------------
                         Parent  Mutual      Other
                         Company  Group   Subsidiaries Eliminations Consolidated
                         ------- -------  ------------ ------------ ------------
                                             (In thousands)
REVENUES
 Fee Income............. $   --  $   --     $157,271    $     --      $157,271
 Premiums earned........     --      --      101,913          --       101,913
 Net investment income..   2,171     606      26,813          --        29,590
 Intercompany interest
  income................     --      --       18,600      (18,600)         --
 Realized capital
  (losses)..............     --      599      (1,602)         --        (1,003)
 Other income (loss)....     --      390        (247)         --           143
 Equity in subsidiary
  earnings..............  69,102  38,986         --      (108,088)         --
                         ------- -------    --------    ---------     --------
 Total Revenues.........  71,273  40,581     302,748     (126,688)     287,914
                         ------- -------    --------    ---------     --------
EXPENSES
 Losses and loss
  expenses incurred.....     --      --       78,258          --        78,258
 Acquisition costs......     --      --       26,061          --        26,061
 Operating expenses.....     141     634     100,912          --       101,687
 Interest expense.......   6,605     --          214          --         6,819
 Intercompany interest
  expense...............     --   18,600         --       (18,600)         --
 Other expenses.........     --      --        2,119          --         2,119
                         ------- -------    --------    ---------     --------
 Total Expenses.........   6,746  19,234     207,564      (18,600)     214,944
                         ------- -------    --------    ---------     --------
INCOME BEFORE INCOME
 TAXES AND MINORITY
 INTEREST...............  64,527  21,347      95,184     (108,088)      72,970
 Income taxes...........     --   (4,759)     13,295          --         8,536
                         ------- -------    --------    ---------     --------
INCOME BEFORE MINORITY
 INTEREST...............  64,527  26,106      81,889     (108,088)      64,434
 Minority interest......     --      --           93          --            93
                         ------- -------    --------    ---------     --------
NET INCOME ............. $64,527 $26,106    $ 81,982    $(108,088)    $ 64,527
                         ======= =======    ========    =========     ========

                          MUTUAL RISK MANAGEMENT LTD.

Condensed consolidated statements of cash flows

                                         Year ended December 31, 2000
                                  ---------------------------------------------
                                   Parent    Mutual      Other
                                  Company    Group    Subsidiaries Consolidated
                                  --------  --------  ------------ ------------
                                                (In thousands)
NET CASH FLOWS (APPLIED TO) FROM
 OPERATING ACTIVITIES............ $(12,431) $(36,666)   $ 62,033     $ 12,936
                                  --------  --------    --------     --------
CASH FLOWS FROM INVESTING
 ACTIVITIES
 Proceeds from sale of
  investments--Available for
  sale...........................      --        --      369,584      369,584
 Proceeds from maturity of
  investments--Available for
  sale...........................      --        --       32,463       32,463
 Fixed asset purchased...........      --        --      (17,345)     (17,345)
 Investments purchased--Available
  for sale.......................   (2,231)      --     (319,107)    (321,338)
 Acquisitions and other
  investments....................      --        --      (11,905)     (11,905)
 Other items.....................      --        --          420          420
 Investments in and advances to
  subsidiaries and affiliates,
  net............................  161,706  (113,469)    (48,237)         --
                                  --------  --------    --------     --------
NET CASH FROM (APPLIED TO)
 INVESTING ACTIVITIES............  159,475  (113,469)      5,873       51,879
                                  --------  --------    --------     --------
CASH FLOWS FROM FINANCING
 ACTIVITIES
 Loan repayment and interest
  received....................... (217,000)               99,547     (117,453)
 Proceeds from loans payable.....  170,000   150,000    (100,000)     220,000
 Extinguishment of convertible
  debentures..................... (101,325)      --          --      (101,325)
 Proceeds from shares issued.....    6,437       --          --         6,437
 Claims deposit liabilities......      --        --       (2,517)      (2,517)
 Pension fund reserves...........      --        --      (11,790)     (11,790)
 Dividends paid..................  (11,539)      --          --       (11,539)
                                  --------  --------    --------     --------
NET CASH (APPLIED TO) FROM
 FINANCING ACTIVITIES............ (153,427)  150,000     (14,760)     (18,187)
                                  --------  --------    --------     --------
Net (decrease) increase in cash
 and cash equivalents............   (6,383)     (135)     53,146       46,628
Cash and cash equivalents at
 beginning of year...............    6,722     1,019     147,646      155,387
                                  --------  --------    --------     --------
Cash and cash equivalents at end
 of year......................... $    339  $    884    $200,792     $202,015
                                  ========  ========    ========     ========
                                         Year ended December 31, 1999
                                  ---------------------------------------------
                                   Parent    Mutual      Other
                                  Company    Group    Subsidiaries Consolidated
                                  --------  --------  ------------ ------------
                                                (In thousands)
NET CASH FLOWS (APPLIED TO) FROM
 OPERATING ACTIVITIES             $   (533) $(12,326)   $ 33,493     $ 20,634
                                  --------  --------    --------     --------
CASH FLOWS FROM INVESTING
 ACTIVITIES
 Proceeds from sale of
  investments--Available for
  sale...........................      --        --       85,312       85,312
 Proceeds from maturity of
  investments--Available for
  sale...........................      --        --       53,183       53,183
 Fixed asset purchased...........      --        --      (17,732)     (17,732)
 Investments purchased--Available
  for sale.......................      --        --     (153,949)    (153,949)
 Acquisitions and other
  investments....................      --        --      (10,130)     (10,130)
 Proceeds from sale of other
  investments....................      --        --          577          577
 Other items.....................      --        --          104          104
 Investments in and advances to
  subsidiaries and affiliates,
  net............................  (74,185)   11,473      62,712          --
                                  --------  --------    --------     --------
NET CASH (APPLIED TO) FROM
 INVESTING ACTIVITIES............  (74,185)   11,473      20,077      (42,635)
                                  --------  --------    --------     --------
CASH FLOWS FROM FINANCING
 ACTIVITIES
 Proceeds from loans payable.....  117,000       --          --       117,000
 Other loans received............      --        --          511          511
 Extinguishment of convertible
  debentures.....................   (6,163)      --          --        (6,163)
 Proceeds from shares issued.....   11,209       --          --        11,209
 Purchase of treasury shares.....  (29,813)      --          --       (29,813)
 Claims deposit liabilities......      --        --       (9,524)      (9,524)
 Pension fund reserves...........      --        --      (11,773)     (11,773)
 Dividends paid..................  (11,482)      --          --       (11,482)
                                  --------  --------    --------     --------
NET CASH (APPLIED TO) FROM
 FINANCING ACTIVITIES............   80,751       --      (20,786)      59,965
                                  --------  --------    --------     --------
Net increase (decrease) in cash
 and cash equivalents............    6,033      (853)     32,784       37,964
Cash and cash equivalents at
 beginning of year...............      689     1,872     114,862      117,423
                                  --------  --------    --------     --------
Cash and cash equivalents at end
 of year......................... $  6,722  $  1,019    $147,646     $155,387
                                  ========  ========    ========     ========

                          MUTUAL RISK MANAGEMENT LTD.

Condensed consolidated statements of cash flows--(continued)

                                          Year ended December 31, 1998
                                   --------------------------------------------
                                   Parent    Mutual      Other
                                   Company   Group    Subsidiaries Consolidated
                                   -------  --------  ------------ ------------
                                                 (In thousands)
NET CASH FLOWS FROM (APPLIED TO)
 OPERATING ACTIVITIES............. $ 1,073  $(18,363)   $ 79,641     $ 62,351
                                   -------  --------    --------     --------
CASH FLOWS FROM INVESTING
 ACTIVITIES
 Proceeds from sale of
  investments--Available for
  sale............................  30,476       --      115,269      145,745
 Proceeds from maturity of
  investments--Available for
  sale............................     --        --       57,175       57,175
 Fixed asset purchased............     --        --       (9,890)      (9,890)
 Investments purchased--Available
  for sale........................ (15,943)      --     (252,925)    (268,868)
 Acquisitions and other
  investments.....................     --        --      (28,886)     (28,886)
 Proceeds from sale of other
  investments.....................     --        --        2,929        2,929
 Other items......................     --        --            9            9
 Investments in and advances to
  subsidiaries and affiliates,
  net............................. (13,958)   15,936      (1,978)         --
                                   -------  --------    --------     --------
NET CASH FROM (APPLIED TO)
 INVESTING ACTIVITIES.............     575    15,936    (118,297)    (101,786)
                                   -------  --------    --------     --------
CASH FLOWS FROM FINANCING
 ACTIVITIES
 Loan repayment and interest
  received........................     389       --          --           389
 Other loans received.............     --        --        1,379        1,379
 Proceeds from shares issued......   8,055       --          --         8,055
 Claims deposit liabilities.......     --        --       (4,997)      (4,997)
 Pension fund reserves............     --        --       79,753       79,753
 Dividends paid................... (10,427)      --          --       (10,427)
                                   -------  --------    --------     --------
NET CASH (APPLIED TO) FROM
 FINANCING ACTIVITIES.............  (1,983)      --       76,135       74,152
                                   -------  --------    --------     --------
Net (decrease) increase in cash
 and cash equivalents.............    (335)   (2,427)     37,479       34,717
Cash and cash equivalents at
 beginning of year................   1,024     4,299      77,383       82,706
                                   -------  --------    --------     --------
Cash and cash equivalents at end
 of year.......................... $   689  $  1,872    $114,862     $117,423
                                   =======  ========    ========     ========

                           MUTUAL RISK MANAGEMENT LTD

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       PARENT COMPANY ONLY BALANCE SHEETS

                                                        2000          1999
                                                    ------------  ------------
ASSETS


Cash and cash equivalents.......................... $    339,175  $  6,721,527
Investments........................................   12,017,747     9,664,914
Investments in subsidiaries and affiliates.........  590,117,374   570,072,530
Due from subsidiaries and affiliates...............          --        542,308
Other assets.......................................      423,968     2,319,150
                                                    ------------  ------------
Total Assets....................................... $602,898,264  $589,320,429
                                                    ============  ============


LIABILITIES & SHAREHOLDERS' EQUITY


LIABILITIES
Accounts payable and accrued expenses.............. $      1,361  $    393,741
Other liabilities..................................    2,912,861     2,884,665
Due to subsidiaries and affiliates.................  164,778,873           --
Debentures.........................................   13,672,737   110,898,002
Loans payable......................................   70,000,000   117,000,000
                                                    ------------  ------------
Total Liabilities..................................  251,365,832   231,176,408
                                                    ------------  ------------
SHAREHOLDERS' EQUITY
Common Shares--Authorized 180,000,000 (par value
 $0.01) Issued 41,614,649 (excluding 2,728,816
 cumulative shares held in treasury) (1999--
 41,205,191).......................................      416,146       412,052
Additional paid-in capital.........................  117,187,738   110,754,754
Accumulated other comprehensive (loss).............  (10,836,478)  (14,937,127)
Retained earnings..................................  244,765,026   261,914,342
                                                    ------------  ------------
Total Shareholders' Equity.........................  351,532,432   358,144,021
                                                    ------------  ------------
Total Liabilities & Shareholders' Equity........... $602,898,264  $589,320,429
                                                    ============  ============

                 See Notes to Consolidated Financial Statements

                           MUTUAL RISK MANAGEMENT LTD

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                PARENT COMPANY ONLY STATEMENTS OF (LOSS) INCOME

                                             Years ended December 31,
                                      ----------------------------------------
                                          2000          1999          1998
                                      ------------  ------------  ------------
NET INVESTMENT INCOME...............  $  2,599,832  $  1,008,904  $  2,171,384
Operating expenses..................       157,671       141,055       141,140
Interest expense....................    12,251,935       573,200           --
Amortization of debentures..........     1,396,167     5,996,459     6,605,238
                                      ------------  ------------  ------------
LOSS BEFORE EXTRAORDINARY LOSS AND
 EQUITY IN EARNINGS OF
 SUBSIDIARIES.......................   (11,205,941)   (5,701,810)   (4,574,994)
Extraordinary loss on extinguishment
 of debentures, net of tax..........    (6,827,242)     (181,742)          --
                                      ------------  ------------  ------------
LOSS BEFORE EQUITY IN EARNINGS OF
 SUBSIDIARIES.......................   (18,033,183)   (5,883,552)   (4,574,994)
Undistributed equity in earnings of
 subsidiary.........................    12,451,227    56,321,584    69,102,196
                                      ------------  ------------  ------------
NET (LOSS) INCOME AVAILABLE TO
 COMMON SHAREHOLDERS................    (5,581,956)   50,438,032    64,527,202
OTHER COMPREHENSIVE INCOME (LOSS),
 NET OF TAX.........................
Unrealized gains (losses) on
 investments, net of
 reclassification adjustment........     4,100,649   (19,393,912)      421,385
                                      ------------  ------------  ------------
COMPREHENSIVE (LOSS) INCOME.........  $ (1,481,307) $ 31,044,120  $ 64,948,587
                                      ============  ============  ============


                 See Notes to Consolidated Financial Statements

                           MUTUAL RISK MANAGEMENT LTD
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  PARENT COMPANY ONLY STATEMENTS OF CASH FLOW

                                             Years ended December 31,
                                      ----------------------------------------
                                          2000           1999         1998
                                      -------------  ------------  -----------
NET CASH FLOW FROM OPERATING
 ACTIVITIES
Net loss before equity in earnings
 of subsidiaries....................  $ (18,033,183) $ (5,883,552) $(4,574,994)
Items not affecting cash:
  Amortization of debentures........      1,396,167     5,996,459    6,605,238
  Amortization of investments.......            --     (1,092,079)  (1,188,773)
  Extraordinary loss on
   extinguishment of debt...........      6,827,242           --           --
  Other items.......................     (4,123,544)          --           --
Net changes in non-cash balances
 relating to operations:
  Other assets......................      1,895,182        52,755      239,181
  Accounts payable and accrued
   expenses.........................       (392,380)      392,815       (6,592)
                                      -------------  ------------  -----------
NET CASH FLOW (APPLIED TO) FROM
 OPERATING ACTIVITIES...............    (12,430,516)     (533,602)  (1,074,060)
                                      -------------  ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cost of investments...............     (2,230,750)          --   (15,942,997)
  Proceeds from sale of
   investments......................            --            --    30,475,717
  Investments in and advances to
   subsidiaries
   and affiliates, net..............    161,706,134   (74,184,650) (13,957,919)
                                      -------------  ------------  -----------
NET CASH FROM (APPLIED TO) INVESTING
 ACTIVITIES.........................    159,475,384   (74,184,650)     574,801
                                      -------------  ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from shares issued...      7,824,179    11,209,642    8,055,217
  Purchase of Treasury shares.......     (1,387,105)  (29,813,837)         --
  Extinguishment of convertible
   debentures.......................   (101,325,130)   (6,163,258)         --
  Loans payable received (repaid)...    (47,000,000)  117,000,000          --
  Subscription loans receivable.....            --            --       383,761
  Loan interest received............            --            --         4,922
  Dividends paid....................    (11,539,164)  (11,482,028) (10,427,321)
                                      -------------  ------------  -----------
NET CASH FLOWS (APPLIED TO) FROM
 FINANCING ACTIVITIES...............   (153,427,220)   80,750,519   (1,983,421)
                                      -------------  ------------  -----------
Net (decrease) increase in cash and
 cash equivalents...................     (6,382,352)    6,032,267     (334,560)
Cash and cash equivalents at
 beginning of year..................      6,721,527       689,260    1,023,820
                                      -------------  ------------  -----------
Cash and cash equivalents at end of
 year...............................  $     339,175  $  6,721,527  $   689,260
                                      =============  ============  ===========

                 See Notes to Consolidated Financial Statements

                                                                     SCHEDULE VI
                          MUTUAL RISK MANAGEMENT LTD.
                      SUPPLEMENTARY INSURANCE INFORMATION
                          (U.S. DOLLARS IN THOUSANDS)

                               Gross
                              Reserve
                                for
                              Unpaid
   Year ended     Deferred    Claims      Gross
  December 31,     Policy       and     Discount,   Gross     Nets      Net
   Property-     Acquisition  Claims     if any,   Unearned  Earned  Investment
    Casualty        Costs    Expenses  Deducted(1) Premiums Premiums   Income
  ------------   ----------- --------- ----------- -------- -------- ----------
2000............   52,047    2,447,957   58,087    423,342  245,828    20,955
1999............   20,531    1,860,120   39,538    335,265  181,798    17,466
1998............   17,948    1,190,426   36,213    241,893  101,913    16,357

                      Net Claim and
                          Claims
                         Expenses
                         Incurred    Amortization
                      Related to(1)  of Deferred   Net Paid
     Year ended       --------------    Policy    Claims and   Net      Other
    December 31,      Current Prior  Acquisition    Claims   Premiums Operating
  Property-Casualty    Year    Year      Cost      Expenses  Written  Expenses
  -----------------   ------- ------ ------------ ---------- -------- ---------
2000................. 157,813 69,292   101,377     132,529   204,479   43,391
1999................. 146,414  1,291    51,582     128,384   200,517   42,857
1998.................  74,476  3,782    26,061      53,158   104,948   30,164

--------
(1) Medical malpractice reserves have been discounted at 6%. Workers' compensation reserves have been discounted at 4%.