Form 10-K/A
period 2000-12-31
MUTUAL RISK MANAGEMENT LTD
filed 2001-04-27
CIK 826918

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

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

             Title of Each Class                 Name of Each Exchange on Which Registered
             -------------------                 -----------------------------------------
        Common Shares, $.01 par value                     New York Stock Exchange

                               ----------------

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   At April 26, 2001, the registrant had outstanding 41,623,198 Common Shares, the only class of the registrant's common stock outstanding, and the aggregate market value of voting stock held by non-affiliates at such date was $228,234,106 (based on the closing price of such Common Shares of $5.87 on April 26, 2001, as reported on the New York Stock Exchange, Inc., composite listings).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

   This Amendment amends and supplements the Form 10-K filed by Mutual Risk Management Ltd. (the "Company") on April 2, 2001 by restating Part III, Items 10 through 13, each in its entirety.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Officers

   The following table shows certain information with respect to each director and executive officer of the Company.

                        Director  Term      Principal Occupation & Business
        Name        Age  Since   Expires              Experience
        ----        --- -------- -------    -------------------------------
 Robert A. Mulderig  48   1982    2002   Chairman and Chief Executive Officer
                                         of the Company since 1982; Chairman
                                         of Legion Insurance Co. ("Legion");
                                         Director of The Galtney Group, Inc.
                                         and The Bank of N.T. Butterfield &
                                         Sons Ltd. Also serves as a director
                                         or officer of a number of
                                         unaffiliated captive insurance
                                         companies to which the Company
                                         provides management services.

 John Kessock, Jr.   52   1985    2002   President of the Company since 1991;
                                         President of Mutual Group Ltd. and
                                         Legion; primarily responsible for
                                         marketing the Company's programs
                                         since 1979; Chairman of Commonwealth
                                         Risk Services L.P. ("CRS") and the
                                         IPC Companies; Director of Ward
                                         North America, Inc.

 Richard G. Turner   50   1985    2001   Executive Vice President of the
                                         Company since 1995; President of CRS
                                         since 1984; Vice President of
                                         Marketpac International, a
                                         subsidiary of American International
                                         Group from 1979 to 1984; Director of
                                         Colonial Penn Insurance Company;
                                         Director of Ward North America, Inc.

 Glenn R. Partridge  47   1990    2002   Executive Vice President of the
                                         Company since 1995; Executive Vice
                                         President of Legion; primarily
                                         responsible for Legion's
                                         underwriting function since 1987;
                                         Vice President of CRS from 1983 to
                                         1987.

 Roger E. Dailey     67   1985    2003   Vice President of Equifax, Inc. for
                                         more than five years until
                                         retirement in 1993. Currently a self
                                         employed consultant.

 David J. Doyle      47   1977    2003   Partner in the law firm of Appleby,
                                         Spurling & Kempe from 1978 to 1996.
                                         Specializes in international
                                         corporate matters with particular
                                         emphasis on insurance law; Director
                                         of Bermuda subsidiaries of the
                                         Company. In March 1996, Mr. Doyle
                                         joined the law firm of Conyers Dill
                                         & Pearman, Hamilton, Bermuda.

 Arthur E. Engel     54   1985    2003   Principal of The Marine Group, LLC
                                         since 1997; Director of Mutual
                                         Indemnity Ltd. since 1981.


                             Director  Term   Principal Occupation & Business
          Name           Age  Since   Expires            Experience
          ----           --- -------- ------- -------------------------------
 Allan W. Fulkerson       67   1988    2001   President of Century Capital
                                              Management, Inc. since 1992;
                                              Chairman of Century Shares
                                              Trust and Century Capital
                                              Management Trust, Director of
                                              HCC Insurance Holdings, Inc.,
                                              Wellington Underwriting PLC.,
                                              International Financial Group,
                                              Inc., The Galtney Group Inc.,
                                              and LUA Segueros La Portena SA.

 William F. Galtney, Jr.  48   1988    2001   Chairman, Chief Executive
                                              Officer and Director of The
                                              Galtney Group Inc. since 1988;
                                              Director of Everest Re Group,
                                              Ltd.

 Jerry S. Rosenbloom      61   1991    2001   Frederick H. Ecker Professor of
                                              Insurance and Risk Management
                                              and Academic Director,
                                              Certified Employee Benefit
                                              Specialist Program, Wharton
                                              School, University of
                                              Pennsylvania since 1974;
                                              Director of Annuity and Life Re
                                              (Holdings) Ltd., Harleysville
                                              Insurance Group; Trustee of
                                              Century Shares Trust.

 Norman L. Rosenthal      49   1997    2003   President of Norman L.
                                              Rosenthal & Associates, Inc.
                                              since August, 1996; Managing
                                              Director of Morgan Stanley &
                                              Co., Inc, from January 1992
                                              until July 1996; Director of
                                              Plymouth Rock Assurance Company
                                              since July 1998.

 Joseph D. Sargent        71   1988    2003   Chairman of Bradley, Foster &
                                              Sargent, Inc since 1994;
                                              Director of Trenwick Group,
                                              Inc. and Command Systems, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the United States Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Shares and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

   To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2000, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten-percent beneficial owners were complied with, except Mr. Dailey who filed a Form 4 late with respect to an option exercise and subsequent sale of Common Shares.

ITEM 11. EXECUTIVE COMPENSATION

Compensation

   The following table sets forth the compensation, including bonuses, paid or accrued during the Company's last three fiscal years to the Chief Executive Officer and each of the other four highest paid executive officers of the Company (the "Named Executive Officers").

                           Summary Compensation Table

                                                  Long Term
                                                 Compensation
                                                 ------------
                                    Annual
                                 Compensation     Securities
                              ------------------  Underlying
Name and Principal                                 Options        All Other
Position                 Year Salary($) Bonus($)  Granted(#)  Compensation(1)($)
------------------       ---- --------- -------- ------------ ------------------
Robert A. Mulderig...... 2000  537,985  145,867     70,000          13,368
 Chairman and Chief      1999  525,000  233,850     95,444          13,125
 Executive Officer       1998  500,000  614,485     60,000          12,500

John Kessock, Jr........ 2000  525,000  145,867     70,000           4,250
 President               1999  525,000  233,850     95,444           4,000
                         1998  500,000  614,485     60,000           4,000

Richard G. Turner....... 2000  325,500   91,161     52,500           4,250
 Executive Vice          1999  325,500  144,987     70,000           4,000
 President               1998  310,000  409,656     40,000           4,000

Glenn R. Partridge...... 2000  325,500   91,161     52,500           4,250
 Executive Vice          1999  325,500  144,987     70,000           4,000
 President               1998  310,000  380,395     40,000           4,000

James C. Kelly.......... 2000  275,485   73,517     20,000           6,806
 Senior Vice President   1999  262,500  116,925     58,000           6,562
 and CFO                 1998  250,000  307,242     33,333           6,250

--------
(1) Consists of Company contributions to pension plans.

Stock Options

   Stock options to directors and employees are currently awarded only under the provisions of the Company's 1998 Long Term Incentive Plan ("LTIP"). Options are awarded to employees at the market price at the time of issuance for five year terms with 25% becoming exercisable each year. During 2000, options for 355,000 shares were issued to seven executive officers of the Company.

   The following table provides certain information on options granted in 2000 to the Named Executive Officers. The last two columns of the table present possible values of these grants assuming certain rates of growth in the price of the Common Shares.

                             Option Grants In 2000

                                      Individual Grants(1)
                         -----------------------------------------------
                                                                            Potential
                                                                           Realizable
                                                                            Value at
                                                                         Assumed Annual
                                                                         Rates of stock
                         Number of   % of Total                               Price
                         Securities   Options                             Appreciation
                         underlying  Granted to  Exercise or             for Option Term
                          Options   Employees in     Base     Expiration ---------------
      Name               Granted(#) Fiscal Year  Price ($/Sh)    Date     5%($)  10%($)
      ----               ---------- ------------ ------------ ---------- ------- -------
Robert A. Mulderig......   70,000       5.81%       13.25      12/14/05  256,251 566,248
John Kessock, Jr........   70,000       5.81%       13.25      12/14/05  256,251 566,248
Richard G. Turner.......   52,500       4.36%       13.25      12/14/05  192,188 424,686
Glenn R. Partridge......   52,500       4.36%       13.25      12/14/05  192,188 424,686
James C. Kelly..........   20,000       1.66%       13.25      12/14/05   73,215 161,785

--------
(1) Options to purchase Common Shares are granted under the Company's LTIP. The option price equals the face market value of the Common Shares on the day of the grant and an option's maximum term is five to ten years. Options granted vest ratably over a four year period.

   The following table presents certain information with respect to the value of options at December 31, 2000 held by the named Executive Officers. The table presents information with respect to both exercisable and unexercisable options.

         Aggregated Option Exercises In 2000 and Year End Option Values

                                                       Number of Securities      Value of Unexercised In-
                           Shares                     Underlying Unexercised    the-Money Options At FY-End
                         Acquired on     Value         Options at FY-End(#)               ($)(2)
      Name               Exercise(#) Realized($)(1) (Exercisable/Unexercisable) (Exercisable/Unexercisable)
      ----               ----------- -------------- --------------------------- ---------------------------
Robert A. Mulderig......        0             0           138,737/187,583             21,858/180,435
John Kessock, Jr........   32,000       111,872           138,737/187,583             21,858/180,435
Richard G. Turner.......   26,666        92,290           102,876/137,000             16,469/134,584
Glenn R. Partridge......   26,666        77,915           100,626/136,250             16,469/134,584
James C. Kelly..........   16,000        56,750             94,916/93,917              13,300/65,969

--------
(1) Represents difference between stock price and market price on date of exercise.
(2) Based on the closing price of the Common Shares on December 31, 2000 of $15.188.

Pension Plans

   In 1990, the Company instituted two defined contribution pension plans, which are available to most of the Company's employees. In order to comply with the National Pension Scheme Act of 1998, the Company offered two new pension plans for its Bermuda employees beginning in 2000. Pursuant to these plans, the Company contributes up to 2.5% of an employee's salary. In 1998, the Company adopted a deferred compensation plan for senior executives. The deferred compensation plan allows eligible employees to defer receipt of any percentage of his or her compensation by filing the appropriate election with the Company. The deferred compensation plan is not funded by the Company although a rabbi trust, a trust used to provide funds for a deferred compensation arrangement but which remain subject to the claims of the creditors in the event of the payor's insolvency, has been established to hold funds relating to the plan.

Compensation Committee Interlocks and Insider Participation

   Mr. Mulderig, the Company's Chief Executive Officer, is a director and a member of the compensation committee of The Galtney Group, Inc. of which Mr. Galtney is a director and executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   As of April 26, 2001, the Company had outstanding 41,623,198 Common Shares, par value $.01 per share (the "Common Shares"), entitled to be voted at the Meeting. Each Common Share is entitled to one vote.

   The following table sets forth certain information regarding beneficial ownership of the Common Shares as of April 27, 2001, by each person who is known by the Company to own beneficially more than 5% of the Common Shares, by each of the Company's directors and by all executive officers and directors as a group.

                                                                  Shares
                                                               Beneficially
                                                                 Owned (1)
                                                             -----------------
                                                              Number   Percent
                                                             --------- -------
Franklin Resources, Inc.(2)................................. 4,649,621  11.17%
 777 Mariners Island Blvd.
 San Mateo, CA 94404


Neuberger Berman, Inc.(3)................................... 3,599,804   8.65%
 605 Third Avenue,
 New York, NY 10158-3698


Reich & Tang Asset Management, L.P.(4)...................... 2,272,148   5.46%
 600 Fifth Avenue,
 New York, NY 10020


Robert A. Mulderig(5)....................................... 1,080,653   2.60%


John Kessock, Jr.(6)........................................   863,761   2.08%


Glenn R. Partridge(7).......................................   315,276   0.76%


Richard G. Turner(8)........................................   335,343   0.81%


Roger E. Dailey(9)..........................................    89,322   0.21%


David J. Doyle(10)..........................................       --     --


Arthur E. Engel(11).........................................   230,507   0.55%


Allan W. Fulkerson(9).......................................    73,620   0.18%


William F. Galtney, Jr.(12).................................   244,705   0.59%


Jerry S. Rosenbloom(9)......................................    90,954   0.22%


Norman L. Rosenthal(9)......................................    69,319   0.17%


Joseph D. Sargent(9)........................................    95,507   0.23%


All directors and executive officers as a group (15
 persons)................................................... 3,731,136   8.97%

--------
 (1) Includes Common Shares and Common Shares issuable pursuant to options to acquire Common Shares that are exercisable within 60 days of April 26, 2001.
 (2) Based on Amendment No. 2 to Schedule 13G of Franklin Resources dated January 31, 2001.
 (3) Based on Schedule 13G of Neuberger Berman, Inc. dated February 2, 2001.
 (4) Based on Schedule 13G of Reich & Tang Asset Management, L.P. dated February 15, 2001.
 (5) Does not include 94,116 Common Shares, which are owned by trusts the beneficiaries of which are members of Mr. Mulderig's family. Mr. Mulderig disclaims beneficial ownership of such shares. Includes options to acquire 138,737 Common Shares.
 (6) Includes 725,024 Common Shares owned by the Kessock Family Trust. Does not include 60,864 Common Shares owned by the Kessock Family Irrevocable Trust as to which Mr. Kessock disclaims beneficial ownership. The beneficiaries of these trusts include Mr. Kessock and members of his family. Includes options to acquire 138,737 Common Shares.

 (7) Includes options to acquire 100,626 Common Shares.
 (8) Does not include 27,666 Common Shares held in the Children's Trust of the Turner Family Trust as to which Mr. Turner disclaims beneficial ownership. Includes options to acquire 102,876 Common Shares.
 (9) Includes options to acquire 52,500 Common Shares.
(10) Does not include 94,166 Common Shares beneficially owned by certain trusts of which Mr. Doyle is a co-trustee.
(11) Includes options to acquire 52,500 Common Shares. Does not include 622,700 Common Shares owned by Mutual Indemnity Ltd. as to which Mr. Engel may be deemed the beneficial owner.
(12) Includes options to acquire 52,500 Common Shares. Also includes 129,198 Common Shares, which are owned by Galtney Family Investors, Ltd. of which Mr. Galtney is the General Partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Company and its subsidiaries provide administrative and accounting services to a number of unaffiliated insurance and reinsurance companies. Certain officers, directors and employees of the Company serve as officers and directors of these companies, generally without remuneration.

   Mutual Finance Ltd, a subsidiary of the Company, has an investment of approximately $2.2 million in Century Capital Partners L.P. ("Century Capital"). This investment was made by the Mutual Finance pool, which is principally comprised of assets being invested for the benefit of participants in the Company's IPC Programs. Century Capital is a limited partnership which invests in insurance and other financial services companies. The general partner of Century Capital is CCP Capital, Inc. and the investment advisor is Century Capital Management, Inc. Mr. Allan Fulkerson, a director of the Company, is President and a director of CCP Capital Inc. and Century Capital Management, Inc.

   In connection with the Company's acquisition of The Hemisphere Group Limited ("Hemisphere") in July 1996, the Company acquired a 40% interest in the Hemisphere Trust Company Limited ("Hemisphere Trust"), a Bermuda "local" trust company, which had formerly been a wholly owned subsidiary of Hemisphere. As a "local" Bermuda company, at least 60% of the shares of Hemisphere Trust must be owned by Bermudians. In compliance with this requirement, Mr. Robert A. Mulderig, Chairman and Chief Executive Officer of the Company, acquired 60% of Hemisphere Trust for $0.2 million at the time of the Company's acquisition of Hemisphere. The amount of the purchase price was equal to 60% of the book value of Hemisphere Trust on the date of acquisition.

   The Company and Mr. Mulderig have entered into a Shareholders' Agreement relating to Hemisphere Trust which provides, amongst other things, that (i) the Company has the option, subject to regulatory approval, to acquire Mr. Mulderig's interest in Hemisphere Trust at Mr. Mulderig's cost, plus interest at 6% per annum; (ii) the Company has a pre-emptive right, also subject to regulatory approval, over the shares held by Mr. Mulderig; and (iii) no dividends or other distributions can be made by Hemisphere Trust without the prior consent of the Company. The Company provides management services to Hemisphere Trust for an annual fee of $0.3 million.

   Certain significant shareholders and directors of the Company represent or are employed by entities which have purchased IPC Programs or other services from the Company and its subsidiaries. These services are provided by the Company based on arms-length negotiations.

   On October 12, 2000, the Company's subsidiary, Legion, acquired Psychiatrists' Risk Retention Group, Inc. and its related subsidiaries. In connection with that acquisition, PRMS Holdings, LLC, a subsidiary of Psychiatrists' Risk Retention Group, Inc., repaid a promissory note in the principal amount of $700,000 owing to The Galtney Group, Inc. Mr. Galtney, a director of the Company, is the Chairman, Chief Executive Officer and a director of The Galtney Group, Inc.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized, in Hamilton, Bermuda, on April 27, 2001.

                                          Mutual Risk Management, Ltd.

                                                  /s/ Richard E. O'Brien
                                          By: _________________________________
                                                   Senior Vice President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                               Title                        Date
              ---------                               -----                        ----

      /s/ Robert A. Mulderig*          Chairman and Chief Executive Officer         April 27, 2001
 _____________________________________
          Robert A. Mulderig

       /s/ John Kessock, Jr.*          President, Director and Authorized           April 27, 2001
 _____________________________________  U.S. Representative
           John Kessock Jr.

       /s/ Richard G. Turner*          Executive Vice President and                 April 27, 2001
 _____________________________________  Director
           Richard G. Turner

      /s/ Glenn R. Partridge*          Executive Vice President and                 April 27, 2001
 _____________________________________  Director
          Glenn R. Partridge

          /s/ Andrew Cook*             Senior Vice President and Chief              April 27, 2001
 _____________________________________  Financial Officer (Principal
              Andrew Cook               Financial and Accounting Officer)

        /s/ Roger E. Dailey*           Director                                     April 27, 2001
 _____________________________________
            Roger E. Dailey

        /s/ David J. Doyle *           Director                                     April 27, 2001
 _____________________________________
            David J. Doyle

        /s/ Arthur E. Engel*           Director                                     April 27, 2001
 _____________________________________
            Arthur E. Engel

      /s/ Allan W. Fulkerson*          Director                                     April 27, 2001
 _____________________________________
          Allan W. Fulkerson

    /s/ William F. Galtney, Jr.*       Director                                     April 27, 2001
 _____________________________________
        William F. Galtney Jr.

      /s/ Jerry S. Rosenbloom*         Director                                     April 27, 2001
 _____________________________________
          Jerry S. Rosenbloom

      /s/ Norman L. Rosenthal*         Director                                     April 27, 2001
 _____________________________________
          Norman L. Rosenthal

       /s/ Joseph D. Sargent*          Director                                     April 27, 2001
 _____________________________________
           Joseph D. Sargent

      /s/ Richard E. O'Brien
* ____________________________________
          Richard E. O'Brien
           Attorney-in-Fact