Form 10-Q
period 2001-03-31
MUTUAL RISK MANAGEMENT LTD
filed 2001-05-15
CIK 826918

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2001.

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

                            YES   [X]        NO   [_]

The number of outstanding shares of the registrant's Common Stock, $0.01 par value, as of March 31, 2001 was 41,618,331.

                          MUTUAL RISK MANAGEMENT LTD.

                                   I N D E X

Part I. Financial Information:

    Item 1. Financial Statements:

        Unaudited Consolidated Statements of Income and Comprehensive Income
        for the three month periods ended March 31, 2001 and 2000                               3

        Consolidated Balance Sheets at March 31, 2001 (unaudited)
        and December 31, 2000 (audited)                                                         4

        Unaudited Consolidated Statements of Cash Flows for the
        three month periods ended March 31, 2001 and 2000                                       5

        Consolidated Statements of Changes in  Shareholders' Equity at
        March 31, 2001 (unaudited) and December 31, 2000 (audited)                              6

        Notes to Unaudited Consolidated Financial Statements at
        March 31, 2001                                                                          7-16

    Item 2. Management's Discussion and Analysis of Financial                                   17-22
                 Condition and Results of Operations

    Item 3. Quantitative and Qualitative Disclosures about                                      22
                 Market Risk

PART II.Other Information:

    Item 6. Exhibits and Reports on Form 8-K                                                    22

Signatures                                                                                      23

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)                                      Three Months Ended March 31
                                                                                     2001                   2000
REVENUES
    Fee income                                                                  $    31,861            $    22,939
    Premiums earned                                                                  63,436                 55,873
    Net investment income                                                             6,405                 12,566
    Realized capital losses                                                            (991)                (1,623)
    Other income                                                                        383                     14
                                                                                -----------            -----------
     Total Revenues                                                                 101,094                 89,769
                                                                                -----------            -----------
EXPENSES
    Losses and loss expenses incurred                                                43,766                 34,320
    Acquisition and underwriting expenses                                            16,581                 19,534
    Operating expenses                                                               22,859                 17,655
    Interest expense                                                                  4,538                  5,996
    Other expenses                                                                      962                    712
                                                                                -----------            -----------
    Total Expenses                                                                   88,706                 78,217
                                                                                -----------            -----------
INCOME BEFORE INCOME TAXES,
MINORITY INTEREST AND EXTRAORDINARY LOSS                                             12,388                 11,552
    Income taxes                                                                        672                    993
                                                                                -----------            -----------

INCOME BEFORE MINORITY INTEREST AND EXTRAORDINARY LOSS                               11,716                 10,559
Minority interest                                                                      (253)                   699
                                                                                -----------            -----------
INCOME BEFORE EXTRAORDINARY LOSS                                                     11,463                 11,258
Extraordinary loss on extinguishment of debentures, net of tax                            -                  4,327
                                                                                -----------            -----------
NET INCOME                                                                           11,463                  6,931
Other comprehensive income, net of tax:
    Unrealized losses on investments, net of reclassification
      adjustment                                                                      5,857                 (1,158)
                                                                                -----------            -----------
COMPREHENSIVE INCOME                                                            $    17,320            $     5,773
                                                                                ===========            ===========

EARNINGS PER COMMON SHARE:
    Net income:

    Basic                                                                       $      0.28            $      0.17
                                                                                ===========            ===========

    Diluted                                                                     $      0.28            $      0.17
                                                                                ===========            ===========

    Dividends per Common Share                                                  $      0.01            $      0.07
                                                                                ===========            ===========
    Weighted average number of Common
    Shares outstanding - basic                                                   41,618,331             41,209,071
                                                                                ===========            ===========
    Weighted average number of Common
    Shares outstanding - diluted                                                 41,619,826             41,308,945
                                                                                ===========            ===========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                      MARCH 31,           DECEMBER 31,
(In thousands, except share data)                                                       2001                  2000
                                                                                     (unaudited)            (audited)
ASSETS
    Cash and cash equivalents                                                          189,641              $202,015
    Investments: Held as available for sale at fair value
    (Amortized cost $380,101; 2000 - $381,910)                                         375,121               371,074
                                                                                     ---------            ----------
    Total marketable investments                                                       564,762               573,089
    Other investments                                                                   35,833                35,201
    Investment income due and accrued                                                    5,411                 5,948
    Accounts receivable                                                                625,538               592,852
    Reinsurance recoverable                                                          2,395,857             2,307,466
    Deferred expenses                                                                   81,165                67,461
    Prepaid reinsurance premiums                                                       348,465               346,223
    Deferred tax benefit                                                                34,858                34,503
    Other assets                                                                       124,716                97,129
    Assets held in separate accounts                                                   827,984               799,777
                                                                                     ---------            ----------
    Total Assets                                                                     5,044,589            $4,859,649
                                                                                     =========            ==========
LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES
    Unpaid losses and loss expenses                                                  2,615,924            $2,529,183
    Unearned premiums                                                                  449,419               426,069
    Pension fund reserves                                                               55,804                56,191
    Claims deposit liabilities                                                          25,327                25,407
    Accounts payable                                                                   321,005               310,590
    Taxes payable                                                                       23,907                24,139
    Loans payable                                                                      220,000               220,000
    Other loans payable                                                                 18,571                 3,595
    Debentures                                                                          13,851                13,673
    Other liabilities                                                                  104,310                99,492
    Liabilities related to separate accounts                                           827,984               799,777
                                                                                     ---------            ----------
    Total Liabilities                                                                4,676,102             4,508,116
                                                                                     ---------            ----------

SHAREHOLDERS' EQUITY
    Common Shares - Authorized 180,000,000 (par value $0.01) Issued 41,618,331
    (excluding 2,728,816 shares held in treasury)
     (2000 -  41,614,649)                                                                  416                   416
    Additional paid-in capital                                                         117,239               117,188
    Accumulated other comprehensive loss                                                (4,979)              (10,836)
    Retained earnings                                                                  255,811               244,765
                                                                                     ---------            ----------
    Total Shareholders' Equity                                                         368,487               351,533
                                                                                     ---------            ----------
    Total Liabilities & Shareholders' Equity                                         5,044,589            $4,859,649
                                                                                     =========            ==========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Three Months Ended March 31,
(In thousands)                                                                         2001                2000
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $  11,463           $   6,931
Items not affecting cash:
    Depreciation                                                                       3,632               2,585
    Amortization of investments                                                         (177)                (28)
    Net loss (gain) on sale of investments                                               996                (248)
    Amortization of convertible debentures                                               178                 881
    Deferred tax benefit                                                                (355)               (659)
    Extraordinary loss on extinguishment of debentures                                     -               4,327
    Other items                                                                          466              (1,054)
Net changes in non-cash balances relating to operations:
    Accounts receivable                                                              (32,686)             38,157
    Reinsurance recoverable                                                          (88,391)            (13,088)
    Investment income due and accrued                                                    537              (1,310)
    Deferred expenses                                                                (13,704)               (300)
    Prepaid reinsurance premiums                                                      (2,243)            (25,867)
    Other assets                                                                       8,077               4,310
    Unpaid losses and loss expenses                                                   86,741               3,046
    Unearned premiums                                                                 23,350              38,548
    Accounts payable                                                                  10,414             (54,915)
    Taxes payable                                                                       (231)             (4,495)
    Other liabilities                                                                 (2,033)              3,281
                                                                                   ---------           ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                               6,034                 102
                                                                                   =========           =========
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of investments - available for sale                            14,283              10,266
    Proceeds from maturity of investments - available for sale                         9,208             223,924
    Fixed assets purchased                                                           (18,415)             (4,399)
    Investments purchased - available for sale                                       (22,499)           (262,021)
    Acquisitions and other investments                                               (12,849)              1,083
    Other items                                                                          217                (137)
                                                                                   ---------           ---------
NET CASH FLOW APPLIED TO INVESTING ACTIVITIES                                        (30,055)            (31,284)
                                                                                   =========           =========
CASH FLOWS FROM FINANCING ACTIVITIES
    Loans received                                                                    14,976              99,993
    Extinguishment of convertible debentures                                               -            (101,325)
    Proceeds from shares issued                                                           51                 317
    Claims deposit liabilities                                                           (80)              1,697
    Pension fund reserves                                                               (387)               (471)
    Dividends paid                                                                    (2,913)             (2,885)
                                                                                   ---------           ---------
NET CASH FLOW FROM (APPLIED TO) FINANCING ACTIVITIES                                  11,647              (2,674)
                                                                                   =========           =========
    Net decrease in cash and cash equivalents                                        (12,374)            (33,856)
    Cash and cash equivalents at beginning of period                                 202,015             155,387
                                                                                   ---------           ---------
Cash and cash equivalents at end of period                                         $ 189,641           $ 121,531
                                                                                   =========           =========
Supplemental cash flow information:
    Interest paid                                                                  $   4,469           $   5,115
                                                                                   =========           =========

    Income taxes paid, net                                                         $       -           $       -
                                                                                   =========           =========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                          Treasury
                                                            Opening       Shares          Shares          Unrealized
                                                            Balance       Issued          Purchased       Gain (Loss)(1)
Three Months Ended March 31, 2001 (unaudited)
---------------------------------------------

Common shares                                         $         416   $         -    $          -       $          -
Additional paid-in capital                                  117,187         1,437          (1,386)                 -
Accumulated other comprehensive (loss) income               (10,836)            -               -              5,857
Retained earnings                                           244,765             -               -                  -
                                                      --------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                            $     351,532   $     1,437    $     (1,386)      $      5,857
                                                      ==============================================================

Year Ended December 31, 2000 (audited)
----------------------------

Common shares                                         $         412   $         5    $         (1)      $          -
Additional paid-in capital                                  110,755         7,819          (1,386)                 -
Accumulated other comprehensive (loss) income               (14,937)            -               -              4,101
Retained earnings                                           261,914             -               -                  -
                                                      --------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                            $     358,144   $     7,824    $     (1,387)      $      4,101
                                                      ==============================================================

                                                                               Common
                                                                               Share
                                                             Net             Dividends           Closing
                                                             Income         Declared (2)         Balance
Three Months Ended March 31, 2001 (unaudited)
---------------------------------------------

Common shares                                         $            -     $        -        $         416
Additional paid-in capital                                         -              -              117,239
Accumulated other comprehensive (loss) income                      -              -               (4,979)
Retained earnings                                             11,463           (417)             255,811
                                                      --------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                            $       11,463     $     (417)       $     368,487
                                                      ==================================================

Year Ended December 31, 2000 (audited)
----------------------------

Common shares                                         $            -     $        -        $         416
Additional paid-in capital                                                        -              117,188
Accumulated other comprehensive (loss) income                                     -              (10,836)
Retained earnings                                             (5,852)       (11,567)             244,765
                                                      --------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                            $       (5,582)     $ (11,567)       $     351,533
                                                      ==================================================

(1)  Net of reclassification adjustment, net of tax (See Note 2).

(2) Dividend per share amounts were $0.01 and $0.28 for the quarter ended March 31, 2001 and the year ended December 31, 2000 respectively.

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2001


1.   INTERIM ACCOUNTING POLICY

     In the opinion of the management of Mutual Risk Management ("the Company"), the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of what operating results may be for the full year.

2.   FINANCIAL STATEMENT PRESENTATION

     The Company has amended the income statement presentation and restated the comparative quarter to reflect this. The resulting income statement reclassification affected fee income, acquisition and underwriting expenses and operating expenses. There is no effect on net income.

3.   SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

     The Company adopted SFAS 133 on January 1, 2001. The Statement did not have an impact on the Company's financial position or results of operations.

4.   COMPREHENSIVE INCOME

Statement 130 requires unrealized gains or losses on the Company's available for sale investments, to be included in other comprehensive income.

(In thousands)                                         Before tax            Tax          Net of Tax
                                                                             ---
Three months ended March 31, 2001                        Amount                             Amount
---------------------------------                        ------                             ------
Net unrealized gains on available for
sale investments arising during the period              $ 6,853             $  1            $ 6,854
Less: reclassification adjustment for gains
realized in net income                                     (996)              (1)              (997)
                                                        -------             ----            -------

Other comprehensive income                              $ 5,857             $  -            $ 5,857
                                                        =======             ====            =======

Three months ended  March 31, 2000                     Before tax            Tax          Net of Tax
-----------------------------------                                          ---
                                                         Amount                             Amount
                                                         ------                             ------
Net unrealized losses on available for
sale investments arising during the period              $(1,406)            $ 24            $(1,382)
Less: reclassification adjustment for gains
realized in net income                                      248              (24)               224
                                                        -------             ----            -------

Other comprehensive loss                                $(1,158)            $  -            $(1,158)
                                                        =======             ====            =======

5.       SEGMENT INFORMATION

     The Company has changed its basis of segmentation from that used in the Annual Report on Form 10-K. Management believes the new basis of segmentation most accurately reflects the Company's operating segments under the definition provided by SFAS No. 131.

                                                                Quarter ended  March 31
                                                              2001               2000\\(3)\\
  Revenue
          Insurance Operations                             $ 65,600              $57,354
          Corporate Risk Management                        $ 13,377              $10,413
          Specialty Brokerage                              $  4,378              $ 5,016
          Financial Services                               $ 11,942              $ 6,029
          Net investment income (1)                        $  5,414              $10,943
          Other                                            $    383              $    14
                                                           --------              -------

          Total                                            $101,094              $89,769
                                                           --------              -------

Income before income taxes, minority interest and extraordinary items

          Insurance Operations                             $  4,565              $ 2,904
          Corporate Risk Management                        $  3,823              $ 2,412
          Specialty Brokerage                              $  1,069              $ 1,681
          Financial Services                               $  2,634              $ 1,320
          Net investment income (2)                        $    876              $ 4,947
          Other                                            $   (579)             $(1,712)
                                                           --------              -------

          Total                                            $ 12,388              $11,552
                                                            -------              -------

The subsidiaries' accounting records do not capture information by reporting segment sufficient to determine identifiable assets by such reporting segments.

(1)      Net of realized capital gains and losses.
(2)      Net of realized capital gains and losses and interest expense.
(3) Certain of the prior year figures have been restated to conform with the current year's presentation.

6.   EARNINGS PER COMMON SHARE


     The following table sets forth the computation of basic and diluted earnings per common share.

                                                                                   Quarter ended March 31,
(In thousands, except shares and earnings per share)                            2001                    2000
Numerator

Income before extraordinary loss                                            $    11,463              $    11,258
Extraordinary loss on extinguishment of debentures, net of tax                        -                   (4,327)
                                                                            -----------              -----------
Net income                                                                       11,463                    6,931
                                                                            -----------              -----------
Numerator for basic and fully diluted earnings per common share -
Net income                                                                  $    11,463              $     6,931

Denominator

Denominator for basic earnings per common share -
Weighted average shares                                                      41,618,331               41,209,071
Effect of dilutive securities:
Stock options                                                                     1,495                   99,873
                                                                            -----------              -----------
Denominator for diluted earnings per common share -
Adjusted weighted average shares and assumed conversions(a)                  41,619,826               41,308,944
                                                                            ===========              ===========

Basic earnings per common share
Income before extraordinary loss                                            $      0.28              $      0.28
Extraordinary loss on extinguishment of debentures, net of tax              $         -              $     (0.11)
                                                                            -----------              -----------
Basic earnings per common share                                             $      0.28              $      0.17
                                                                            ===========              ===========

Diluted earnings per common share
Income before extraordinary loss                                            $      0.28              $      0.27
Extraordinary loss on extinguishment of debentures, net of tax              $         -              $     (0.10)
                                                                            -----------              -----------
Diluted earnings per common share                                           $      0.28              $      0.17
                                                                            ===========              ===========

(a) Excludes the conversion of Convertible Debentures which have an anti-dilutive effect.

7.   SUBSEQUENT EVENTS

     On April 18, 2001, the Company announced that a group of investors led by XL Capital Ltd. had agreed to invest $112.5 million through the purchase of a newly created class of Senior Convertible Exchangeable Debentures. The Debentures carry a 9 3/8% annual coupon, have a five-year term and are convertible into Common Shares at a conversion price of $7.00 per share. If not converted, the Debentures are subject to mandatory redemption by the Company in five years. The holders will also have the right to exchange the Debentures into comparable term Senior Convertible debentures or Common Stock of a new subsidiary of the Company, which will be organized to hold the businesses that currently comprise the Corporate Risk Management, Specialty Brokerage and Financial Services segments. The Debentures will have an attached voting preferred stock that will give the holders of the Debentures voting rights on an as converted basis. In addition, the investors will be granted warrants to purchase 2,147,601 Common Shares at $7.00 per share.

     The principal use of the proceeds from the investment will be to increase the statutory capital of the U.S. insurance companies, the Legion Companies. The investment is conditioned upon regulatory and lender approvals, definitive documentation and customary closing conditions. In connection with the investment, the Company also agreed to pay down $10 million principal amount of its outstanding Rhino Preferred Securities ("RHINOs") facility. The holders of the remaining $30 million principal amount of RHINOs have agreed to defer their remarketing rights pending completion of the regulatory approvals relating to the Debentures and have the right to convert the remaining RHINOs into a corresponding principal amount of Debentures.

8.   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

     The following unaudited financial information presents the condensed consolidating balance sheets of the Parent Company, Mutual Group and other subsidiaries as of March 31, 2001 and December 31, 2000 and condensed consolidating statements of income and cash flows for the quarters ended March 31, 2001 and 2000. Investment in subsidiaries are accounted for on the equity method and accordingly, entries necessary to consolidate the Company, Mutual Group and all other subsidiaries are reflected in the elimination's column. This information should be read in conjunction with the consolidated financial statements and footnotes of the Parent Company. Certain balances have been reclassified from the Mutual Risk Management Ltd. Parent Company Only Financial Information present in Item 14B Schedule II of Form 10-K for purposes of this condensed presentation.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      FOR THE PERIOD ENDED MARCH 31, 2001
                                (In thousands)

                                                   Parent         Mutual           Other
                                                   Company        Group         Subsidiaries    Eliminations    Consolidated
Revenues
  Fee income                                       $     -       $      -         $ 31,861        $      -         $ 31,861
  Premiums earned                                        -              -           63,436               -           63,436
  Net investment income                               (417)           254            6,568               -            6,405
  Intercompany interest income                           -              -            6,814          (6,814)               -
  Realized capital losses                                -              -             (991)              -             (991)
  Other income                                           -            133              250               -              383
  Equity in subsidiary earnings                     13,451         (6,260)               -          (7,191)               -
                                                   -------       --------         --------        --------         --------
  Total revenues                                    13,034         (5,873)         107,938         (14,005)         101,094
                                                   -------       --------         --------        --------         --------
Expenses
Losses and loss expenses incurred                        -              -           43,766               -           43,766
  Acquisition and underwriting expenses                  -              -           16,581               -           16,581
  Operating expenses                                    40            480           22,339               -           22,859
  Interest expense                                   1,531          2,918               89               -            4,538
  Intercompany interest expense                          -          6,814                -          (6,814)               -
  Other expenses                                         -              -              962               -              962
                                                   -------       --------         --------        --------         --------
Total expenses                                       1,571         10,212           83,737          (6,814)          88,706
                                                   -------       --------         --------        --------         --------

INCOME (LOSS) BEFORE INCOME TAXES
MINORITY INTEREST                                   11,463        (16,085)          24,201          (7,191)          12,388
  Income taxes                                           -         (3,464)           4,136               -              672
                                                   -------       --------         --------        --------         --------
INCOME (LOSS) BEFORE MINORITY                       11,463        (12,621)          20,065          (7,191)          11,716
  Minority interest                                      -              -             (253)              -             (253)
                                                   -------       --------         --------        --------         --------

NET INCOME (LOSS)                                  $11,463       $(12,621)          19,812        $ (7,191)        $ 11,463
                                                   =======       ========         ========        ========         ========

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                  FOR THE PERIOD ENDED MARCH 31, 2000\\(1)\\
                                (In thousands)

                                                  Parent       Mutual         Other
                                                  Company      Group       Subsidiaries     Eliminations     Consolidated
Revenues
  Fee income                                      $     -     $     -           $22,939         $      -          $22,939
  Premiums earned                                       -           -            55,873                -           55,873
  Net investment income                               720         158            11,688                -           12,566
  Intercompany interest income                          -           -             8,164           (8,164)               -
  Realized capital losses                               -           -            (1,623)               -           (1,623)
  Other income (losses)                                92         132              (210)               -               14
  Equity in subsidiary earnings                    14,510       5,848                 -          (20,358)               -
                                                  -------     -------           -------         --------          -------
Total revenues                                     15,322       6,138            96,831          (28,522)          89,769
                                                  -------     -------           -------         --------          -------
Expenses
  Losses and loss expenses incurred                     -           -            34,320                -           34,320
  Acquisition and underwriting expenses                 -           -            19,534                -           19,534
  Operating expenses                                   52          89            17,514                -           17,655
  Interest expense                                  4,012           -             1,984                -            5,996
  Intercompany interest expense                         -       8,164                 -           (8,164)               -
  Other expenses                                        -           -               712                -              712
                                                  -------     -------           -------         --------          -------
Total expenses                                      4,064       8,253            74,064           (8,164)          78,217
                                                  -------     -------           -------         --------          -------
INCOME (LOSS) BEFORE INCOME TAXES,
 MINORITY INTEREST AND
 EXTRAORDINARY LOSS                                11,258      (2,115)           22,768          (20,358)          11,552
  Income taxes                                          -      (2,741)            3,734                -              993
                                                  -------     -------           -------         --------          -------
INCOME BEFORE MINORITY
 INTEREST AND EXTRAORDINARY LOSS                   11,258         626            19,034          (20,358)          10,559
  Minority interest                                     -           -               699                -              699
                                                  -------     -------           -------         --------          -------
INCOME BEFORE EXTRAORDINARY LOSS                   11,258         626            19,733          (20,358)          11,258
  Extraordinary loss on extinguishment
   of debt, net of tax                              4,327           -                 -                -            4,327
                                                  -------     -------           -------         --------          -------
NET INCOME                                        $ 6,931     $   626           $19,732         $(20,358)         $ 6,931
                                                  =======     =======           =======         ========          =======

\\(1)\\ Certain of the prior year figures have been restated to conform with the current year's presentation.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                MARCH 31, 2001
                                (In thousands)

                                                            Parent      Mutual         Other
                                                           Company      Group      Subsidiaries   Eliminations   Consolidated
ASSETS
  Cash and cash equivalents                                $    312    $    737      $  188,592      $       -     $  189,641
  Investments                                                 8,986           -         366,135              -        375,121
  Other investments                                               -         782          35,051              -         35,833
  Investments in and advances to subsidiaries and
    affiliates, net                                         443,065     392,994        (564,884)      (271,175)             -
  Accounts receivable                                             -          16         625,522              -        625,538
  Reinsurance recoverable                                         -           -       2,395,857              -      2,395,857
  Prepaid reinsurance premiums                                    -           -         348,465              -        348,465
  Deferred tax benefit                                            -           -          35,933         (1,075)        34,858
  Taxes receivable                                                -      13,765               -        (13,765)             -
  Other assets                                                  393       1,572         209,327              -        211,292
  Assets held in separate accounts                                -           -         827,984              -        827,984
                                                           --------    --------      ----------      ---------     ----------
Total Assets                                               $452,756    $409,866      $4,467,982       (286,015)    $5,044,589
                                                           ========    ========      ==========      =========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Unpaid losses and loss expenses                          $      -    $      -      $2,615,924      $       -     $2,615,924
  Unearned premiums                                               -           -         449,419              -        449,419
  Pension fund reserves                                           -           -          55,804              -         55,804
  Claims deposit liabilities                                      -           -          25,327              -         25,327
  Accounts payable                                                -         402         320,603              -        321,005
  Taxes payable                                                   -           -          37,672        (13,765)        23,907
  Loans payable                                              70,000     150,000               -              -        220,000
  Other loans payable                                             -           -          18,571              -         18,571
  Debentures                                                 13,851           -               -              -         13,851
  Deferred tax liability                                          -       1,075               -         (1,075)             -
  Other liability                                               418           -         103,892              -        104,310
  Liabilities related to separate accounts                        -           -         827,984              -        827,984
                                                           --------    --------      ----------      ---------     ----------
Total liabilities                                            84,269     151,477       4,455,196        (14,840)     4,676,102
                                                           --------    --------      ----------      ---------     ----------

SHAREHOLDERS' EQUITY                                        368,487     258,389          12,786       (271,175)       368,487
                                                           --------    --------      ----------      ---------     ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                     $452,756    $409,866      $4,467,982      $(286,015)    $5,044,589
                                                           ========    ========      ==========      =========     ==========

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                               DECEMBER 31, 2000
                                (In thousands)

                                                              Parent      Mutual        Other
                                                              Company      Group    Subsidiaries   Eliminations   Consolidated
ASSETS
  Cash and cash equivalents                                   $    339    $    884    $  200,792      $       -     $  202,015
  Investments                                                   12,018           -       359,056              -        371,074
  Other investments                                                  -         649        34,522              -         35,201
  Investments in and advances to subsidiaries
   and affiliates, net                                         422,426     395,516      (575,808)      (242,134)             -
  Accounts receivable                                                -          28       592,824              -        592,852
  Reinsurance recoverable                                            -           -     2,307,466              -      2,307,466
  Prepaid reinsurance premiums                                       -           -       346,223              -        346,223
  Deferred tax benefit                                               -           -        35,578         (1,075)        34,503
  Taxes receivable                                                   -      10,300             -        (10,300)             -
  Other assets                                                     424       1,887       168,227              -        170,538
  Assets held in separate accounts                                   -           -       799,777              -        799,777
                                                              --------    --------    ----------      ---------     ----------
Total Assets                                                  $435,207    $409,264    $4,268,687      $(253,509)    $4,859,649
                                                              ========    ========    ==========      =========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Unpaid losses and loss expenses                             $      -    $      -    $2,529,183      $       -     $2,529,183
  Unearned premiums                                                  -           -       426,069              -        426,069
  Pension fund reserves                                              -           -        56,191              -         56,191
  Claims deposit liabilities                                         -           -        25,407              -         25,407
  Accounts payable                                                   -           -       310,590              -        310,590
  Taxes payable                                                      -           -        34,439        (10,300)        24,139
  Loans payable                                                 70,000     150,000             -              -        220,000
  Other loans payable                                                -           -         3,595              -          3,595
  Debentures                                                    13,673           -             -              -         13,673
  Deferred tax liability                                             -       1,075             -         (1,075)             -
  Other liabilities                                                  1         356        99,135              -         99,492
  Liabilities related to separate accounts                           -           -       799,777              -        799,777
                                                              --------    --------    ----------      ---------     ----------
Total liabilities                                               83,674     151,431     4,284,386        (11,375)     4,508,116
                                                              --------    --------    ----------      ---------     ----------

SHAREHOLDERS' EQUITY                                           351,533     257,833       (15,699)      (242,134)       351,533
                                                              --------    --------    ----------      ---------     ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS'  EQUITY                                       $435,207    $409,264    $4,268,687      $(253,509)    $4,859,649
                                                              ========    ========    ==========      =========     ==========

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                      FOR THE PERIOD ENDED MARCH 31, 2001
                                (In thousands)

                                                                        Parent     Mutual        Other
                                                                       Company     Group     Subsidiaries    Consolidated
NET CASH FLOW (APPLIED TO) FROM OPERATING ACTIVITIES                    (1,778)    (8,814)       16,626           6,034
                                                                        ------     ------       -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investments - available for sale                 2,604          -        14,283          16,887
  Proceeds from maturity of investments - available for sale                 -          -         9,208           9,208
  Fixed asset purchases                                                      -          -       (18,415)        (18,415)
  Investments purchased - available for sale                                 -          -       (25,103)        (25,103)
  Acquisitions and other investments                                         -          -       (12,849)        (12,849)
  Other items                                                                -          -           217             217
  Investments in and advances to subsidiaries and affiliates net         2,009      8,667       (10,676)              -
                                                                        ------     ------       -------         -------
NET CASH FLOWS FROM (APPLIED TO) INVESTING ACTIVITIES                    4,613      8,667       (43,335)        (30,055)
                                                                        ------     ------       -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans received                                                             -          -        14,976          14,976
  Extinguishment of convertible debentures                                   -          -             -               -
  Proceeds from shares issued                                               51          -             -              51
  Claims deposit liabilities                                                 -          -           (80)            (80)
  Pension fund reserves                                                      -          -          (387)           (387)
  Dividend paid                                                         (2,913)         -             -          (2,913)
                                                                        ------     ------       -------         -------
NET CASH FLOW (APPLIED TO) FROM FINANCING ACTIVITIES                    (2,862)         -        14,509          11,647
                                                                        ------     ------       -------         -------
Net decrease in cash and cash equivalents                                  (27)      (147)      (12,200)        (12,374)
Cash and cash equivalents at beginning of period                           339        884       200,792         202,015
                                                                        ------     ------       -------         -------
Cash and cash equivalents at end of period                                 312        737       188,592         189,641
                                                                        ======     ======       =======         =======

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                      FOR THE PERIOD ENDED MARCH 31, 2000
                                (In thousands)

                                                                           Parent       Mutual        Other
                                                                           Company      Group     Subsidiaries    Consolidated
NET CASH FLOW (APPLIED TO) FROM OPERATING ACTIVITIES                      $  (1,385)   $(13,974)    $  15,461       $     102
                                                                          ---------    --------     ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investments - available for sale                          -           -        10,266          10,266
  Proceeds from maturity of investments - available for sale                      -           -       223,924         223,924
  Fixed asset purchases                                                           -           -        (4,399)         (4,399)
  Investments purchased - available for sale                                 (1,331)          -      (260,690)       (262,021)
  Acquisitions and other investments                                              -           -         1,083           1,083
  Other items                                                                     -           -          (137)           (137)
  Investments in and advances to subsidiaries and affiliates, net             6,537      14,284       (20,821)              -
                                                                          ---------    --------     ---------       ---------
NET CASH FLOWS FROM (APPLIED TO) INVESTING ACTIVITIES                         5,206      14,284       (50,774)        (31,284)
                                                                          ---------    --------     ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans received                                                            100,000           -            (7)         99,993
  Extinguishment of convertible debentures                                 (101,325)          -             -        (101,325)
  Proceeds from shares issued                                                   317           -             -             317
  Claims deposit liabilities                                                      -           -         1,697           1,697
  Pension fund reserves                                                           -           -          (471)           (471)
  Dividend paid                                                              (2,885)          -             -          (2,885)
                                                                          ---------    --------     ---------       ---------
NET CASH FLOW (APPLIED TO) FROM FINANCING ACTIVITIES                         (3,893)          -         1,219          (2,674)
                                                                          ---------    --------     ---------       ---------

Net (decrease) increase in cash and cash equivalents                            (72)        310       (34,094)        (33,856)

Cash and cash equivalents at beginning of period                              6,722       1,019       147,646         155,387
                                                                          ---------    --------     ---------       ---------

Cash and cash equivalents at end of period                                $   6,650    $  1,329     $ 113,552       $ 121,531
                                                                          =========    ========     =========       =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the Quarters Ended March 31, 2001 and 2000

The results of operations for the quarter ended March 31, 2001 reflect strong growth in fee income, improved profit margins and a 65% increase in net income. Net income improved to $11.5 million or $0.28 per common share on a diluted basis for the three months ended March 31, 2001, as compared to $6.9 million or $0.17 per diluted share in the corresponding period in 2000, as shown in the tables below.

This quarter marks the beginning of the transition of our former Program Business segment to a specialty insurance operation. We have amended the income statement presentation and restated the comparative quarter to reflect this transition. The resulting income statement reclassifies some line items, but there is no effect on net income.

TABLE 1 - EARNINGS PER SHARE

                                                           First Quarter to March 31,
                                                    2001                                2000
                                    --------------------------------   ----------------------------------
                                                      (In thousands, except per share data)

                                                       PER                                   PER
                                                  COMMON SHARE                          COMMON SHARE
                                                  ------------                          ------------

                                               Basic      Diluted                  Basic       Diluted
Income before extraordinary loss    $11,463   $  0.28     $ 0.28       $11,258   $  0.28       $ 0.28
Extraordinary loss (b)                    -         -          -        (4,327)    (0.11)       (0.11)
                                    -------   -------     ------       -------   -------       ------

Net income                          $11,463   $  0.28     $ 0.28       $ 6,931   $  0.17       $ 0.17
                                    =======   =======     ======       =======   =======       ======
Average number of
  shares outstanding (000's)                   41,618     41,620 (a)              41,209       41,309 (a)
                                              -------     ------                 -------       ------

(a) Excludes the conversion of convertible debentures, which have an anti-dilutive effect.
(b)  Extraordinary loss on extinguishment of debt, net of tax.


REVENUES

Total revenues amounted to $101.1 million for the quarter ended March 31, 2001, representing an increase of 13% over the corresponding 2000 period. Table II shows the major components of revenues for these periods.

TABLE II - REVENUES

                                    First Quarter to March 31,
                                          (In thousands)

                                  2001          2000        Change
                                  ----          ----        ------
Fee income                    $ 31,861       $22,939          39%
Net premiums earned             63,436        55,873          14%
Net investment income            6,405        12,566         -49%
Realized capital losses           (991)       (1,623)        -39%
Other income                       383            14         N/M
                              --------       -------         ---
Total                         $101,094       $89,769          13%
                              ========       =======         ===

FEE INCOME

Fee income grew by 39% in the first quarter of 2001 to $31.9 million as compared to $22.9 million in 2000. Pre-tax profit margins were 28% in the first quarter of 2001, up slightly from 27% in 2000. The components of fee income by business segment are illustrated in Table III.

TABLE III - FEE INCOME BY BUSINESS SEGMENT


                                        First Quarter to March 31,
                                               (In thousands)

                                      2001          2000       Change
                                      ----          ----       ------
Corporate Risk  Management fees     13,377        10,413         28%
Specialty Brokerage fees             4,378         5,016        -13%
Financial Services fees             11,942         6,029         98%
Insurance Operation fees             2,164         1,481         46%
                                   -------       -------        ---
Total                              $31,861       $22,939         39%
                                   =======       =======        ===

Corporate Risk Management

Corporate Risk Management, the Company's original business segment, involves providing services to businesses and associations seeking to insure a portion of their risk in a loss sensitive alternative market structure. This segment accounted for 42% of total fee income in the first three months of 2001, down from 45% in 2000. Corporate Risk Management fees increased by 28% to $13.4 million in the first quarter from $10.4 million in 2000. Profit margins improved to 29% in the first quarter as compared to 23% in 2000 as a result of the increased fees. The Company expects that a continuing firming of prices generally and the affirmation of the Legion Companies' A- (Excellent) rating by A.M. Best will continue to improve the sale of Corporate Risk Management accounts and associated fees.

Specialty Brokerage

The Company's Specialty Brokerage business segment provides access to Alternative Risk Transfer insurers and reinsurers in the United States, Bermuda and Europe. The segment produced $4.4 million of fee income in the first three months of 2001, representing 14% of total fee income. Specialty Brokerage fees fell by 13% in the first quarter primarily due to the cancellation of a number of the Company's programs and the timing of certain renewals. Profit margins declined to 24% in the first quarter, as compared to 34% in the corresponding 2000 period as a result of the decreased fees.

Financial Services

The Financial Services business segment provides administrative services to offshore mutual funds and other companies, offers a proprietary family of mutual funds as well as asset accumulation life insurance products for the high net worth market and provides trust and private client services. The segment accounted for 37% of total fee income for the first quarter of 2001. Fees from Financial Services increased in the quarter by 98% to $11.9 million from $6.0 million in 2000, as a result of an increase in mutual fund assets under administration, which exceeded $42 billion at March 31, 2001, and the recent acquisition of the Valmet Group, which added $3.2 million of fees in the quarter. Profit margins remained steady at 22% in the first quarter of both 2000 and 2001.

Insurance Operations

Insurance Operations represents the Company's former Program Business segment which is being transitioned to a specialty insurance operation in which the Company will retain a more significant portion of the underwriting risk over time. Fee income earned in this segment is comprised of fees for rent-a-captive services performed and accounted for 7% of total fee income for the first quarter of 2001 and 2000. Insurance Operations fees increased by 46% in the first quarter to $2.2 million from $1.5 million in the corresponding 2000 period. Profit margins improved to 68% in the first quarter as compared to 60% in 2000.

PREMIUMS EARNED

Gross premiums written, which includes premium from the Company's Insurance Operations and Corporate Risk Management segments, increased 17% to $390.5 million for the first quarter of 2001 as compared to $335.2 million in 2000.
Net premiums earned increased 14% to $63.4 million in the first quarter of 2001, as compared to $55.9 million in 2000, due to the corresponding increase in gross premiums written and an improved rating environment.

INVESTMENT INCOME

Gross investment income decreased by $5.7 million or 42% to $7.8 million in the first quarter of 2001 versus the corresponding 2000 period. Net investment income decreased by 49% to $6.4 million in the first three months of 2001, as compared to $12.6 million in 2000. Investment yields were 5.2% in the first quarter of 2001 as compared to 8.0% in the corresponding 2000 period. The primary reason for the decline in investment income and yields was the inclusion of $3.7 million from a special purpose entity, Endeavour Real Estate Securities Ltd. ("Endeavour") in 2000. Excluding Endeavour, the investment yield for 2000 was 6.8%. Net investment income was also affected by a decline in net invested assets and lower interest rates.

EXPENSES

TABLE IV - EXPENSES

                                   First Quarter to March 31,
                                         (In thousands)
                                 2001           2000      Change
                                 ----           ----      ------
Operating expenses             $22,859        $17,655       29%
Total insurance costs           60,347         53,854       12%
Interest expense                 4,538          5,996      -24%
Other expenses                     962            712       35%
                               -------        -------      ---
Total                          $88,706        $78,217       13%
                               =======        =======      ===

Operating expenses increased 29% to $22.9 million for the quarter, compared to $17.7 million in the first quarter of last year. The increase in operating expenses is attributable to growth in personnel and other expenses to service the Company's existing businesses and the inclusion of operating expenses arising as a result of recent acquisitions.

The movement in total insurance costs, which includes losses and loss expenses and acquisition and underwriting expenses, is the direct result of the fluctuations in net premiums earned. Losses and loss expenses increased to $43.8 million in the first quarter for a loss ratio of 69.0%, as compared to $34.3 million for a loss ratio of 61.4% in 2000. Acquisition and underwriting expenses amounted to $16.6 million for an expense ratio of 26.1% in the first quarter of 2001, as compared to $19.5 million for an expense ratio of 35.0% in 2000. The components of acquisition and underwriting expenses are shown below:

                                     First Quarter to March 31,
                                       2001                2000
                                ------------------   ------------------
(In thousands)
Acquisition costs               $ 22,643    35.7%    $ 24,862    44.5%
Excess ceding commissions        (30,222)  (47.6%)    (22,321)  (39.9%)
Operating expenses                24,160    38.0%      16,993    30.4%
                                --------   -----     --------   -----

Acquisition and underwriting
 expenses                       $ 16,581    26.1%    $ 19,534    35.0%
                                ========   =====     ========   =====

Acquisition costs, which include all external costs associated with the production of net premiums, amounted to $22.6 million in 2001 as compared to $24.9 million. Acquisition costs are reduced by the excess of the ceding commissions received from reinsurers over the related acquisition costs on ceded premium. These excess ceding commissions, which were previously recorded as Program Business fees, amounted to $30.2 million in 2001 and $22.3 million in 2000. Acquisition costs and excess ceding commissions are expensed and earned respectively over the life of the underlying contract. Operating expenses for this segment, which were previously recorded as Program Business operating expenses, amounted to $24.2 million in 2001 as compared to $17.0 million in 2000. The Company believes that, given its move to retain more underwriting risk, this new presentation is more consistent with insurance company disclosure.

The Company had a combined ratio of 95.1% in the first quarter of 2001, as compared to 96.4% in 2000. Insurance Operations contributed $4.6 million of operating income, a 57% increase from $2.9 million in the 2000 first quarter.

Interest expense decreased by $1.5 million to $4.5 million for the first three
months of 2001, as compared to $6.0 million in 2000.   The decrease from the
prior year is primarily as a result of no Endeavour interest in the current year, a reduction in debenture interest due to the decreased number of debentures outstanding and lower market interest rates, offset in part by increased debt.

The effective tax rate was 5.4% in the quarter ended March 31, 2001, compared to 8.6% in the corresponding 2000 period. The effective rate was lower than the expected federal tax rate in the United States of 35% plus state income taxes due to increased earnings outside of the United States.

LIQUIDITY AND CAPITAL RESOURCES

Total assets increased to $5.0 billion at March 31, 2001 from $4.9 billion at December 31, 2000. Assets held in separate accounts, which are principally managed assets attributable to participants in the Company's IPC Programs, accounted for approximately 16% of total assets at March 31, 2001 and December 31, 2000. Total shareholders' equity increased to $368.5 million at March 31, 2001 from $351.5 million at December 31, 2000, primarily as a result of net income and a decrease in the change in unrealized losses within other comprehensive income for the quarter. Return on equity was 12.7% for the first three months of 2001, as compared to 12.5% in 2000 excluding the extraordinary loss.

CASH FLOW

As of March 31, 2001, the Company was involved in five arbitration proceedings to collect disputed balances due from reinsurers. The Company has paid approximately $57 million of losses and loss expenses for which it has not been reimbursed. In addition, the Company estimates that it will ultimately pay another $70 million of unpaid losses and loss expenses in relation to the disputed business.

One of these arbitration proceedings involves a series of accident and health programs written by the Company from 1997 through 1999. The Company received a good-faith payment from the reinsurers of $12.3 million during the quarter, reducing the unreimbursed paid losses to $25.1 million on these programs, with an estimated $7.0 million of unpaid losses. This dispute involves a number of Lloyd's syndicates, as well as a number of other reinsurers, and is presently in non-binding mediation. If this mediation does not resolve the dispute, it will be arbitrated in Philadelphia, Pennsylvania.

Two of the arbitration proceedings, involving a number of reinsurance treaties, are with U.S. life insurance companies that wrote workers' compensation reinsurance. These life insurance companies are no longer writing workers' compensation reinsurance and are believed by the Company to be disputing similar obligations to other property casualty insurers. One of these disputes will be arbitrated in Philadelphia, Pennsylvania in July 2001. At March 31, 2001, these disputes involved $17.5 million in paid claims and an estimated $43.7 million in unpaid claims. Subsequent to the quarter-end, the Company reached a settlement in one of these arbitration disputes with a reinsurer on one of Legion's principal workers' compensation treaties. Under the settlement, the reinsurance contract will remain in force in accordance with its terms. That arbitration proceeding also involved other reinsurance treaties relating to two MGA programs. The parties agreed to conduct a complete audit of these programs and to defer the arbitration and jointly fund losses pending final resolution of the dispute. No new reinsurance disputes occurred during the quarter.

The two remaining arbitration proceedings involve claims under individual reinsurance agreements with two reinsurers and involve $14.2 million of paid claims and an estimated $19.6 million of unpaid claims. In each of these disputes, the Company is in settlement discussions with the reinsurers and arbitration panels have not yet been selected.

In addition to the reinsurance disputes discussed above, the Company was involved in a terminated property program written in 1998 and 1999, where the Company acted as both a reinsurer and a direct writer of property insurance. In 1999, the Company established a reserve with respect to this terminated program of $4.7 million. The Company and its lead reinsurers, which also issued some of this business directly, are presently investigating this business and negotiating a cooperation agreement. The Company has denied certain reinsurance claims presented to it, which will be subject to arbitration. In addition, two of the Company's quota share reinsurers, representing approximately 15% of the Company's quota share reinsurance, are questioning certain ceded claims, and this dispute will also be the subject of arbitration.

These disputes have adversely affected the operating cash flow, however the Company still produced positive cash flow from operations of $6.0 million for the quarter, as compared to $0.1 million in 2000. The inability of the Company to settle these disputes favorably or in a timely manner will continue to strain its operating cash flow. The Company will attempt to aggressively resolve these disputes on acceptable terms. Any future reinsurance disputes could significantly affect future operating cash flow. The Company believes that its cash flow from Corporate Risk Management, Specialty Brokerage and Financial Services will not be affected by disputes and will assist the Company in financing its current operations and meeting its commitments under its debt facilities.

ACQUISITIONS

In January, the Company completed its acquisition of Valmet Group Ltd. ("Valmet"). Valmet is an independent fiduciary company, providing trust and corporate services through offices in the Isle of Man, Amsterdam, Geneva, Gibraltar, Cyprus, Dublin and Mauritius. Valmet employs 122 people and earned revenues of approximately $13.7 million in 2000. Valmet will be combined with our existing trust businesses and operate as Mutual Trust Management worldwide.

SAFE HARBOR DISCLOSURE FOR FORWARD-LOOKING STATEMENTS

The above Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that reflect management's current views with respect to future events and financial performance and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. In some cases, readers can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue". In particular, these statements include our expectations regarding growth of our Insurance Operations during 2001, the size and profitability of existing programs, pricing rates, competition and renewals of programs, our beliefs regarding profit margins in our Corporate Risk Management segment, pricing, the sale of Corporate Risk Management accounts and associated fees, our beliefs regarding the volatility of underwriting profit or loss, the probability of experiencing a severe underwriting loss and the impact of fluctuations in premiums earned on net income, the sufficiency of our loss reserves, the outcome of disputes and arbitrations and our beliefs regarding the impact of inflation. These statements involve known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those in the forward-looking statements. Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. The factors that could cause results, performance and achievements to differ materially from these forward-looking statements are discussed in "Business - Risk Factors".


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          No material changes since December 31, 2000 Form 10-K.


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

A. Reports on Form 8-K.    The registrant filed a report on Form 8-K on April
                           18, 2001 concerning a $112.5 million debenture issue.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               MUTUAL RISK MANAGEMENT LTD.



                               /s/ Andrew Cook
                              --------------------------------------------------
                              Andrew Cook
                              Senior Vice President, Chief Financial Officer and Authorized Signatory

Date:  May 15, 2001