Form 10-Q
period 2001-06-30
MUTUAL RISK MANAGEMENT LTD
filed 2001-08-14
CIK 826918

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2001.

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

                YES   [X]    NO   [_]

The number of outstanding shares of the registrant's Common Stock, $0.01 par value, as of June 30, 2001 was 41,623,198.

                          MUTUAL RISK MANAGEMENT LTD.

                                   I N D E X



Part I.   Financial Information:

          Item 1.  Financial Statements:

           Unaudited Consolidated Statements of Income and Comprehensive
           Income for the quarter and six month periods ended June 30,
           2001 and 2000                                                          3

           Unaudited Consolidated Balance Sheets at June 30, 2001 and
           December 31, 2000                                                      4

           Unaudited Consolidated Statements of Cash Flows for the six
           month periods ended June 30, 2001 and 2000                             5

           Unaudited Consolidated Statements of Changes in Shareholders'
           Equity at June 30, 2001 and December 31, 2000                          6

           Notes to Unaudited Consolidated Financial Statements at June
           30, 2001                                                              7-11

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                          12-20

          Item 3.  Quantitative and Qualitative Disclosures about Market
                   Risk                                                            20

Part II.  Other Information:

          Item 2.  Changes in Securities and Use of Proceeds                       20

          Item 6.  Exhibits and Reports on Form 8-K                                20

Signatures                                                                         21

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME

                                                                       Three Months Ended           Six Months Ended
(In thousands, except share and per share data)                             June 30,                    June 30,
                                                                       2001          2000          2001          2000
REVENUES
 Fee income                                                     $    33,789   $    23,844   $    65,649   $    46,783
 Premiums earned                                                     83,887        63,999       147,322       119,872
 Net investment income                                                6,941         8,544        13,346        21,110
 Realized capital losses                                               (686)         (341)       (1,677)       (1,964)
 Other income                                                           385           590           770           603
                                                                -----------   -----------   -----------   -----------
 Total Revenues                                                     124,316        96,636       225,410       186,404
                                                                -----------   -----------   -----------   -----------

EXPENSES
 Losses and loss expenses incurred                                   49,789        41,760        93,556        76,080
 Acquisition and underwriting expenses                               31,704        18,263        48,284        37,797
 Operating expenses                                                  24,167        17,937        47,026        35,591
 Interest expense                                                     5,041         4,301         9,579        10,297
 Other expenses                                                         883         1,404         1,846         2,116
                                                                -----------   -----------   -----------   -----------
 Total Expenses                                                     111,584        83,665       200,291       161,881
                                                                -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAXES,                                          12,732        12,971        25,119        24,523
MINORITY INTEREST AND EXTRAORDINARY LOSS
 Income taxes                                                         1,109           940         1,780         1,934
                                                                -----------   -----------   -----------   -----------

INCOME BEFORE MINORITY INTEREST AND
EXTRAORDINARY LOSS                                                   11,623        12,031        23,339        22,589
 Minority interest                                                     (447)          (63)         (700)          636
                                                                -----------   -----------   -----------   -----------

INCOME BEFORE EXTRAORDINARY LOSS                                     11,176        11,968        22,639        23,225
 Extraordinary loss on extinguishment of debt, net of tax               949             -           949         4,327
                                                                -----------   -----------   -----------   -----------

NET INCOME                                                           10,227        11,968        21,690        18,898
 Other comprehensive income, net of tax:
 Unrealized (losses) gains on investments, net of
  reclassification adjustment                                        (3,321)       (1,894)        2,536        (3,052)
                                                                -----------   -----------   -----------   -----------

COMPREHENSIVE INCOME                                            $     6,906   $    10,074   $    24,226   $    15,846
                                                                ===========   ===========   ===========   ===========
EARNINGS PER COMMON SHARE:
 Net income available to Common Shareholders:
 Basic                                                          $      0.25   $      0.29   $      0.52   $      0.46
                                                                ===========   ===========   ===========   ===========
 Diluted                                                        $      0.23   $      0.29   $      0.50   $      0.46
                                                                ===========   ===========   ===========   ===========
 Dividends per Common Share                                     $      0.01   $      0.07   $      0.02   $      0.14
                                                                ===========   ===========   ===========   ===========
 Weighted average number of Common Shares
 Shares outstanding - basic                                      41,623,198    41,181,750    41,619,770    41,195,162
                                                                ===========   ===========   ===========   ===========
 Weighted average number of Common Shares
 Shares outstanding - diluted                                    51,645,062    42,136,014    46,661,012    41,399,754
                                                                ===========   ===========   ===========   ===========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



(In thousands, except share data)                                                    June 30,    December 31,
                                                                                       2001          2000
                                                                                    (unaudited)   (audited)
ASSETS
 Cash and cash equivalents                                                          $  288,893     $  202,015
 Investments:
 Held as available for sale at fair value
 (Amortized cost $367,361; 2000 - $381,911)                                            359,061        371,074
                                                                                    ----------     ----------
 Total marketable investments                                                          647,954        573,089
 Other investments                                                                      35,139         35,201
 Investment income due and accrued                                                       5,529          5,948
 Accounts receivable                                                                   693,011        592,852
 Reinsurance recoverable                                                             2,492,182      2,307,466
 Deferred expenses                                                                      99,132         67,461
 Prepaid reinsurance premiums                                                          315,110        346,223
 Deferred tax benefit                                                                   40,687         34,503
 Other assets                                                                          123,109         97,129
 Assets held in separate accounts                                                      861,755        799,777
                                                                                    ----------     ----------
 Total Assets                                                                       $5,313,608     $4,859,649
                                                                                    ==========     ==========

LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
 Unpaid losses and loss expenses                                                    $2,733,434     $2,529,183
 Unearned premiums                                                                     434,516        426,069
 Pension fund reserves                                                                  48,609         56,191
 Claims deposit liabilities                                                             24,931         25,407
 Accounts payable                                                                      351,721        310,590
 Taxes payable                                                                          25,578         24,139
 Loans payable                                                                         180,000        220,000
 Other loans payable                                                                    18,448          3,595
 Debentures                                                                            156,532         13,673
 Other liabilities                                                                     103,075         99,492
 Liabilities related to separate accounts                                              861,755        799,777
                                                                                    ----------     ----------
 Total Liabilities                                                                  $4,938,599     $4,508,116
                                                                                    ----------     ----------

SHAREHOLDERS' EQUITY
 Common Shares - Authorized 180,000,000 (par value $0.01)
 Issued 41,623,198 (excluding 2,728,816 shares held in treasury)
 (2000 - 41,614,649 excluding 2,728,816 shares held in treasury)                           416            416
 Additional paid-in capital                                                            117,270        117,188
 Accumulated other comprehensive loss                                                   (8,300)       (10,836)
 Retained earnings                                                                     265,623        244,765
                                                                                    ----------     ----------
 Total Shareholders' Equity                                                            375,009        351,533
                                                                                    ----------     ----------
 Total Liabilities & Shareholders' Equity                                           $5,313,608     $4,859,649
                                                                                    ==========     ==========


    See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)                                                                       Six Months Ended June 30,

                                                                                            2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                             $  21,690     $  18,898
Items not affecting cash:
 Depreciation                                                                              7,517         5,461
 Amortization of investments                                                                (193)         (258)
 Net loss on sale of investments                                                           1,684           592
 Amortization of convertible debentures                                                      359         1,046
 Deferred tax benefit                                                                     (5,674)           70
 Extraordinary loss on extinguishment of debt                                                949         4,327
 Other items                                                                               1,068           568
Net change in non-cash balances relating to operations:
 Accounts receivable                                                                    (100,160)      (54,354)
 Reinsurance recoverable                                                                (184,716)     (236,590)
 Investment income due and accrued                                                           419          (800)
 Deferred expenses                                                                       (25,077)      (16,554)
 Prepaid reinsurance premiums                                                             31,113       (20,248)
 Other assets                                                                                326          (202)
 Unpaid losses and loss expenses                                                         204,251       230,969
 Prepaid fees                                                                              6,220         4,756
 Unearned premium                                                                          8,447        46,176
 Accounts payable                                                                         41,130        25,662
 Taxes payable                                                                             1,440       (11,483)
 Other liabilities                                                                          (138)        5,958
                                                                                       ---------     ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                                  10,655         3,994
                                                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of investments - available for sale                                   26,098       285,192
 Proceeds for maturity of investments - available for sale                                16,425        19,086
 Investments purchased - available for sale                                              (29,462)     (291,582)
 Acquisitions and other investments                                                      (11,797)       (7,508)
 Fixed assets purchased                                                                  (23,272)       (8,800)
 Other items                                                                                 238           167
                                                                                       ---------     ---------
NET CASH FLOWS APPLIED TO INVESTING ACTIVITIES                                           (21,770)       (3,445)
                                                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Debentures issued                                                                       134,445             -
 Other loans received (repaid)                                                           (25,148)       99,747
 Extinguishment of convertible debentures                                                      -      (101,325)
 Proceeds from shares issued                                                                  82           612
 Purchase of treasury shares                                                                   -        (1,387)
 Claims deposit liabilities                                                                 (475)        2,698
 Pension fund reserves                                                                    (7,582)       (7,949)
 Dividends paid                                                                           (3,329)       (5,770)
                                                                                       ---------     ---------
NET CASH FLOWS FROM (APPLIED TO) FINANCING ACTIVITIES                                     97,993       (13,374)
                                                                                       ---------     ---------
 Net increase (decrease) in cash and cash equivalents                                     86,878       (12,825)
 Cash and cash equivalents at beginning of period                                        202,015       155,387
                                                                                       ---------     ---------
Cash and cash equivalents at end of period                                             $ 288,893     $ 142,562
                                                                                       =========     =========
Supplemental cash flow information:
 Interest paid                                                                         $   8,853     $   9,251
                                                                                       =========     =========

 Income taxes paid, net                                                                $       -     $   5,484
                                                                                       =========     =========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                                    EQUITY




                                                                                                Common
                                       Shares      Treasury      Change in                       Share
(In thousands)        Opening          Issued       Shares       Unrealized        Net         Dividends        Closing
                      Balance                     Purchased       Loss (1)        Income      Declared (2)      Balance
Six Months Ended June 30, 2001 (unaudited)
------------------------------------------


Common Shares        $     416        $     -     $       -      $        -      $     -      $         -       $    416
Additional paid-in
 capital               117,188             82             -               -            -                -        117,270
Accumulated other
   comprehensive
    (loss) income      (10,836)             -             -           2,536            -                -         (8,300)

Retained earnings      244,765              -             -               -       21,691             (833)       265,623
                     ---------        -------     ---------      ----------      -------      -----------       --------


TOTAL
 SHAREHOLDERS'       $ 351,533        $    82     $       -      $    2,536      $21,691      $      (833)      $375,009
 EQUITY              =========        =======     =========      ==========      =======      ===========       ========



Year Ended December  31, 2000 (audited)
---------------------------------------

Common Shares        $     412        $     5     $      (1)     $        -      $     -      $         -       $    416
Additional paid-in
 capital               110,755          7,819        (1,386)              -            -                -        117,188
Accumulated other
  Comprehensive
   (loss) income       (14,937)             -             -           4,101            -                -        (10,836)
Retained earnings      261,914              -             -               -       (5,582)         (11,567)       244,765
                     ---------        -------     ---------      ----------      -------      -----------       --------

TOTAL
 SHAREHOLDERS'       $ 358,144        $ 7,824     $  (1,387)     $    4,101      $(5,582)     $   (11,567)      $351,533
 EQUITY              =========        =======     =========      ==========      =======      ===========       ========




              (1)  Net of reclassification adjustment, net of tax (See Note 2).

              (2) Dividend per share amounts were $0.02 and $0.28 for the six months ended June 30, 2001 and the year ended December 31, 2000 respectively.



     See Accompanying Notes to Unaudited Consolidated Financial Statement

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001


1.   INTERIM ACCOUNTING POLICY

     In the opinion of the management of Mutual Risk Management Ltd. ("the Company"), the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of operations and cash flows for the quarters and six months ended June 30, 2001 and 2000. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the quarter and six months ended June 30, 2001 are not necessarily indicative of what operating results may be for the full year.

2.   FINANCIAL STATEMENT PRESENTATION

     The Company has amended the income statement presentation and reclassified the comparative periods to reflect this. The resulting income statement reclassification affected fee income, acquisition and underwriting expenses and operating expenses. There is no effect on net income.

3.   COMPREHENSIVE INCOME

     SFAS No. 130 requires unrealized gains or losses on the Company's available for sale investments, to be included in other comprehensive income.


                                                Quarter Ended June 30, 2001             Six Months Ended June 30, 2001
                                                                         Net of                                   Net of
(In thousands)                               Before tax                   tax           Before tax                 tax
                                               amount         Tax        amount          amount          Tax      amount
                                           --------------   -------   --------------   --------------  -------  ---------
Net unrealized (losses) gains on
 available for sale investments arising
   during the period                             $(2,633)      15         $(2,618         $ 4,220       16      $4,236
Less: reclassification adjustment for
 gains realized in net income                       (688)     (15)           (703)         (1,684)     (16)      1,700
                                                 -------     ----         -------         -------     ----      ------
Other comprehensive (loss) income                $(3,321)    $  -         $(3,321)        $ 2,536     $  -      $2,536
                                                 =======     ====         =======         =======     ====      ======

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. COMPREHENSIVE INCOME (Continued)

                                                 Quarter Ended June 30, 2000            Six Months Ended June 30, 2000
                                                                         Net of                                   Net of
(In thousands)                               Before tax                   tax           Before tax                 tax
                                               amount         Tax        amount          amount          Tax      amount
                                           --------------   -------   --------------   --------------  -------  ---------
Net unrealized (losses) gains on
 available for sale investments arising
 during the period                               $(2,262)      33         $(2,229)       $(3,669)     57     $(3,612)
Less: reclassification adjustment for
 gains realized in net income                        368      (33)            335            617     (57)        560
                                                 -------     ----         -------        -------    ----     -------

Other comprehensive loss                         $(1,894)    $  -         $(1,894)       $(3,052)   $  -     $(3.052)
                                                 =======     ====         =======        =======    ====     =======


4.  SEGMENT INFORMATION

The Company has changed its basis of segmentation from that used in its most recent Annual Report on Form 10-K. Management believes the new basis of segmentation most accurately reflects the Company's operating segments under the definition provided by SFAS No. 131.

                                                             Quarter Ended June 30,    Six Months Ended June 30,
Revenue                                                            2001       2000(3)        2001         2000(3)
  Corporate Risk Management                                    $ 13,720     $11,651       $ 27,097      $ 22,063
  Financial Services                                             13,281       6,396         25,223        12,425
  Specialty Brokerage                                             4,873       4,369          9,250         9,385
  Insurance Operations                                           85,802      65,427        151,401       122,782
  Net investment income (1)                                       6,255       8,203         11,669        19,146
  Other                                                             385         590            770           603
                                                               --------     -------       --------      --------

  Total                                                        $124,316     $96,636       $225,410      $186,404
                                                               ========     =======       ========      ========

Income before income taxes, minority interest and
 extraordinary loss
  Corporate Risk Management                                    $  3,467     $ 3,179       $  7,290      $  5,591
  Financial Services                                              3,320         941          5,954         2,261
  Specialty Brokerage                                             1,532         876          2,601         2,557
  Insurance Operations                                            3,697       4,887          8,261         7,791
  Net investment income (2)                                       1,214       3,902          2,090         8,849
  Other                                                            (498)       (814)        (1,077)       (2,526)
                                                               --------     -------       --------      --------

  Total                                                        $ 12,732     $12,971       $ 25,119      $ 24,523
                                                               ========     =======       ========      ========


The subsidiaries' accounting records do not capture information by reporting segment sufficient to determine identifiable assets by such reporting segments.

(1)  Net of realized capital gains and losses.
(2)  Net of realized capital gains and losses and interest expense.
(3) Certain of the prior year figures have been reclassified to conform with the current year's presentation.

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.    EARNINGS PER COMMON SHARE

      The following table sets forth the computation of basic and diluted earnings per common share.


      (in thousands, except shares and earnings per share)          Quarter Ended June 30,     Six Months Ended June 30,
                                                                      2001               2000   2001                  2000
Numerator

Income before extraordinary loss                                    $    11,176   $    11,968   $    22,639    $    23,225
Extraordinary loss on extinguishment of debt, net of tax                    949             -           949          4,327
                                                                    -----------   -----------   -----------    -----------
Net income                                                               10,227        11,968        21,690         18,898
                                                                    -----------   -----------   -----------    -----------

Numerator for basic earnings per common share -
Net income available to common shareholders                              10,227        11,968        21,690         18,898
Effect of dilutive securities:
Conversion of Zero Coupon Convertible Exchangeable
  Subordinated Debentures                                                     -           165             -              -
Conversion of 9 3/8% Convertible Exchangeable
  Subordinated Debentures                                                 1,809             -         1,809              -
                                                                    -----------   -----------   -----------    -----------
Numerator for diluted earnings per common share -
  Net income available to common shareholders after assumed
  Conversions                                                       $    12,036   $    12,132   $    23,499    $    18,898
                                                                    ===========   ===========   ===========    ===========

Denominator

Denominator for basic earnings per common share -
Weighted average shares                                              41,623,198    41,181,750    41,619,770     41,195,162
Effect of dilutive securities:
Stock options                                                             1,284       309,311         3,271        204,592
Warrants                                                                177,566             -        89,273              -
Conversion of 9 3/8 Convertible exchangeable
  Subordinated Debentures                                             9,843,014             -     4,948,698              -
Conversion of Zero Coupon Convertible exchangeable
  Subordinated Debentures                                                   -(a)      644,953           -(a)           -(a)
                                                                    -----------   -----------   -----------    -----------
Denominator for diluted earnings per common share -
Adjusted weighted average shares and assumed conversions             51,645,062    42,136,014    46,661,012     41,399,754
                                                                    ===========   ===========   ===========    ===========

Basic earnings per common share
Income before extraordinary loss                                    $      0.27   $      0.29   $      0.54    $      0.57
Extraordinary loss on extinguishment of debt, net of tax            $     (0.02)  $         -   $     (0.02)   $     (0.11)
                                                                    -----------   -----------   -----------    -----------
Basic earnings per common share                                     $      0.25   $      0.29   $      0.52    $      0.46
                                                                    ===========   ===========   ===========    ===========

Diluted earnings per common share
Income before extraordinary loss                                    $      0.25   $      0.29   $      0.52    $      0.56
Extraordinary loss on extinguishment of debt, net of tax            $     (0.02)  $         -   $     (0.02)   $     (0.10)
                                                                    -----------   -----------   -----------    -----------
Diluted earnings per common share                                   $      0.23   $      0.29   $      0.50    $      0.46
                                                                    ===========   ===========   ===========    ===========

(a) Excludes the conversion of zero coupon convertible debentures, which have an anti-dilutive effect

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6.  OTHER EVENTS

     On May 17, 2001, pursuant to a Securities Purchase Agreement, dated May 8, 2001, XL Insurance Ltd. ("XL"), First Union Merchant Banking 2001, LLC ("First Union"), High Ridge Capital Partners II. L.P. ("High Ridge"), Century Capital Partners II, L.P. ("Century Capital II"), Taracay Investors Company ("Taracay") and Robert A. Mulderig purchased $112,500,000 in aggregate principal amount of the Company's convertible exchangeable debentures due 2006 (collectively, "Debentures") and Intrepid Funding Master Trust ("Intrepid") exchanged $30,000,000 of the Company's outstanding Auction Rate Reset Preferred Securities ("RHINOS") for $30,000,000 aggregate principal amount of the Debentures. The Debentures were issued as a unit with voting preferred stock that has nominal economic value. In addition, XL, First Union, Century Capital II and Taracay were issued warrants (the "Warrants") to purchase up to an aggregate of 2,147,601 of the Company's common shares (the "Common Shares"). The Debentures are convertible at any time at the option of the holder into Common Shares at an initial conversion price of $7.00 per share, and the Warrants are exercisable at any time at the option of the holder for Common Shares at an initial exercise price of $7.00 per share. The Debentures are secured by the shares of Mutual Risk Management (Holdings) Ltd. ("MRM Holdings"), a wholly owned subsidiary of the Company. The number of Common Shares currently issuable upon conversion of all of the Debentures and the Warrants is 22,509,085, which represents approximately 54% of the currently outstanding Common Shares.

     In connection with the issuance of the Debentures and the Warrants, the Company is required to restructure its operating units into two separate holding companies (the "Restructuring"). One holding company will own the Company's insurance operations and general agency entities in the United States and will operate through subsidiaries as a specialty insurer writing a selected book of program business. A second holding company will be a newly incorporated Bermuda company ("Newco") that will own all of the Company's fee generating businesses that presently comprise its Corporate Risk Management, Specialty Brokerage and Financial Services business segments and all of the Company's insurance operations outside of the United States. In addition, Newco will own the Company's IPC (or "rent-a-captive") companies that are principally dedicated to its Corporate Risk Management business segment, except for Mutual Indemnity (Dublin) Ltd. During the period beginning on September 17, 2001 and ending on November 17, 2001, both XL and the holders of a majority in principal amount of the outstanding Debentures have the right to require the Company to repurchase all of the Debentures if all regulatory and shareholder approvals have not been obtained and the Restructuring has not been completed by the date of such election. The net proceeds from the sale of the Debentures and the Warrants have been pledged to secure this obligation. After the formation of Newco, the Debentures will be secured by the capital stock of Newco and will be exchangeable for common shares of Newco and/or debentures of Newco that are substantially similar to the Debentures. The Company currently estimates that if all of the Debentures were exchanged for Newco common shares, the holder of the Debentures would own approximately 42.4% of Newco.

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



     On May 8, 2001, Mutual Group, Ltd, a wholly owned subsidiary of the Company, purchased $10,000,000 of outstanding RHINOS from Intrepid. All of the RHINOS, together with the related Auction Rate Reset Common Securities and Auction Rate Reset Senior Notes Series A, were canceled in connection with this purchase and issuance of the Debentures and the Warrants and are no longer outstanding.

On May 17, 2001, the Company amended its Credit Agreement, dated as of
September 21, 2000 (the "Credit Facility"), to permit the issuance of the Debentures and the Warrants, to make modifications to the covenants contained in the Credit Facility and to provide for a pledge of the capital stock of MRM Holdings and, when formed, Newco to secure the obligations under the Credit Facility on a second priority basis. The net proceeds from the sale of the Debentures and the Warrants also have been pledged to secure these obligations on a second priority basis until the Company is no longer required to repurchase the Debentures or, if later, the end of the Subordination Period as defined in the Subordination Agreement mentioned in the following sentence. The Credit Facility is subordinated to the payment of the Debentures on certain terms as provided in a Subordination Agreement, dated May 17, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          For the Quarters and Six Months Ended June 30, 2001 and 2000

The results of operations for the quarter and six months ended June 30, 2001 reflect strong growth in fee income and improved profit margins. Net income increased to $21.7 million or $0.50 per common share on a diluted basis for the six months ended June 30, 2001, as compared to $18.9 million or $0.46 per diluted share in the corresponding period in 2000, as shown in the tables below.

In 2001, we began a transition from our former Program Business model to a specialty insurance operation. We have amended the income statement presentation and reclassified the comparative quarter and six months to reflect this transition. The resulting income statement reclassifies some line items, but there is no effect on net income.


TABLE 1 - EARNINGS PER SHARE

                                                              Second Quarter to June 30,
                                                          2001                          2000
                                                      ------------                  ------------
                                                        (In thousands, except per share data)

                                                          PER                               PER
                                                      COMMON SHARE                     COMMON SHARE
                                                      ------------                     ------------

                                                    Basic     Diluted                 Basic   Diluted
Income before extraordinary loss         $11,176   $  0.27      $  0.25      $11,968  $  0.29  $  0.29
Extraordinary loss (b)                      (949)    (0.02)       (0.02)           -     0.00     0.00
                                         -------   -------      -------      -------  -------  -------

Net income                               $10,227   $  0.25      $  0.23      $11,968  $  0.29  $  0.29
                                         =======   =======      =======      =======  =======  =======

Average number of
 shares outstanding (000's)                         41,623       51,645 (a)            41,182   42,136
                                                   -------      -------               -------  -------

                                                               Six Months Ended June 30,
                                                          2001                          2000
                                                      ------------                  ------------
                                                        (In thousands, except per share data)

                                                          PER                            PER
                                                      COMMON SHARE                  COMMON SHARE
                                                      ------------                  ------------
                                                    Basic     Diluted            Basic     Diluted
Income before extraordinary loss              $22,639   $  0.54   $ 0.52     $23,225   $  0.57      $ 0.56
Extraordinary loss (a)                           (949)    (0.02)   (0.02)     (4,327)    (0.11)      (0.10)
                                              -------   -------   ------     -------   -------   ---------

Net income                                    $21,690   $  0.52   $ 0.50     $18,898   $  0.46      $ 0.46
                                              =======   =======   ======     =======   =======   =========

Average number of
 shares outstanding (000's)                              41,620   46,661 (b)            41,195      41,400 (b)
                                                        -------   ------               -------   ---------

(a)  Extraordinary loss on extinguishment of debt, net of tax.
(b) Excludes the conversion of zero coupon convertible debentures, which have an anti-dilutive effect.

REVENUES

Total revenues amounted to $124.3 million and $225.4 million for the quarter and six months ended June 30, 2001, representing increases of 29% and 21% over the corresponding 2000 periods. Table II shows the major components of revenues for these periods.

TABLE II - REVENUES

                                                 Periods to June 30,
                                                   (In thousands)

                               Second Quarter                    Six Months
                               2001       2000   Change       2001       2000     Change
                           --------    -------   ------    ---------   --------   ------
Fee income                 $ 33,789    $23,844     42%     $  65,649   $ 46,783     40%
Premiums earned              83,887     63,999     31%       147,322    119,872     23%
Net investment income         6,941      8,544    (19%)       13,346     21,110    (37%)
Realized capital losses        (686)      (341)  (101%)       (1,677)    (1,964)    15%
Other income                    385        590    (35%)          770        603     28%
                           --------    -------              --------   --------

Total                      $124,316    $96,636     29%      $225,410   $186,404     21%
                           ========    =======              ========   ========

FEE INCOME

Fee income increased 42% in the second quarter to $33.8 million and 40% to $65.6 million for the first six months of 2001, as compared to $23.8 million and $46.8 million, respectively, in 2000. Pre-tax profit margins were 27% in the second quarter and 28% for the first six months of 2001, up from 25% and 26% in 2000. The components of fee income by business segment are illustrated in Table III.

TABLE III - FEE INCOME BY BUSINESS SEGMENT


                                             Periods to June 30,
                                               (In thousands)

                              Second Quarter             Six Months
                              2001     2000   Change   2001      2000   Change
                              ----     ----   ------   ----      ----   ------
Corporate Risk
   Management fees          $13,720  $11,651    18%   $27,097  $22,063     23%
Financial Services fees      13,281    6,396   108%    25,223   12,425    103%
Specialty Brokerage fees      4,873    4,369    12%     9,250    9,385     (1%)
Insurance Operations          1,915    1,428    34%     4,079    2,910     40%
                            -------  -------          -------  -------

Total                       $33,789  $23,844    42%   $65,649  $46,783     40%
                            =======  =======          =======  =======


                           Corporate Risk Management

Corporate Risk Management involves providing services to businesses and associations seeking to insure a portion of their risk in a loss sensitive Alternative Market structure. This segment accounted for 41% of total fee income in both the second quarter and the first six months of 2001. Corporate Risk Management fees increased by 18% in the second quarter to $13.7 million, and by 23% in the first six months to $27.1 million. Profit margins were 25% in the second quarter and 27% for the first six months of 2001, compared to 27% and 25%, respectively, in the corresponding 2000 periods. The Company expects that a continuing firming of prices generally and the affirmation of the Legion Companies' A-(Excellent) rating by A.M. Best will continue to generate the sale of Corporate Risk Management accounts and associated fees.

                              Financial Services

The Financial Services business segment provides administrative services to offshore mutual funds and other companies, provides trust and private client services, and offers a proprietary family of mutual funds as well as asset accumulation life insurance products for the high net worth market. This segment accounted for 39% of total fee income for the second quarter and 38% for the first six months of 2001. Fees from Financial Services increased in the quarter by 108% to $13.3 million and by 103% to $25.2 million for the half-year as a result of an increase in mutual fund assets under administration, which exceeded $45 billion at June 30, 2001. Mutual Trust Management also spurred this growth, contributing $3.9 million of fees in the quarter and $7.1 million for the first six months. Profit margins improved to 22% in the second quarter and 21% for the first six months of 2001 from 15% and 18%, respectively, in the corresponding 2000 periods.

                              Specialty Brokerage

The Company's Specialty Brokerage business segment provides access to insurers and reinsurers in Bermuda, Europe and the United States. The segment produced $4.9 million of fee income for the second quarter and $9.3 million for the first six months of 2001, representing 14% of total fee income in both the second quarter and the first six months. Specialty Brokerage fees increased by 12% in the second quarter from $4.4 million in 2000, but decreased by 1% in the first six months of 2001 from $9.4 million in the corresponding 2000 period. This was primarily due to the timing of certain renewals and the decreased purchase of reinsurance by the Company's Insurance Operations. Profit margins improved to 31% in the second quarter and to 28% for the first six months from 20% and 27%, respectively, in the corresponding 2000 periods.

                              Insurance Operations

Insurance Operations represents the Company's former Program Business segment which is being transitioned into a specialty insurance operation in which the Company will retain a more significant portion of the underwriting risk over time. Fee income earned in this segment is comprised of fees for rent-a-captive services performed and accounted for 6% of total fee income for the second quarter and six months of 2001 and 2000. Insurance Operations fees increased by 34% for the second quarter to $1.9 million and by 40% for the six months to $4.1 million from $1.4 million and $2.9 million for the corresponding 2000 periods. Profit margins improved to 68% in the second quarter and six months of 2001 as compared to 64% and 62%, respectively, in 2000.

                              NET PREMIUMS EARNED

Gross premiums written, which includes premium from the Company's Insurance Operations and Corporate Risk Management segments, increased 11% to $728.1 million for the first six months of 2001 as compared to $656.1 million for the corresponding period in 2000. Net premiums earned increased 31% to $83.9 million in the second quarter and 23% to 147.3 million for the first six months of 2001, as compared to $64.0 million and $119.9 million, respectively, in the corresponding 2000 periods. This was primarily due to the corresponding increase in gross premiums written and an improved rating environment.

                               INVESTMENT INCOME

Gross investment income decreased by $7.4 million to $16.0 million for the first six months of 2001 versus the corresponding 2000 period. Net investment income decreased by 19% to $6.9 million for the second quarter and by 37% to $13.3 million for the first six months of 2001. Investment yields declined to 5.2% and 4.9% for the second quarter and first six months of 2001, respectively, as compared to 6.7% in both corresponding periods of 2000. The 2000 yields of 6.7% exclude $3.7 million from a special purpose entity, Endeavour Real Estate Securities Ltd. Net investment income was affected by lower interest rates, a change in the portfolio mix to include more invested cash and generally lower net invested assets.


EXPENSES

TABLE IV - EXPENSES
                                            Periods to June 30,
                                              (In thousands)

                           Second Quarter                    Six Months
                           2001      2000     Change      2001        2000    Change
                         --------  -------    ------    --------    --------  ------
Operating expenses       $ 24,167  $17,937      35%     $ 47,026    $ 35,591    32%
Total insurance costs      81,493   60,023      36%      141,840     113,877    25%
Interest expense            5,041    4,301      17%        9,579      10,297    (7%)
Other expenses                883    1,404     (37%)       1,846       2,116   (13%)
                         --------  -------              --------    --------

Total                    $111,584  $83,665      33%     $200,291    $161,881    24%
                         ========  =======              ========    ========


Operating expenses increased 35% to $24.2 million for the quarter, compared to $17.9 million in the second quarter of 2000, and increased 32% to $47.0 million for the first six months of 2001, compared to $35.6 million for the first six months of 2000. The increase in operating expenses was attributable to growth in personnel and other expenses to service the Company's existing businesses. Recent acquisitions also contributed an additional $4.5 million and $9.0 million for the quarter and six months ended June 30, 2001. Excluding the effect of recent acquisitions, operating expenses increased by 9% in the quarter and 7% for the first six months ended June 30, 2001.

The movement in total insurance costs, which includes losses and loss expenses and acquisition and underwriting expenses, is the direct result of the fluctuations in net premiums earned. Losses and loss expenses increased to $49.8 million and $93.6 million for the second quarter and first six months ended June 30, 2001 for loss ratios of 59.3% and 63.5% respectively, as compared to $41.8 million and $76.1 million for loss ratios of 65.3% and 63.5%, respectively, in the corresponding 2000 periods.

Acquisition and underwriting expenses amounted to $31.7 million and $48.3 million for the quarter and six months ended June 30, 2001 for expense ratios of 37.8% and 32.8% respectively, as compared to $18.3 million and $37.8 million for expense ratios of 28.5% and 31.5%, respectively, in the corresponding 2000 periods. The components of acquisition and underwriting expenses are shown below:


                                     Second Quarter to June 30,
                                           (In thousands)
                                      2001                2000
                                ----------------    ----------------
Acquisition costs               $ 35,783    42.7%   $ 25,093    39.2%
Excess ceding commissions        (28,239)  (33.7%)   (26,605)  (41.6%)
Operating expenses                24,160    28.8%     19,775    30.9%
                                --------   -----    --------   -----

Acquisition and underwriting
 expenses                       $ 31,704    37.8%   $ 18,263    28.5%
                                ========   =====    ========   =====


                                     Six Months Ended June 30,
                                           (In thousands)
                                      2001                2000
                                ----------------    ----------------
Acquisition costs               $ 58,426    39.7%   $ 49,955    41.7%
Excess ceding commissions        (58,461)  (39.7%)   (48,927)  (40.8%)
Operating expenses                48,319    32.8%     36,769    30.6%
                                --------   -----    --------   -----

Acquisition and underwriting
 expenses                       $ 48,284    32.8%   $ 37,797    31.5%
                                ========   =====    ========   =====


Acquisition costs, which include all external costs associated with the production of net premiums, amounted to $35.8 million for the second quarter of 2001 and $58.4 million for the six months ended June 30, 2001, as compared to $25.1 million and $50.0 million, respectively, in the corresponding 2000 periods. Acquisition costs are reduced by the excess of the ceding commissions received from reinsurers over the related acquisition costs on ceded premium. These excess ceding commissions, which were previously recorded as Program Business fees, amounted to $28.2 million and $58.5 million for the quarter and the six months, ended June 30, 2001, as compared to $26.6 million and $48.9 million, respectively, for the corresponding 2000 periods. Acquisition costs and excess ceding commissions are expensed and earned respectively over the life of the underlying contract. Operating expenses for this segment, which were previously recorded as Program Business operating expenses, amounted to $24.2 million for the quarter and $48.3 million, respectively, for the first six months ended June 30, 2001 as compared to $19.8 million and $36.8 million, respectively, for the corresponding 2000 periods. The Company believes that, given its move to retain more underwriting risk, this new presentation is more consistent with insurance company disclosure.

The Company had a combined ratio of 96.3% for the first six months of 2001, as compared to 95.0% in 2000. Insurance Operations contributed $8.3 million of operating income, a 6% increase from $7.8 million in 2000.

Interest expense decreased by 7% to $9.6 million for the first six months of 2001, as compared to $10.3 million for the corresponding period in 2000. The decrease from the prior year was primarily as a result of no Endeavour interest in the current year, a reduction in debenture interest due to the decreased number of debentures outstanding and lower market interest rates, offset in part by increased debt.

The effective tax rate was 8.7% in the quarter and 7.1% for the first six months of 2001, compared to 7.3% and 7.9%, respectively, for the corresponding period 2000 periods. The effective rate was lower than the expected federal tax rate in the United States of 35% plus state income taxes due to earnings outside of the United States.

                        LIQUIDITY AND CAPITAL RESOURCES

Total assets increased to $5.3 billion at June 30, 2001 from $4.9 billion at December 31, 2000. Assets held in separate accounts, which are principally managed assets attributable to participants in the Company's IPC Programs, accounted for approximately 16% of total assets at June 30, 2001 and December 31, 2000. Total shareholders' equity increased to $375.0 million at June 30, 2001 from $351.5 million at December 31, 2000, primarily as a result of net income and a decrease in the change in unrealized losses within other comprehensive income for the six months ended June 30, 2001. Return on equity, before the extraordinary loss in each year, was 12.5% for the first six months of 2001, as compared to 12.8% for the corresponding period in 2000.

CASH FLOW

As of June 30, 2001, the Company was involved in four reinsurance disputes in arbitration to collect disputed balances due from reinsurers. The Company has paid approximately $51 million of losses and loss expenses for which it has not been reimbursed. In addition, the Company estimates that it will ultimately pay another $62 million of unpaid losses and loss expenses in relation to the disputed business.

One of these arbitration proceedings involves a series of accident and health programs written by the Company from 1997 through 1999. The Company received a good-faith payment from the reinsurers of $12.3 million during the first quarter, reducing the unreimbursed paid losses to $29.7 million on these programs, with an estimated $2.4 million of unpaid losses. This dispute involves a number of Lloyd's syndicates, as well as a number of other reinsurers, and is presently in non-binding mediation. If this mediation does not resolve the dispute, it will be arbitrated in Philadelphia, Pennsylvania.

At the beginning of the quarter, two of the arbitration proceedings, involving a number of reinsurance treaties, were with U.S. life insurance companies that wrote workers' compensation reinsurance. These life insurance companies are no longer writing workers' compensation reinsurance and are believed by the Company to be disputing similar obligations to other property casualty insurers. During the quarter, the Company reached a settlement in one of these arbitration disputes with a reinsurer on one of Legion's principal workers' compensation treaties. Under the settlement, the reinsurance contract will remain in force in accordance with its terms. That arbitration proceeding also involved other reinsurance treaties relating to two MGA programs. The parties agreed to conduct a complete audit of these programs, which is ongoing, and to defer the arbitration and jointly fund losses pending final resolution of the dispute. At June 30, 2001, this dispute involved $7.4 million in unreimbursed paid claims and an estimated $32.2 million in additional unpaid claims.

The two remaining arbitration proceedings involve claims under individual reinsurance agreements with two reinsurers and involve $14.2 million of unreimbursed paid claims and an estimated $27.2 million of additional unpaid claims. In each of these disputes, the Company is in settlement discussions with the reinsurers and arbitration panels have not yet been selected. Subsequent to the quarter-end, the Company reached a preliminary settlement in one of these disputes in arbitration. This settlement will reduce the number of active reinsurance disputes in arbitration to three.

In addition to the reinsurance disputes discussed above, the Company was involved in a terminated property program written in 1998 and 1999, in which the Company acted as both a reinsurer and a direct writer of property insurance. In 1999, the Company established a reserve with respect to this terminated program of $4.7 million. The Company and its lead reinsurers, which also issued some of this business directly, are presently investigating this business and negotiating a cooperation agreement. The Company has denied certain reinsurance claims presented to it, which will be subject to arbitration. In addition, two of the Company's quota share reinsurers, representing approximately 15% of the Company's quota share reinsurance, are questioning certain ceded claims, and this dispute will also be the subject of arbitration.

These disputes have adversely affected the Company's operating cash flow, however the Company still produced positive cash flow from operations of $10.7 million for the six months ended June 30, 2001, as compared to $4.0 million in 2000. The Company expects that its inability to settle these disputes favorably or in a timely manner will continue to strain its operating cash flow. The Company will attempt to aggressively resolve these disputes on acceptable terms. Any future reinsurance disputes could significantly affect future operating cash flow. The Company believes that its cash flow from Corporate Risk Management, Specialty Brokerage and Financial Services will not be affected by these disputes and will assist the Company in financing its current operations and meeting its commitments under its debt facilities.

                       RECENT ACCOUNTING PRONOUNCEMENTS

Subsequent to the quarter-end, the Financial Accounting Standards Board issued Statement 142, "Goodwill and Other Intangible Assets". Under Statement 142, goodwill and certain intangible assets are no longer amortized but are reviewed annually for impairment. For goodwill and certain intangible assets existing at June 30, 2001, the new impairment only approach (non-amortization) must be adopted on January 1, 2002.

SAFE HARBOR DISCLOSURE FOR FORWARD-LOOKING STATEMENTS

The above Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that reflect management's current views with respect to future events and financial performance and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. In some cases, readers can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue". In particular, these statements include our expectations regarding the outcome of disputes and arbitrations, and our beliefs regarding the continuing firming of prices generally and the affirmation of the Legion Companies' A- (Excellent) rating by A.M, Best, which the Company believes will continue to generate the sale of Corporate Risk Management accounts and associated fees. These statements involve known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those in the forward-looking statements. Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. The factors that could cause results, performance and achievements to differ materially from these forward-looking statements are discussed in "Business - Risk Factors" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       No material changes since December 31, 2000 on Form 10-K.


PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF  PROCEEDS

B. and C. As described on the Form 8-K filed by the Company on May 25, 2001, the Company issued U.S. $142.5 million of debentures and 2,147,601 warrants, which are convertible and exercisable, respectively, into the Company's common shares. The holders of the debentures in the aggregate have approximately 35% of the total voting power of the Company and benefit from covenants that affect the Company. As a result, the holders of the debentures have the ability to control many fundamental matters affecting the Company. In addition, if the common shares are issued upon the conversion of the debentures or the exercise of the warrants, the ownership percentage of existing shareholders in the Company may be diluted and market sales of the newly issued common shares could cause downward pressure upon the price of the common shares.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. Reports on Form 8-K The Company filed a report on Form 8-K on May 25, 2001 concerning the issuance of $142.5 million of convertible exchangeable debentures and 2,147,601 warrants, and the required restructuring of the Company's operating units in connection with the issuance of the debentures and warrants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MUTUAL RISK MANAGEMENT LTD.


                                        /s/ Angus Ayliffe
                                        ------------------
                                        Angus Ayliffe
                                        Controller and Authorized Signatory


August 14, 2001


                               /s/ Angus Ayliffe
                               -----------------
                                 Angus Ayliffe


for conformed copy