Form 10-Q
period 2001-09-30
MUTUAL RISK MANAGEMENT LTD
filed 2001-11-14
CIK 826918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2001.

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

                              YES  [X]    NO  [ ]

  The number of outstanding shares of the registrant's Common Stock, $0.01 par value, as of September 30, 2001 was 41,764,595.

                           MUTUAL RISK MANAGEMENT LTD.

                                    I N D E X

Part I.   Financial Information:

          Item 1.  Financial Statements:

             Unaudited Consolidated Statements of Income for the quarter and
              nine month periods ended September 30, 2001 and 2000                                     3

             Unaudited Consolidated Balance Sheets at September 30, 2001 and
              December 31, 2000                                                                        4

             Unaudited Consolidated Statements of Cash Flows for the nine
              month periods ended September 30, 2001 and 2000                                          5

             Unaudited Consolidated Statements of Changes in Shareholders'
              Equity at September 30, 2001 and 2000                                                    6

             Notes to Unaudited Consolidated Financial Statements at September 30, 2001             7-10

          Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                            11-19

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         19

Part II.  Other Information:

          Item 2.  Defaults on Senior Securities                                                      19

          Item 6.  Exhibits and Reports on Form 8-K                                                   19

Signatures                                                                                            20

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                                            Three Months Ended            Nine Months Ended
(In thousands, except share and per share data)                               September 30,                 September 30,
                                                                            2001         2000             2001         2000
REVENUES
   Fee income                                                          $   33,436     $   25,247     $   99,086     $   72,030
   Premiums earned                                                         91,286         72,060        238,608        191,931
   Net investment income                                                    7,708          9,182         21,054         30,293
   Realized capital losses                                                 (4,031)          (204)        (5,708)        (2,168)
   Other income                                                               210             38            979            641
                                                                       ----------     ----------     ----------     ----------
   Total Revenues                                                         128,609        106,323        354,019        292,727
                                                                       ----------     ----------     ----------     ----------
EXPENSES

   Losses and loss expenses incurred                                       90,176     $   56,617        183,732        132,697
   Acquisition and underwriting expenses                                   24,041         11,157         72,324         48,954
   Operating expenses                                                      25,124         18,365         72,150         53,955
   Interest expense                                                         6,365          4,340         15,944         14,637
   Other expenses                                                             871          1,060          2,718          3,177
                                                                       ----------     ----------     ----------     ----------
   Total Expenses                                                         146,577         91,539        346,868        253,420
                                                                       ----------     ----------     ----------     ----------
(LOSS) INCOME BEFORE INCOME TAXES,                                        (17,968)        14,784          7,151         39,307
MINORITY INTEREST AND EXTRAORDINARY LOSS
   Income taxes                                                           (10,343)         1,485         (8,562)         3,418
                                                                       ----------     ----------     ----------     ----------
(LOSS) INCOME BEFORE MINORITY INTEREST AND                                 (7,625)        13,299         15,713         35,889
EXTRAORDINARY LOSS
   Minority interest                                                         (558)           (70)        (1,258)           565
                                                                       ----------     ----------     ----------     ----------
(LOSS) INCOME BEFORE EXTRAORDINARY LOSS                                    (8,183)        13,229         14,455         36,454
   Extraordinary loss on extinguishment of debt, net of tax                     -              -           (949)        (4,327)
                                                                       ----------     ----------     ----------     ----------
NET (LOSS) INCOME                                                      $   (8,183)    $   13,229     $   13,506     $   32,127
                                                                       ==========     ==========     ==========     ==========
EARNINGS PER COMMON SHARE:
Net income available to Common Shareholders:
   Basic                                                               $    (0.20)    $     0.32     $     0.32     $     0.78
                                                                       ==========     ==========     ==========     ==========
   Diluted                                                             $    (0.20)    $     0.32     $     0.32     $     0.77
                                                                       ==========     ==========     ==========     ==========
   Dividends per Common Share                                          $     0.01     $     0.07     $     0.03     $     0.21
                                                                       ==========     ==========     ==========     ==========
   Weighted average number of Common
    Shares outstanding - basic                                         41,764,595     41,177,527     41,669,227     41,189,407
                                                                       ==========     ==========     ==========     ==========
   Weighted average number of Common
    Shares outstanding - diluted                                       41,764,595     42,521,034     41,974,753     41,558,653
                                                                       ==========     ==========     ==========     ==========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


(In thousands, except share data)                                                               September 30,        December 31,
                                                                                                     2001                2000
                                                                                                 (unaudited)           (audited)
ASSETS
   Cash and cash equivalents                                                                    $ 290,863             $202,015
   Investments:
   Held as available for sale at fair value
   (Amortized cost $357,649; 2000 - $381,911)                                                     357,458              371,074
                                                                                               ----------           ----------
   Total marketable investments                                                                   648,321              573,089
   Other investments                                                                               35,467               35,201
   Investment income due and accrued                                                                5,059                5,948
   Accounts receivable                                                                            770,260              592,852
   Reinsurance recoverable                                                                      2,550,207            2,307,466
   Deferred expenses                                                                               99,592               67,461
   Prepaid reinsurance premiums                                                                   344,378              346,223
   Deferred tax benefit                                                                            40,732               34,503
   Other assets                                                                                   124,647               97,129
   Assets held in separate accounts                                                               893,806              799,777
                                                                                               ----------           ----------
   Total Assets                                                                                $5,512,469           $4,859,649
                                                                                               ==========           ==========

LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES

   Unpaid losses and loss expenses                                                             $2,831,715           $2,529,183
   Unearned premiums                                                                              502,018              426,069
   Pension fund reserves                                                                           38,582               56,191
   Claims deposit liabilities                                                                      21,939               25,407
   Accounts payable                                                                               363,348              310,590
   Taxes payable                                                                                   12,274               24,139
   Loans payable                                                                                  180,000              220,000
   Other loans payable                                                                             18,461                3,595
   Debentures                                                                                     156,714               13,673
   Other liabilities                                                                              118,941               99,492
   Liabilities related to separate accounts                                                       893,806              799,777
                                                                                               ----------           ----------
   Total Liabilities                                                                           $5,137,798           $4,508,116
                                                                                               ----------           ----------

SHAREHOLDERS' EQUITY

   Common Shares - Authorized 180,000,000 (par value $0.01) Issued 41,764,595
   (excluding 2,728,816 shares held in treasury)
   (2000 - 41,614,649 excluding 2,728,816 shares held in treasury)                                    417                  416
   Additional paid-in capital                                                                     118,524              117,188
   Unearned stock grant compensation                                                               (1,100)                   -
   Accumulated other comprehensive loss                                                              (191)             (10,836)
   Retained earnings                                                                              257,021              244,765
                                                                                               ----------           ----------
   Total Shareholders' Equity                                                                  $  374,671           $  351,533
                                                                                               ----------           ----------
   Total Liabilities & Shareholders' Equity                                                    $5,512,469           $4,859,649
                                                                                               ==========           ==========


     See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


(In thousands)                                                                                   Nine Months Ended September 30,
                                                                                                    2001                2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                      $  13,506            $  32,127
Items not affecting cash:
   Depreciation                                                                                    11,433                8,591
   Amortization of investments                                                                       (451)                (601)
   Net loss on sale of investments                                                                  5,721                2,211
   Amortization of convertible debentures                                                             541                1,220
   Deferred tax benefit                                                                            (5,719)              (6,113)
   Extraordinary loss on extinguishment of debt                                                       949                4,327
   Other items                                                                                      1,653                1,516
Net change in non-cash balances relating to operations:
   Accounts receivable                                                                           (177,408)               9,903
   Reinsurance recoverable                                                                       (242,741)            (202,369)
   Investment income due and accrued                                                                  889                   50
   Deferred expenses                                                                              (25,248)             (45,281)
   Prepaid reinsurance premiums                                                                     1,845              (71,871)
   Other assets                                                                                    (2,850)                (267)
   Unpaid losses and loss expenses                                                                302,532              186,616
   Prepaid fees                                                                                    14,818                5,075
   Unearned premium                                                                                75,949              109,761
   Accounts payable                                                                                52,758              (50,758)
   Taxes payable                                                                                  (11,865)              (1,041)
   Other liabilities                                                                                7,127                6,461
                                                                                                ---------            ---------
NET CASH FLOWS FROM (APPLIED TO) OPERATING ACTIVITIES                                              23,439              (10,443)
                                                                                                ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of investments - available for sale                                          40,578              336,291
   Proceeds for maturity of investments - available for sale                                       28,208               27,002
   Investments purchased - available for sale                                                     (49,795)            (301,449)
   Acquisitions and other investments                                                             (12,150)              (7,335)
   Fixed assets purchased                                                                         (26,108)             (12,941)
   Other items                                                                                        238                  166
                                                                                                ---------            ---------
NET CASH FLOWS (APPLIED TO) FROM INVESTING ACTIVITIES                                             (19,029)              41,734
                                                                                                ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Debentures issued, net of expense                                                              134,157                    -
   Other loans (repaid) received                                                                  (25,134)             102,911
   Extinguishment of convertible debentures                                                             -             (101,325)
   Proceeds from shares issued                                                                        238                  607
   Claims deposit liabilities                                                                      (3,468)                (326)
   Pension fund reserves                                                                          (17,609)             (10,942)
   Dividends paid                                                                                  (3,746)              (8,650)
                                                                                                ---------            ---------
NET CASH FLOWS FROM (APPLIED TO) FINANCING ACTIVITIES                                              84,438              (17,725)
                                                                                                ---------            ---------
   Net increase in cash and cash equivalents                                                       88,848               13,566
   Cash and cash equivalents at beginning of period                                               202,015              155,387
                                                                                                ---------            ---------
Cash and cash equivalents at end of period                                                      $ 290,863            $ 168,953
                                                                                                =========            =========
Supplemental cash flow information:
   Interest paid                                                                                   15,223            $  13,417
                                                                                                =========            =========
   Income taxes paid, net                                                                       $       -            $   5,484
                                                                                                =========            =========

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


    (In thousands, except share data)                                                           September 30,       September 30,
                                                                                                     2001                2000
   Common Shares
   Opening balance                                                                                $    416            $    412
   Shares issued                                                                                         1                   1
   Treasury shares purchased                                                                             -                  (1)
                                                                                                  --------            --------
   Closing balance                                                                                     417                 412
                                                                                                  --------            --------

   Additional paid-in capital
   Opening balance                                                                                 117,188             110,755
   Shares issued                                                                                     1,336               1,993
   Treasury shares purchased                                                                             -              (1,386)
                                                                                                  --------            --------
   Closing balance                                                                                 118,524             111,362
                                                                                                  --------            --------
   Unearned stock grant compensation
   Opening balance                                                                                       -                   -
   Stock grants awarded                                                                             (1,222)                  -
   Amortization                                                                                        122                   -
                                                                                                  --------            --------
   Closing balance                                                                                  (1,100)                  -
                                                                                                   -------              ------
   Accumulated other comprehensive loss
   Net unrealized depreciation on investments
   Opening balance                                                                                 (10,836)            (14,937)
   Change in period, net of reclassification, net of tax                                            10,645                 615
                                                                                                  --------            --------
   Closing balance                                                                                    (191)            (14,322)
                                                                                                  --------            --------
   Retained earnings
   Opening balance                                                                                 244,765             261,914
   Net income                                                                                       13,506              32,127
   Common share dividends declared (1)                                                              (1,250)             (8,463)
                                                                                                  --------            --------
   Closing balance                                                                                 257,021             285,578
                                                                                                  --------            --------
   Total shareholders' equity                                                                     $374,671            $383,030
                                                                                                  ========            ========

   COMPREHENSIVE INCOME
   Net income                                                                                     $ 13,506            $ 32,127
   Other comprehensive income                                                                       10,645                 615
                                                                                                  --------            --------
   Comprehensive income (2)                                                                       $ 24,151            $ 32,742
                                                                                                  ========            ========

   Disclosure Regarding Net Unrealized (Losses) Gains
   Net unrealized gains arising during the periods                                                $ 16,366            $  2,826
   Net realized gains included in net income                                                        (5,721)             (2,211)
                                                                                                  --------            --------
   Change in net unrealized gains on securities                                                   $ 10,645            $    615
                                                                                                  ========            ========

(1) Dividend per share amounts were $0.03 and $0.21 for the nine months ended September 30, 2001 and 2000 respectively.

(2) Comprehensive (loss) income for the quarters ended September 30, 2001 and 2000 were ($74) and $16,896, respectively.

     See Accompanying Notes to Unaudited Consolidated Financial Statement

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

1.       INTERIM ACCOUNTING POLICY

         In the opinion of the management of Mutual Risk Management Ltd. ("the Company"), the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of operations and cash flows for the quarters and nine months ended September 30, 2001 and 2000. Although the Company believes that the disclosure in these financial statements is adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the quarter and nine months ended September 30, 2001 are not necessarily indicative of what operating results may be for the full year. The Company's financial statements are prepared on a going concern basis. Such basis is contingent upon receipt of debt covenant waivers - see note 5.

2.       FINANCIAL STATEMENT PRESENTATION

         The Company has amended the income statement presentation and reclassified the comparative periods to reflect the transition from its former Program Business model to a specialty insurance operation. The resulting income statement reclassification affected fee income, acquisition and underwriting expenses and operating expenses. There is no effect on net income.

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



                                                                            Three Months ended                Nine Months ended
                                                                               September 30,                    September 30,
Revenue                                                                  2001            2000 (3)           2001         2000 (3)
     Corporate Risk Management                                         $ 14,220          $ 11,533         $ 41,316       $ 33,595
     Financial Services                                                  12,670             7,432           37,894         19,857
     Specialty Brokerage                                                  4,806             4,777           14,057         14,163
     Insurance Operations                                                93,026            73,565          244,427        196,346
     Net investment income (1)                                            3,677             8,978           15,346         28,125
     Other                                                                  210                38              979            641
                                                                       --------          --------         --------       --------

     Total                                                             $128,609          $106,323         $354,019       $292,727
                                                                       ========          ========         ========       ========

(Loss) Income before income taxes, minority interest and extraordinary loss

     Corporate Risk Management                                         $  3,119          $  2,931         $ 10,409       $  8,523
     Financial Services                                                   2,685             1,575            8,638          3,835
     Specialty Brokerage                                                  1,352             1,394            3,954          3,951
     Insurance Operations                                               (21,775)            5,267          (13,513)        13,058
     Net investment income (2)                                           (2,688)            4,639             (598)        13,488
     Other                                                                 (661)           (1,022)          (1,739)        (3,548)
                                                                       --------          --------         --------       --------
     Total                                                             $(17,968)         $ 14,784         $  7,151       $ 39,307
                                                                       ========          ========         ========       ========

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

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.       EARNINGS PER COMMON SHARE

         The following table sets forth the computation of basic and diluted earnings per common share.


(In thousands, except shares and earnings per share)                     Three Months Ended                Nine Months Ended
                                                                           September 30,                      September 30,
                                                                         2001            2000             2001          2000
Numerator

(Loss) income before extraordinary loss                              $    (8,183)  $    13,229      $    14,455    $    36,454
Extraordinary loss on extinguishment of debt, net of tax                       -             -              949          4,327
                                                                     -----------   -----------      -----------    -----------
Net (loss) income                                                         (8,183)       13,229           13,506         32,127
                                                                     -----------   -----------      -----------    -----------

Numerator for basic earnings per common share -
Net (loss) income available to common shareholders                        (8,183)       13,229           13,506         32,127
Effect of dilutive securities:
Conversion of Zero Coupon Convertible Exchangeable
  Subordinated Debentures                                                      -(a)        174                -(a)           -(a)
Conversion of 9 3/8% Convertible Exchangeable
  Subordinated Debentures                                                      -(b)          -(b)             -(b)           -(b)
                                                                     -----------   -----------      -----------    -----------
Numerator for diluted earnings per common share -
   Net (loss) income available to common shareholders after assumed
   conversions                                                       $    (8,183)  $    13,403      $    13,506    $    32,127
                                                                     ===========   ===========      ===========    ===========

Denominator

Denominator for basic earnings per common share -
Weighted average shares                                               41,764,595    41,177,527       41,669,227     41,189,407
Effect of dilutive securities:
Stock options                                                                  -       698,554           10,140        369,246
Warrants                                                                       -             -          295,386              -
Conversion of 9 3/8 Convertible exchangeable
  Subordinated Debentures                                                      -(b)          -(b)             -(b)           -(b)
Conversion of Zero Coupon Convertible exchangeable
  Subordinated Debentures                                                      -(a)    644,953                -(a)           -(a)
                                                                     -----------   -----------      -----------    -----------
Denominator for diluted earnings per common share -
Adjusted weighted average shares and assumed conversions              41,764,595    42,521,034       41,974,753     41,558,653
                                                                     ===========   ===========      ===========    ===========

Basic earnings per common share
Income before extraordinary loss                                     $     (0.20)  $      0.32      $      0.34    $      0.88
Extraordinary loss on extinguishment of debt, net of tax             $         -   $         -      $     (0.02)   $     (0.10)
                                                                     -----------   -----------      -----------    -----------
Basic earnings per common share                                      $     (0.20)  $      0.32      $      0.32    $      0.78
                                                                     ===========   ===========      ===========    ===========

Diluted earnings per common share
Income before extraordinary loss                                     $     (0.20)  $      0.32      $      0.34    $      0.87
Extraordinary loss on extinguishment of debt, net of tax             $         -   $         -      $     (0.02)   $     (0.10)
                                                                     -----------   -----------      -----------    -----------
Diluted earnings per common share                                    $     (0.20)  $      0.32      $      0.32    $      0.77
                                                                     ===========   ===========      ===========    ===========


(a) Excludes the conversion of zero coupon convertible debentures, which have an anti-dilutive effect
(b) Excludes the conversion of 9 3/8% convertible debentures, which have an anti-dilutive effect

                  MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.       Defaults on Senior Securities

         The Company has $142.5 million of outstanding 9 3/8% Convertible Exchangeable Debentures due 2006 and a further $180 million outstanding under a bank line of credit.The agreements relating to both these facilities contain a negative covenant by the Company that the Company's US insurance subsidiaries will have a statutory combined ratio at the end of each fiscal quarter of no more than 125% for the previous twelve months. Primarily as a result of the loss incurred due to the Reliance insolvency (See Management's Discussion and Analysis above) this negative covenant was breached as of September 30, 2001. Under the terms of these agreements, if a negative covenant is breached the holders of the debentures and bank debt can terminate their obligations and declare any unpaid principal and accrued interest immediately due and payable. The Company does not have sufficient available liquidity to pay the interest and principal if the holders of the debentures or holders of the bank debt declare the amounts to be immediately due and payable. Therefore, absent a waiver, there would be substantial doubt about the Company's ability to continue as a going concern. The Company is seeking, and expects to receive, a waiver of the default from the holders of the debentures and bank debt, but there is no assurance that a waiver will be received.

6.       Restricted Stock Awards

         The Company has issued restricted stock pursuant to its Long Term Incentive Plan. During the quarter and nine months ended September 30, 2001, 137,309 restricted Common Shares of the Company with a value of $1,222,050 were awarded to employees. These shares vest ratably over various periods to March 31, 2004.

         At the time of grant, the market value of the shares awarded under this plan is recorded as unearned stock grant compensation and is presented as a separate component of shareholders' equity. The unearned compensation is charged to operations over the vesting period.

7.       Subsequent Event

         In October 2001, the Company completed the previously announced sale of its interest in Tremont Advisers Inc. for cash proceeds of $25.7 million. This sale will result in a realized pre-tax gain of approximately $20.0 million, or approximately $0.32 per diluted share, which will be recorded in the fourth quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS

      For the Quarters and Nine Months Ended September 30, 2001 and 2000

The results of operations for the quarter and nine months ended September 30, 2001 reflect strong growth in new unit sales, renewals and fee income. Net income amounted to $13.5 million or $0.32 per common share on a diluted basis for the nine months ended September 30, 2001, as compared to $32.1 million or $0.77 per diluted share in the corresponding period in 2000, as shown in the tables below. These results include a third quarter after-tax charge of $17.5 million resulting from the Company's decision to write-off all reinsurance balances due from Reliance Group Holdings, Inc. and subsidiaries ("Reliance") and $0.8 million after-tax of estimated losses from the tragic events of September 11, 2001 at the World Trade Center ("WTC").

In 2001, we began a transition from our former Program Business model to a specialty insurance operation. We have amended the income statement presentation and reclassified the comparative quarter and nine months to reflect this transition. The resulting income statement reclassifies some line items, but there is no effect on net income.

TABLE 1 - EARNINGS PER SHARE


                                                             Third Quarter to September 30,

                                                      2001                                      2000
                                          --------------------------------        --------------------------------
                                                          (In thousands, except per share data)

                                                               PER                                   PER
                                                           COMMON SHARE                          COMMON SHARE
                                                        ------------------                    ------------------
                                                        Basic      Diluted                    Basic      Diluted
Net income                                $(8,183)     $(0.20)     $(0.20)        $13,229     $0.32      $0.32
                                          ========     =======     =======        =======     =====      =====

Average number of
  shares outstanding (000's)                           41,765      41,765 (a)                41,178     42,521
                                                       ------      ------                    ------     ------


                                                             Nine Months Ended September 30,
                                                        2001                                      2000
                                          ---------------------------------        --------------------------------
                                                                (In thousands, except per share data)

                                                                PER                                     PER
                                                           COMMON SHARE                            COMMON SHARE
                                                        --------------------                    ------------------
                                                         Basic       Diluted                    Basic      Diluted
Income before extraordinary loss          $14,455       $ 0.34       $ 0.34           $36,454   $ 0.88      $ 0.87
Extraordinary loss (b)                       (949)       (0.02)       (0.02)           (4,327)   (0.10)      (0.10)
                                          -------       ------       ------           -------   -------     ------

Net income                                $13,506       $ 0.32       $ 0.32           $32,127   $ 0.78      $ 0.77
                                          =======       ======       ======           =======   ======      ======

Average number of
  shares outstanding (000's)                            41,669       41,975 (c)                 41,189      41,559 (d)
                                                       -------      -------                    -------     -------

(a) Excludes the conversion of convertible debentures, options, warrants and convertible loan, which have an anti-dilutive effect.
(b)      Extraordinary loss on extinguishment of debt, net of tax.
(c) Excludes the conversion of convertible debentures, warrants and convertible loan, which have an anti-dilutive effect.
(d) Excludes the conversion of zero coupon convertible debentures, which have an anti-dilutive effect.


REVENUES

Total revenues amounted to $128.6 million and $354.0 million for the quarter and nine months ended September 30, 2001, representing increases of 21% over the corresponding 2000 periods. Table II shows the major components of revenues for these periods.

TABLE II - REVENUES

                                                                 Periods to September 30,
                                                                      (In thousands)

                                                 Third Quarter                                Nine Months
                                        2001         2000       Change              2001         2000       Change
                                        ----         ----       ------              ----         ----       ------
Fee income                          $ 33,436      $ 25,247         32%          $ 99,086     $ 72,030         38%
Premiums earned                       91,286        72,060         27%           238,608      191,931         24%
Net investment income                  7,708         9,182        (16%)           21,054       30,293        (30%)
Realized capital losses               (4,031)         (204)         NM            (5,708)      (2,168)         NM
Other income                             210            38        452%               979          641         53%
                                    --------     ---------                      --------     --------

Total                               $128,609      $106,323         21%          $354,019     $292,727         21%
                                    ========      ========                      ========     ========

FEE INCOME

Fee income increased 32% in the third quarter to $33.4 million and 38% to $99.1 million for the first nine months of 2001, as compared to $25.2 million and $72.0 million, respectively, in 2000. Pre-tax profit margins were 24% in the third quarter and 26% for the first nine months of 2001, from 27% and 26% in 2000. The components of fee income by business segment are illustrated in Table III.

TABLE III - FEE INCOME BY BUSINESS SEGMENT

                                                               Periods to September 30,
                                                                    (In thousands)
                                           Third Quarter                                Nine Months
                                        2001         2000       Change              2001         2000       Change
                                        ----         ----       ------              ----         ----       ------
Corporate Risk
   Management fees                   $14,220       $11,533         23%           $41,316      $33,595         23%
Financial Services fees               12,670         7,432         70%            37,894       19,857         91%
Specialty Brokerage fees               4,806         4,777          1%            14,057       14,163         (1%)
Insurance Operations                   1,740         1,505         16%             5,819        4,415         32%
                                     -------       -------                       -------      -------

Total                                $33,436       $25,247         32%           $99,086      $72,030         38%
                                     =======       =======                       =======      =======


                            Corporate Risk Management

Corporate Risk Management involves providing services to businesses and associations seeking to insure a portion of their risk in a loss sensitive Alternative Market structure. This segment accounted for 42% of total fee income in both the third quarter and the nine months of 2001. Corporate Risk Management fees increased by 23% in the third quarter and nine months to $14.2 million and $41.3 million, respectively. Profit margins were 22% in the third quarter and 25% for the nine months of 2001, compared to 25% in both the corresponding 2000 periods. The Company expects that a substantial firming of prices generally will continue to increase unit sales of Corporate Risk Management accounts and associated fees.

                               Financial Services

The Financial Services business segment provides administrative services to offshore mutual funds and other companies, provides trust and private client services, and offers a proprietary family of mutual funds as well as asset accumulation life insurance products for the high net worth market. This segment accounted for 38% of total fee income for both the third quarter and first nine months of 2001. Fees from Financial Services increased in the quarter by 70% to $12.7 million and by 91% to $37.9 million for the nine months primarily as a result of an increase in mutual fund assets under administration, which were approximately $50 billion at September 30, 2001. Mutual Trust Management also added to this growth, contributing $3.0 million of fees in the quarter and $10.1 million for the first nine months. Profit margins were 18% in the third quarter and 20% for the nine months of 2001, as compared to 21% and 19%, respectively, in the corresponding 2000 periods.

                               Specialty Brokerage

The Company's Specialty Brokerage business segment provides access to insurers and reinsurers in Bermuda, Europe and the United States. The segment produced $4.8 million of fee income for the third quarter and $14.1 million for the first nine months of 2001, representing 15% and 14% of total fee income in the third quarter and the nine months, respectively. Specialty Brokerage fees increased by 1% in the third quarter, but decreased by 1% for the nine months of 2001 from $14.2 million in the corresponding 2000 period. This resulted from the decreased purchase of reinsurance by the Company's Insurance Operations, offset by higher commissions on new and renewal business due to increased pricing. Profit margins remained steady at 28% for the third quarter and nine months of 2001, from 29% and 28%, respectively, in the corresponding 2000 periods.

                              Insurance Operations

Insurance Operations represents the Company's former Program Business segment which is being transitioned into a specialty insurance operation in which the Company will retain a more significant portion of the underwriting risk over time. Fee income earned in this segment is comprised of fees for rent-a-captive services performed and accounted for 5% and 6% of total fee income for the third quarter and nine months of 2001, respectively, as compared to 6% in both of the corresponding 2000 periods. Insurance Operations fees increased by 16% for the third quarter to $1.7 million and by 32% for the nine months to $5.8 million from $1.5 million and $4.4 million in the corresponding 2000 periods. Profit margins remained strong at 66% for the third quarter and 68% for the nine months of 2001 as compared to 65% and 63%, respectively, in 2000.

NET PREMIUMS EARNED

Gross premiums written, which include premium from the Company's Insurance Operations and Corporate Risk Management segments, increased 5% to $1.2 billion for the first nine months of 2001, as compared to $1.1 billion for the corresponding period in 2000. Net premiums written increased 41% to $319.4 million for the nine months of 2001 from $227.1 million in 2000. Net premiums earned increased 27% to $91.3 million for the third quarter and 24% to $238.6 million for the first nine months of 2001, as compared to $72.1 million and $191.9 million, respectively, in the corresponding 2000 periods. This was primarily due to the corresponding increase in gross premiums written and an improved rating environment.

INVESTMENT INCOME

Gross investment income decreased by $9.5 million to $24.3 million for the first nine months of 2001 versus the corresponding 2000 period. Net investment income decreased by 16% to $7.7 million for the third quarter and by 30% to $21.1 million for the first nine months of 2001. Investment yields declined to 5.3% and 5.2% for the third quarter and nine months of 2001, respectively, as compared to 7.4% and 7.0% in the corresponding 2000 periods. The 2000 yields exclude $3.7 million from a special purpose entity, Endeavour Real Estate Securities Ltd. Net investment income was affected by lower interest rates and a change in the portfolio mix to include more invested cash.

EXPENSES

TABLE IV - EXPENSES

                                                                Periods to September 30,
                                                                      (In thousands)
                                                Third Quarter                                Nine Months
                                        2001         2000       Change              2001         2000       Change
                                        ----         ----       ------              ----         ----       ------
Operating expenses                   $ 25,124       $18,365        37%           $ 72,150      $ 53,956       34%
Total insurance costs                 114,217        67,774        69%            256,056       181,650       41%
Interest expense                        6,365         4,340        47%             15,944        14,637        9%
Other expenses                            871         1,060       (18%)             2,718         3,177      (14%)
                                     --------       -------                      --------      --------

Total                                $146,577       $91,539        60%           $346,868      $253,420       37%
                                     ========       =======                      ========      ========


Operating expenses increased 37% to $25.1 million for the quarter, compared to $18.4 million in the third quarter of 2000, and increased 34% to $72.1 million for the first nine months of 2001, compared to $54.0 million for the first nine months of 2000. The increase in operating expenses was attributable to growth in personnel and other expenses to service the Company's existing businesses. Recent acquisitions also contributed an additional $4.5 million and $13.5 million for the quarter and nine months, respectively. Excluding the effect of recent acquisitions, operating expenses increased by 12% in the quarter and 9% for the nine months ended September 30, 2001.

The movement in total insurance costs, which includes losses and loss expenses and acquisition and underwriting expenses, is the direct result of the fluctuations in net premiums earned. Losses and loss expenses increased to $90.2 million and $183.7 million for the third quarter and nine months ended September 30, 2001 for loss ratios of 98.8% and 77.0%, respectively, as compared to $56.6 million and $132.7 million for loss ratios of 78.6% and 69.1%, respectively, in the corresponding 2000 periods. Included in the losses and loss expenses for the quarter and nine months of 2001 is the Reliance charge of $26.9 million and $1.2 million for the Company's net exposure to the WTC tragedy.

Acquisition and underwriting expenses amounted to $24.0 million and $72.3 million for the quarter and nine months ended September 30, 2001 for expense ratios of 26.3% and 30.3%, respectively, as compared to $11.2 million and $49.0 million for expense ratios of 15.5% and 25.5%, respectively, in the corresponding 2000 periods. The components of acquisition and underwriting expenses are shown below:


                                                         Third Quarter to September 30,
                                                                  (In thousands)
                                                           2001                         2000
                                                    -----------------             ------------------
Acquisition costs                                   $ 28,533     31.2%             $ 20,109     27.9%
Excess ceding commissions                            (29,110)   (31.9%)             (30,562)   (42.4%)
Operating expenses                                    24,618     27.0%               21,610     30.0%
                                                    --------    -----              --------    -----

Acquisition and underwriting
 expenses                                           $ 24,041      26.3%            $ 11,157     15.5%
                                                    ========     =====             ========     ====

                                                          Nine Months Ended September 30,
                                                                  (In thousands)
                                                         2001                          2000
                                                   ------------------            -----------------
Acquisition costs                                  $ 86,958   36.4%              $ 70,064   36.5%
Excess ceding commissions                           (87,571) (36.7%)              (79,489) (41.4%)
Operating expenses                                   72,937   30.6%                58,379   30.4%
                                                   --------  -----               --------  -----

Acquisition and underwriting
 expenses                                          $ 72,324   30.3%              $ 48,954   25.5%
                                                   =======   =====               ========  =====



Acquisition costs, which include all external costs associated with the production of net premiums, amounted to $28.5 million for the third quarter of 2001 and $87.0 million for the nine months ended September 30, 2001, as compared to $20.1 million and $70.1 million, respectively, for the corresponding 2000 periods. Acquisition costs are reduced by the excess of the ceding commissions received from reinsurers over the related acquisition costs on ceded premium. These excess ceding commissions, which were previously recorded as Program Business fees, amounted to $29.1 million and $87.6 million for the quarter and the nine months ended September 30, 2001, as compared to $30.6 million and $79.5 million, respectively, for the corresponding 2000 periods. Acquisition costs and excess ceding commissions are expensed and earned respectively over the life of the underlying contract. Underwriting expenses for this segment, which were previously recorded as Program Business operating expenses, amounted to $24.6 million for the quarter and $72.9 million for the nine months, as compared to $21.6 million and $58.4 million, respectively, for the corresponding 2000 periods. The Company believes that, given its move to retain more underwriting risk, this new presentation is more consistent with insurance company disclosure.

The Company had a combined ratio of 107.3% for the first nine months of 2001, as compared to 94.6% in 2000. Insurance Operations incurred a $13.5 million operating loss for the first nine months of 2001, as compared to $13.1 million of operating income in the corresponding 2000 period. The 2001 combined ratio and Insurance Operations' operating loss includes the Reliance charge of $26.9 million and $1.2 million for the Company's net exposure to the WTC tragedy.

Interest expense increased by 9% to $15.9 million for the first nine months of 2001, as compared to $14.6 million for the corresponding period in 2000. The increase from the prior year was primarily as a result of increased debt, offset in part by no Endeavour interest in the current year and lower market interest rates.

The effective tax rate was 57.6% in the quarter and negative 119.7% for the first nine months of 2001, compared to 10.0% and 8.7%, respectively, for the corresponding 2000 periods. The 2001 tax rates reflect the net loss incurred during the third quarter as a result of the Company's decision to write-off all balances due from Reliance. This net loss was partially offset by earnings outside of the United States.

                         LIQUIDITY AND CAPITAL RESOURCES

Total assets increased to $5.5 billion at September 30, 2001 from $4.9 billion at December 31, 2000. Assets held in separate accounts, which are principally managed assets attributable to participants in the Company's IPC Programs, accounted for approximately 16% of total assets at September 30, 2001 and December 31, 2000. Total shareholders' equity increased to $374.7 million at September 30, 2001 from $351.5 million at December 31, 2000, primarily as a result of net income and a decrease in the change in unrealized losses within other comprehensive income for the nine months ended September 30, 2001. Return on equity, before the extraordinary loss in each year, was 5.3% for the first nine months of 2001, as compared to 13.1% for the corresponding period in 2000. Excluding the Reliance charge and WTC events, the nine month return on equity was 12.0%.

CASH FLOW

As of September 30, 2001, the Company was involved in three reinsurance disputes in arbitration to collect disputed balances due from reinsurers. The Company has paid approximately $49 million of losses and loss expenses for which it has not been reimbursed. In addition, the Company estimates that it will ultimately pay another $36 million of unpaid losses and loss expenses in relation to the disputed business.

One of these arbitration proceedings involves a series of accident and health programs written by the Company from 1997 through 1999. The Company received a good-faith payment from the reinsurers of $12.3 million during the first quarter, reducing the unreimbursed paid losses to $29.8 million on these programs, with an estimated $2.2 million of unpaid losses. This dispute involves a number of Lloyd's syndicates, as well as a number of other reinsurers, and is presently in non-binding mediation. If this mediation does not resolve the dispute, it will be arbitrated in Philadelphia, Pennsylvania.

One of these arbitration proceedings involves a number of reinsurance treaties with a U.S. life insurance company that wrote workers' compensation reinsurance. This life insurance company is no longer writing workers' compensation reinsurance and is believed by the Company to be disputing similar obligations to other property casualty insurers. At September 30, 2001, this dispute involved $9.0 million in unreimbursed paid claims and an estimated $30.9 million in additional unpaid claims.

The remaining arbitration proceeding involves claims under individual reinsurance agreements with a reinsurer and involves $10.3 million of unreimbursed paid claims and an estimated $2.6 million of additional unpaid claims. The Company is in settlement discussions with the reinsurer and an arbitration panel has not yet been selected.

In addition to the reinsurance disputes discussed above, the Company was involved in a terminated property program written in 1998 and 1999, in which the Company acted as both a reinsurer and a direct writer of property insurance. In 1999, the Company established a reserve with respect to this terminated program of $4.7 million. The Company and its lead reinsurers, which also issued some of this business directly, are presently investigating this business and negotiating a cooperation agreement. The Company has denied certain reinsurance claims presented to it, which are subject to arbitration. In addition, two of the Company's quota share reinsurers, representing approximately 15% of the Company's quota share reinsurance, are questioning certain ceded claims, and this dispute is also the subject of arbitration.

These disputes have adversely affected the Company's operating cash flow, however the Company still produced positive cash flow from operations of $23.4 million for the nine months ended September 30, 2001, as compared to negative $10.4 million in 2000. The Company expects that its inability to settle these disputes favorably or in a timely manner will continue to strain its operating cash flow. The Company will attempt to aggressively resolve these disputes on acceptable terms. Any future reinsurance disputes could significantly affect future operating cash flow. The Company believes that its cash flow from Corporate Risk Management, Specialty Brokerage and Financial Services will not be affected by disputes and will assist the Company in financing its current operations and meeting its commitments under its debt facilities.

As of September 30, 2001 the Company had $2.5 billion of reinsurance balances recoverable. The Company monitors the credit worthiness of these balances on a regular basis. The Company pays particular attention to the claims paying and financial strength ratings assigned to its reinsurers by the commercial rating agencies. The tragic events of September 11, 2001 have had a tremendous impact on the state of the insurance and reinsurance industry. The Company has been closely monitoring recent announcements from the rating agencies regarding the financial strength of its individual reinsurers. While there have been a number of reinsurers with balances outstanding to the Company who have had their rating either downgraded or placed on review, the Company continues to believe that it will collect in full what is owed from its reinsurers and thus no provision has been established for reinsurers' credit default. In the event that a number of the Company's reinsurers are downgraded further or become insolvent as a result of the events of September 11, 2001 or other events that have impacted the industry in 2001, it could have a significant negative impact on the Company's cash flow, earnings and shareholders' equity.

The Company has defaulted on agreements relating to its 9 3/8% Convertible Debentures due 2006 and a bank line of credit. This is discussed in more detail in Part II, Item 2.

                        RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement 142, "Goodwill and Other Intangible Assets". Under Statement 142, goodwill and certain intangible assets are no longer amortized but are reviewed annually for impairment. For goodwill and certain intangible assets existing at June 30, 2001, the new impairment only approach (non-amortization) must be adopted on January 1, 2002.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          No material changes since December 31, 2000 on Form 10-K.

PART II.  OTHER INFORMATION

ITEM 2.   DEFAULTS ON SENIOR SECURITIES

The Company has $142.5 million of outstanding 9 3/8% Convertible Exchangeable Debentures due 2006 and a further $180 million outstanding under a bank line of credit. The agreements relating to both these facilities contain a negative covenant by the Company that the Company's US insurance subsidiaries will have a statutory combined ratio at the end of each fiscal quarter of no more than 125% for the previous twelve months. Primarily as a result of the loss incurred due to the Reliance insolvency (See Management's Discussion and Analysis above) this negative covenant was breached as of September 30, 2001. Under the terms of these agreements, if a negative covenant is breached the holders of the debentures and bank debt can terminate their obligations and declare any unpaid principal and accrued interest immediately due and payable. The Company does not have sufficient available liquidity to pay the interest and principal if the holders of the debentures or the holders of the bank debt declare the amounts to be immediately due and payable. Therefore, absent a waiver, there would be substantial doubt about the Company's ability to continue as a going concern. The Company is seeking, and expects to receive, a waiver of the default from the holders of the debentures and bank debt, but there is no assurance that a waiver will be received.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.  Reports on Form 8-K    The Company filed a report on Form 8-K on September
    18, 2001 concerning the World Trade Center tragedy.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MUTUAL RISK MANAGEMENT LTD.


                                      /s/ Andrew Cook
                                      -------------------------------------
                                      Andrew Cook
                                      Senior Vice President, Chief
                                      Financial Officer and Authorized
                                      Signatory

November 14, 2001