Form 10-K
period 2001-12-31
MUTUAL RISK MANAGEMENT LTD
filed 2002-04-02
CIK 826918

                                                                           DRAFT
                                                                         3/25/02

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2001

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

               Securities registered pursuant to Section 12(b) of the Act:

             Title of Each Class                        Name of Each Exchange on
             -------------------                        ------------------------
                                                            Which Registered
                                                            ----------------
                Common Shares,                           New York Stock Exchange
               $.01 par value.


           Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     At March 28, 2002, the registrant had outstanding [41,633,175] Common Shares, the only class of the registrant's common stock outstanding, and the aggregate market value of the common stock held by non-affiliates at such date was $[ ] (based on the closing price of such Common Shares of $[ ] on March 2, 2002, as reported on the New York Stock Exchange, Inc., composite listings).

                       DOCUMENTS INCORPORATED BY REFERENCE

     Pursuant to Rule 12b-25, this Form 10-K does not include disclosures for Items 6, 7, 8 and 14. (selected consolidated financial data, management's discussion and analysis of financial condition and results of operations, financial statements and supplementary data and financial statements schedules, independent auditor's consent), pending completion of the Company's analysis of recent developments discussed in the Recent Developments section on the Company's financial statements and MD&A.

     Certain portions of registrant's Proxy Statement Circular relating to its Annual General Meeting of Shareholders scheduled to be held on May 16, 2002, are incorporated by reference into Part III of this report.

                           MUTUAL RISK MANAGEMENT LTD

                                TABLE OF CONTENTS

Item                                                                                            Page
----                                                                                            ----

                                     PART I

1.      Business ............................................................................     4
2.      Properties ..........................................................................    24
3.      Legal Proceedings ...................................................................    24
4.      Submission of Matters to a Vote of Security Holders .................................    25


                                     PART II

5.      Market for Common Shares and Related Stockholder Matters ............................    27
6.      Selected Consolidated Financial Data ................................................    28
7.      Management's Discussion and Analysis of Financial Condition and Results
        of Operations .......................................................................    29
7A.     Quantitative and Qualitative Disclosures about Market Risk ..........................    30
8.      Financial Statements and Supplementary Data .........................................    30
9.      Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure ................................................................    30


                                    PART III

10.     Directors and Executive Officers ....................................................    31
11.     Executive Compensation ..............................................................    31
12.     Security Ownership of Certain Beneficial Owners and Management ......................    31
13.     Certain Relationships and Related Transactions ......................................    31


                                     PART IV

14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K .....................    31

                                     PART I

ITEM 1.   BUSINESS

Recent Developments

     On February 19, 2002, the Company announced a significant loss for the fourth quarter of 2001. Since the date of that release, the net loss for 2001 has increased by $13.0 million to $99.2 million from the previously announced $86.2 million. This increase in the net loss is the result of additional provisions established by the IPC Companies to reflect increased problems in collecting indemnity payments due to these companies from their clients.

     The results for the fourth quarter included:

     . The Company established a valuation allowance against its U.S. net deferred tax asset on its Consolidated Balance Sheet at December 31, 2001 of $63.0 million, or $1.50 per diluted share.

     . an addition to the Company's reserves for losses and loss expenses of $74.5 million;

     . a gain on the sale of the Company's interest in Tremont Advisors Inc. and Tremont MRM Services Ltd., of $20.8 million; and

     . a loss on the expected disposal of the Company's CompFirst underwriting management subsidiary of $5.4 million and reductions in the carrying value of a number of the Company's investments, including certain Collateralized Bond Obligations, of $10.4 million.

     As a result, the Company will be reporting a net loss of $99.2 million, or $2.38 per diluted share, for the full 2001 year, as compared to a net loss in 2000 of $5.6 million, or $0.13 per diluted share. The loss for 2001 has had a number of significant adverse consequences for the Company:

     . On February 19, 2002, A. M. Best Company lowered the rating of the Company's U.S. insurance company subsidiaries, the Legion Companies, from "A- (Excellent)" to "B (Fair)" with a negative outlook. The reduced rating will adversely affect the ability of the Legion Companies to continue to write the types of insurance business that they have written in the past. A number of other rating agencies also lowered their ratings of the Company and its insurance subsidiaries. As a result of the rehabilitation orders discussed below, we expect that the Company's U.S. insurance subsidiaries will no longer be rated.

     . The Company is in default under the terms of its 9 3/8% Convertible, Exchangeable Debentures, its bank credit facility and its letter of credit facility. The Company's 2001 audited financial statements will include a going concern note due to these events of default. If the Company cannot restructure its debt, or reach some accommodation it may be forced to liquidate through proceedings in Bermuda and/or other jurisdictions including the United States.

     . On March 28, 2002, the Commonwealth Court of Pennsylvania entered an order of rehabilitation placing Legion Insurance Company and Villanova Insurance Company in rehabilitation, effective April 1, 2002. As of April 1, 2002, the Insurance Commissioner of Pennsylvania has taken control over Legion Insurance and Villanova through a special deputy. Legion Insurance and Villanova consented to the entry of the Orders of Rehabilitation and waived any rights to a hearing before the Insurance Commissioner or the Commonwealth Court. We expect that the Illinois Court will enter an order of conservation placing Legion Indemnity in conservation, to which conservation Legion Indemnity would consent and waive any right to a hearing before the Director of Insurance or the Illinois Court. While not as onerous as rehabilitation, this would give the Director of Insurance of Illinois reasonably broad powers to control Legion Indemnity's operations and evaluate whether there is a need to place Legion Indemnity in rehabilitation.

     . The Company has entered into an agreement with the Bermuda Monetary Authority under which the authority has appointed a Review Team to monitor the Company's business on an ongoing basis.

     . Our common shares have recently traded for less than $1.00. If the shares continue to trade at these levels for any significant period of time it is likely that the New York Stock Exchange will commence the process to delist the shares for failure to meet the New York Stock Exchange's minimum listing requirements.

     As discussed in more detail below, the Company is in the process of negotiating a restructuring plan with our lenders. It is possible that we may need to seek buyers for a number of our fee based subsidiaries in order to satisfy our creditors. It is not clear at this point that the sale of these assets would yield sufficient proceeds to satisfy all of the indebtedness and, if the creditors choose this route, the Company may file for voluntary liquidation in Bermuda. If the Company did file for voluntary liquidation, administrative expenses, policyholder claims and general creditors, among others, are paid before shareholders receive anything. It is unlikely that any proceeds of the liquidation would remain after the claims of the general creditors were satisfied. The Company has retained Greenhill & Co. LLC, a financial adviser, to assist it in evaluating its strategic options and restructuring its obligations to its banks and debenture holders.

     Under the terms of our 9 3/8% debentures, we may not pay a dividend of more than $0.07 per share per quarter without the approval of the holders of a majority in principal amount of the 9 3/8% debentures. While the Company remains in default of covenants in the agreements governing its 9 3/8% debentures, it may not pay dividends.

     On March 21, 2002, the Company completed the sale of its fund administration business, principally Hemisphere Management Ltd. The proceeds of the sale, which amounted to approximately $110 million with a gain on sale of approximately $100 million after taxes and expenses, are being used to repay indebtedness. This business had revenues of $35.3 million and net income of $7.9 million in 2001.

     On March 25, 2002, Mr. Angus H. Ayliffe, the Company's Controller, was appointed to be the Company's Chief Financial Officer, replacing Mr. James Kelly who was previously acting in that capacity on an interim basis.

     As recently disclosed Mr. A. Welford Tabor, Mr. Michael Esposito, Ms. Fiona Luck and Mr. K. Bruce Connell, directors of the Company designated by holders of 9 3/8% debentures, have resigned as directors. An additional director, Mr. William Galtney, also resigned. At this time, our board of directors consists of ten members, four of whom are employees of the Company.

The Company

     Mutual Risk Management Ltd., incorporated in 1977 and headquartered in Bermuda, provides insurance and financial services to buyers of commercial insurance. Our principal focus has been on the alternative market. The alternative market is an alternative to traditional commercial insurance that allows companies to self-insure a significant amount of their loss exposure, transferring only the unpredictable excess risk to insurers. Services we have historically provided include designing and implementing risk financing programs, issuing insurance policies, managing a client's captive insurance company or providing access to one of our "rent-a-captive" entities, arranging reinsurance coverage and providing or coordinating the purchase of loss prevention and claims administration services. As a result of the rehabilitation proceedings relating to the Legion Companies we are seeking one or more replacement insurance companies to provide the policy issuing services related to our alternative market business. Until the recent sale of our fund administration business, principally Hemisphere Management Ltd., we were also a provider of services to offshore mutual funds and other companies.

     Historically, the majority of our business was not intended to involve the assumption of significant underwriting risk, and a substantial amount of our revenues was derived from fee-based income. However, during 2001 we changed our strategic direction in one of our four primary business lines, Program Business, and we began to transition that line to a business segment that focused on underwriting specialty commercial insurance. For the year ended December 31, 2001, fee income totaled $137.7 million or 28.2% of total revenues.

     In 2001, our business consisted of four distinct business segments. Three of these segments generated revenues through fee income. The fourth segment, Specialty Insurance, sought to earn a profit from successfully underwriting risk. As a result of the rehabilitation orders relating to the Legion Companies, this segment will cease writing new business as of April 1, 2002. As referred to above, the recent sale of our fund administration business, including Hemisphere Management Ltd., will also significantly reduce the size and scale of our Financial Services segment.

Corporate Risk Management. We are a provider of services for the alternative market through our Corporate Risk Management segment. Corporate Risk Management, our original business line from our formation in 1977, involves providing services to businesses and associations seeking to insure a portion of their risk in an alternative market structure. The benefits of alternative market techniques may include lower and more stable costs, greater control over the client's risk management program and an increased emphasis by the client on loss prevention and loss control. We earn our fees by designing and implementing risk financing and loss control programs for medium and large-sized companies that seek to self-insure a portion of their insurable risk and by providing consulting, accounting, administrative, investment management and regulatory services. Typically, one of our insurance companies issues an insurance policy to the customer, and we then reinsure the portion of the risk that the client wishes to self-insure to either the client's captive insurance company or a "rent-a-captive" company in which the underwriting results are for the client's account. Due to the rehabilitation of the Legion Companies, we are seeking one or more replacement insurance companies to issue policies in connection with our Corporate Risk Management business. Traditionally, the excess risk has been reinsured to a third-party reinsurer. During the past year, the Company has assumed an increased amount of risk in excess layers. The amount of premium retained to fund the Company's risk in these layers in 2001 was $5.2 million. Our Corporate Risk management segment also includes our captive management operations and Captive Resources Inc. Captive Resources provides management services to group captive insurance companies, neither the captive management operations or Captive Resources significantly utilize any of the Legion companies. The Corporate Risk Management segment accounted for 42% of fee income for the year ended December 31, 2001.

Financial Services. We established our Financial Services segment in 1996 with the acquisition of The Hemisphere Group Limited. The Financial Services segment historically provided administrative services to offshore mutual funds and other companies and trusts. We also offered a proprietary family of mutual funds as well as asset accumulation life insurance products for the high net worth market. This segment accounted for 39% of fee income for the year ended December 31, 2001. On March 21, 2002, the Company completed the sale of its fund administration business, principally Hemisphere Management Ltd., to The BISYS Group, Inc. Cash proceeds to the Company were approximately $110 million with a gain on sale of approximately $100 million after tax and expenses. The proceeds of the sale are being used to repay indebtedness. As a result of this sale, our Financial Services segment principally consists of providing administrative services to companies and trusts. The portion of the Financial Services segment that was retained by the Company subsequent to the BISYS transaction accounted for 14% of the Company's fee income. The Company is presently considering its options with respect to the trust and corporate services business. It is possible that the Company may pursue further asset sales in this segment, but we cannot assure you that these will occur.

Specialty Brokerage. From the original operating unit formed in London in 1991, now known as MRM Intermediaries Ltd, a Lloyd's Broker, the specialty brokerage has grown both organically and by acquisition to its present level. In 1999 the decision was made to combine all our broking operations into one unit to better coordinate activities and improve customer service.

Headquartered in Bermuda, specialty brokerage provides insurance and reinsurance broking services from offices in London, New York, Philadelphia, Chicago and San Francisco. The group provides access to markets on a global basis with specific emphasis on US Property & Casualty, Directors & Officers, Utility Industry, Accident and Health, Marine and Energy Reinsurance, Captive Reinsurance and Financial Reinsurance.

Specialty Brokerage fees of $3.7 million related to transactions involving the Legion companies. The rehabilitation of Legion Insurance and Villanova and the likely conservation of Legion Indemnity will adversely affect fee income for this segment.

Specialty Insurance. Our Specialty Insurance segment replaced our former Program Business segment, in which we insured specialty books of commercial insurance but ceded the majority of the risk to third-party reinsurers, in essence acting as a conduit between producers of the business and reinsurers wanting to write the business. In response to problems we encountered in our Program Business model and changes in market conditions and the pricing environment, in 2001 we began to increase the risk we retained, focusing on those programs which have historically shown significant profitability and running off the less profitable programs. This segment accounted for 5.5% of fee income for the year ended December 31, 2001. As a result of the rehabilitation of the Legion Companies, we will, effective April 1, 2002, cease writing new business in this segment.

     For the year ended December 31, 2001, our total revenues were $487.5 million, as adjusted to reflect the new accounting presentation discussed in the notes to the Financial Statements. As of December 31, 2001, we had shareholders' equity of $259.8 million and total assets of $5,363.7 million, $642.2 million of which was in our investment portfolio. The Company's shareholders' equity and total assets may be materially adversely impacted in the first quarter of 2002 as a consequence of the rehabilitation of the Legion Companies.

     Our principal executive offices are located at 44 Church Street, Hamilton HM 12 Bermuda, and our telephone number is (441) 295-5688.

Insurance Services

     The structure of our programs historically placed most of the underwriting risk with our clients or reinsurers. For regulatory and other reasons, however, we were required to assume a limited amount of risk. Historically, we sought to limit this risk to the minimum level feasible until we made the transition to a Specialty Insurance Model in 2001. This approach to risk distinguished us from typical property/casualty insurance companies, which assume significant levels of underwriting risk as part of their business. We sought to earn a profit from fees for services provided rather than from underwriting risk. Commencing in 2001, we began to increase the amount of underwriting risk we retained with the transition to a Specialty Insurance Company Model. This change in our approach reflected improved pricing in the property/casualty insurance market and a desire to reduce the amount of our dependence on reinsurance, the amount of our reinsurance recoverables and to improve cash flow.

     We marketed our services exclusively to retail insurance brokers and consultants representing clients. The services offered to clients in connection with our products typically include the following:

     .    design and implementation of a risk financing program;

     . issuance of an insurance policy prior to the rehabilitation orders by one of our Legion Companies, which include Legion Insurance, Legion Indemnity and Villanova and, in the future, by unaffiliated insurance companies;

     . use of our IPC program, as the vehicle within which to fund a chosen portion of the client's risk or, alternatively, the management by us of the client's captive insurance company;

     . brokering to unaffiliated reinsurers the excess risk which the client chooses not to fund; and

     . coordinating the purchase, on behalf of the client, of loss prevention, loss control and claims administration services from unaffiliated providers.

     One of our major products is the IPC program. This program allows the client to retain a significant portion of its own loss exposure without the administrative costs and capital commitment necessary to establish and operate its own captive insurance company. The actual amount of underwriting profit and investment income produced by the client's IPC program is returned to the client, creating a direct incentive for it to engage in loss prevention and loss control in order to reduce the overall cost of financing its loss exposures.

Lines of Business

     Our programs can be utilized by clients for many lines of insurance. In 2001, approximately 50% of our gross written premium was derived from workers' compensation insurance. During the 1980's and through 1993, workers' compensation presented many employers with substantial problems due to cost increases and the limited availability of commercial coverage in some states. Workers' compensation costs accelerated rapidly because of:

     . the general level of medical cost inflation, as medical costs generally amount to 40% or more of all workers' compensation costs;

     . an increase in the number of workers' compensation claims which resulted in litigation;

     .    a broadening of injuries which are considered to be work-related; and

     .    an increase in state mandated benefit levels.

     From 1993 to 2000, workers' compensation reforms occurred in a number of states, most notably in California, which addressed many of these issues. A number of markets have seen a significant decline in premium rates due to new capacity entering the market subsequent to these reforms. These lower premium rates reduced the fees we earn on our programs as fees are based on premiums. Notwithstanding these adverse changes in the market, workers' compensation continued to be suitable for the alternative market because many states set rates or enforce minimum rate laws which prohibit the commercial insurance market from offering premium discounts to insureds with favorable loss experience. This caused these clients to seek an alternative method of funding their workers' compensation exposure, which rewards their status as a preferred risk. In addition, workers' compensation involves relatively frequent, predictable levels of loss, which are the type favored by clients for alternative market insurance programs. Workers' compensation rates began to increase in 2000 as a result of adverse results reported by many companies due to the low rates prevailing in earlier years. The tragic events of September 11, 2001 caused a significant further increase in workers compensation rates.

     In addition to workers' compensation, our programs are utilized for accident and health insurance and other casualty insurance lines such as medical malpractice, general liability and commercial auto liability.

     At December 31, 2001, we had a total of 1,636 employees. Largely as a result of the sale of our fund administration business, we expect the number of employees to fall to approximately 1,200 as at April 1, 2002.

Marketing -- CRS Services Inc.

     Our wholly owned subsidiary, CRS Services Inc, also referred to as CRS, markets our services in the United States, Canada and Europe to insurance brokers and consultants representing clients. CRS also designs risk financing programs for potential clients in conjunction with their insurance brokers and consultants. Through offices in Philadelphia and California, CRS markets these services using direct mail, advertising, seminars and trade and industry conventions.

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

The Insurance Profit Center Program

     In 1980, we developed a program which provides clients with a facility for managing their insurance exposures. This type of structure is frequently referred to as a rent-a-captive, although the facility has many significant differences from a captive insurance company. The facility was designed to provide some of the benefits available through captive insurance companies without the administrative cost and capital commitment necessary to establish and operate a captive insurance company. Since the IPC program involves a retention of risk by the client, it encourages the implementation of risk management and risk reduction programs to lower the losses incurred.

     The IPC program is appropriate for corporations and associations which generate $750,000 or more in annual premiums. Typically, clients which use an IPC program are profitable and have adequate working capital, but generate insufficient premium to consider, or are otherwise unsuitable for, a wholly owned captive.

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

     We operate the IPC program from offices in Bermuda. The Bermuda office is involved in designing, negotiating and administering IPC programs and reviews each prospective client, negotiates the shareholder's agreement with the client and the reinsurance agreement with a policy-issuing company. One of the Company's non-U.S. insurance companies, also referred to collectively as the IPC Companies, receives and invests premiums, administers policy claims, establishes reserves, provides quarterly financial reports to clients and, ultimately, if appropriate, returns the underwriting profit and investment income to the client as preferred share dividends.

     The funds of each IPC program are invested by our subsidiary, Mutual Finance Ltd., using the services of professional investment advisors.

     In connection with the IPC programs, neither the policy issuing insurance company nor the IPC Companies underwrite risk in the traditional sense. Rather, their function is to ensure that substantially all of the underwriting risk of the client is either retained by the client in the IPC program or its captive insurance company, as the case may be, or transferred to unaffiliated reinsurers. In the event that the IPC Company sustains an underwriting loss on a program which exceeds that program's investment income, the IPC Company recovers this loss from the client. Since the client has generally collateralized the IPC Company for at least the difference between the funds available in that client's IPC program and the level of currently expected losses by cash or a letter of credit, the IPC Company should not be affected by the bankruptcy of a client. In the event, however, that the IPC Company is unable to recover the full amount of its loss from the cash collateral or the letter of credit, the IPC Company would seek to recover from the client pursuant to the indemnity provisions of the shareholder's agreement. As of December 31, 2001, we maintained a provision of $21.8 million against losses that may occur on those programs where we may be forced to rely solely on the client's indemnity.

     In addition to programs for corporate clients, we also offer an association IPC program, which allows smaller insureds to collectively take advantage of the financial benefits available to larger corporate insureds individually. The inability to use the Legion Companies to provide policy issuing services will adversely effect our ability to market the IPC program, which may adversely affect our fee income. On February 19, 2002, A.M. Best Company lowered the rating of these IPC Companies from "A- (Excellent)" to "B+ (Very Good)" with a negative outlook. This may further adversely affect our fee income.

Specialty Insurance

     Our Specialty Insurance segment replaced our former Program Business segment, in which we insured specialty books of commercial insurance but ceded the majority of the risk to reinsurers, in essence acting as a conduit between producers of the business and reinsurers wanting to write the business. In response to problems we encountered in our Program Business model and changes in market conditions and the pricing environment, in 2001 we began to increase the risk we retain, focusing on those programs that have historically shown significant profitability while running off the less profitable programs. In 2001, we hired a senior executive to be the chief underwriting officer of the Legion Companies with responsibility for implementing this change in strategy. The rehabilitation of the Legion Companies means that we will no longer be able to pursue this strategy.

Specialty Brokerage

     From the original operating unit formed in London in 1991, now known as MRM Intermediaires Ltd, a Lloyd's Broker, the Specialty Brokerage segment has grown both organically and by acquisition to its present level. In 1999 the decision was made to combine all our broking operations into one unit to better coordinate activities and improve customer service.

     Headquartered in Bermuda, Specialty Brokerage provides insurance and reinsurance broking services from offices in London, New York, Philadelphia, Chicago and San Francisco. The group provides access to markets on a global basis with specific emphasis on US Property & Casualty, Directors & Officers, Utility Industry, Accident and Health, Marine and Energy Reinsurance, Captive Reinsurance and Financial Reinsurance.

     Specialty Brokerage fees of $3.7 million related to transactions involving the Legion companies. The rehabilitation of Legion Insurance and Villanova and the likely conservation of Legion Indemnity will adversely affect fee income for this segment.

Financial Services

     In 1996, we acquired The Hemisphere Group Limited, a Bermuda financial services company. Hemisphere, which had been in business since 1980, has three active subsidiary operations in Bermuda providing company management, corporate secretarial, fund administration and trust management services. With a total staff of 290 Hemisphere had 420 mutual fund clients as of December 31, 2001. In addition, Hemisphere administers investment holding companies, trading companies and trusts. In 1998, Hemisphere expanded its operations to Dublin, Ireland and Boston, Massachusetts in order to service the European and U.S. hedge fund industries, respectively.

     During 1997, Hemisphere expanded its trust operations by acquiring Hugo Trust Company based in Jersey in the Channel Islands. Hemisphere Trust (Jersey) Limited, which is comprised of Hugo Trust Company and Augres Trust Company, provides a base to develop European-based trust business and had revenues of $2.5 million in 2000. In January 2001, we acquired Valmet and have combined our trust businesses under a new Bermuda company, Mutual Trust Management Ltd.

     On March 21, 2002, we completed the sale of our fund administration business, including the sale of Hemisphere Management Ltd., to The BISYS Group, Inc. Cash proceeds to the Company were approximately $110 million with a gain on sale of approximately $100 million after tax and expenses. The proceeds of the sale are being used to repay indebtedness. As a result of this sale, our Financial Services segment currently consists of providing administrative services to companies and trusts. The Company is presently considering its options with respect to the trust business. It is possible that the Company may pursue further asset sales, but we cannot assure you that this will occur.

     In January 1997, we incorporated MRM Life Ltd. in Bermuda to provide life insurance and related products, including annuities and variable annuities. We began marketing these products in the fourth quarter of 1997. All of the Company's life products are variable and accordingly we do not bear interest rate risk. Virtually all of the mortality exposure is reinsured by the Company to life reinsurers.

Competition

     Our insurance services compete with self-insurance plans, captive insurance companies managed by others and a variety of risk financing insurance policies. We believe that the IPC program is the largest independent alternative market facility that is not affiliated with either a major retail insurance broker or a major insurance company. We face significant competition in marketing the IPC program from other risk management programs offered by U.S. insurance companies, from captive insurance companies for large insureds and from rent-a-captives organized by large insurance companies and brokers. The inability to use the Legion Companies to provide policy issuing services will adversely effect our ability to market the IPC program, which may adversely affect our fee income.

     The primary basis for competition among these alternative risk management vehicles varies with the financial and insurance needs and resources of each potential insurance buyer. The principal factors that are considered include an analysis of the net present value, after-tax cost of financing the client's expected level of losses, the amount of premium and collateral required, the attachment point of excess coverage provided in the event losses exceed expected levels, as well as cash flow and tax planning considerations and the expected quality and consistency of the services to be provided. Some insureds may also consider financial strength ratings. As a result of the Pennsylvania rehabilitation orders discussed above, we expect that our U.S. insurance subsidiaries will no longer be rated by either A.M. Best Company or Standard
& Poor's Ratings Services.

The Legion Companies

     Legion Insurance is domiciled in Pennsylvania and is admitted to write primary insurance, often called being admitted or writing insurance on an admitted basis, in all 50 states of the United States, the District of Columbia and Puerto Rico. Legion Indemnity is domiciled in Illinois, is an admitted insurer in Illinois and is an authorized surplus lines insurer in 42 states, the District of Columbia, Guam and the Virgin Islands. An authorized surplus lines insurer writes specialty property and liability coverage when the specific specialty coverage is unavailable from admitted insurers. Villanova is domiciled in Pennsylvania and admitted to write primary insurance in 43 states.

     The boards of directors of the Company, Legion Insurance and Villanova have consented to Legion Insurance and Villanova being placed under voluntary rehabilitation by the Pennsylvania Insurance Department. The Insurance Commissioner of Pennsylvania has petitioned the Commonwealth Court of Pennsylvania for Orders of Rehabilitation for Legion Insurance and Villanova, which were granted on March 28, 2002, and entered into effect on April 1, 2002. We will refer to these Orders of Rehabilitation as the Pennsylvania Orders.

     The Insurance Commissioner of Pennsylvania will appoint deputy receivers, also known as rehabilitators, who will take possession of all the assets of Legion Insurance and Villanova and assume all of the powers of their directors, officers and managers. The Pennsylvania Orders empower the rehabilitators to take any action they deem necessary to correct the conditions that led to Legion Insurance and Villanova being placed in rehabilitation. For example, the rehabilitators may direct and manage Legion Insurance and Villanova, deal with their property and business, hire and discharge their employees and pursue legal remedies on their behalf. The rehabilitators may prepare a plan for the reorganization, consolidation, conversion, reinsurance, merger or other transformation of Legion Insurance and Villanova, which would need to be approved by the appropriate court. The rehabilitators may also cause Legion Insurance and Villanova to cease writing one or more lines of business, or alternatively allow Legion Insurance and Villanova to continue writing one or more lines of business.

     The Pennsylvania Orders also provide that legal proceedings against Legion Insurance and Villanova are stayed and that instituting legal proceedings against the companies is prohibited.

     The purpose of rehabilitation is to restore Legion Insurance and Villanova to independent operations as viable and solvent insurers, at which point Legion Insurance or Villanova may emerge from rehabilitation and we may regain control over them. If this is not possible, the Insurance Commissioner of Pennsylvania may petition the appropriate court to issue orders to liquidate Legion Insurance or Villanova.

     In addition, other states in which Legion Insurance and Villanova are licensed may commence proceedings to secure the assets of Legion Insurance and Villanova located in these states. We are not aware of any such proceedings being brought.

     Because we will not control Legion Insurance or Villanova while they are under rehabilitation, we cannot use them to facilitate our Corporate Risk Management business segment or our Specialty Insurance business segment.

     We expect that the Illinois Court will enter an order of conservation placing Legion Indemnity in conservation, to which conservation Legion Indemnity would consent and waive any right to a hearing before the Director of Insurance or the Illinois Court. While not as onerous as rehabilitation, this would give the Director of Insurance of Illinois reasonably broad powers to control Legion Indemnity's operations and evaluate whether there is a need to place Legion Indemnity in rehabilitation.

     Because the Legion Companies are licensed in California, the Insurance Commissioner of California may also bring "ancillary proceedings" against the Legion Companies, which are a type of insolvency proceeding. We are not yet aware of any such "ancillary proceedings" being brought in California.

     Historically, the Legion Companies, in our Program Business model, replaced traditional insurers as the conduit between producers of specialty books of business and reinsurers wishing to write that business. Beginning in 2001, Legion significantly increased its risk retention on selected programs where it believed it could earn an underwriting profit. However, as a result of the rehabilitation of the Legion Companies, we will, effective April 1, 2002, cease writing new business in this segment.

     For the Corporate Risk Management business, the Legion Companies have established a reinsurance treaty with unaffiliated reinsurers to transfer the specific and aggregate excess risk above the client's retention. The client's retention is negotiated separately for each program and reflects the amount of risk the client wishes to retain for its program on both a specific and aggregate basis. Historically, in our Program Business Model, the Legion Companies typically purchased a separate reinsurance treaty, both on a quota share and a specific and aggregate excess of loss basis, in respect of each program. It has been the Legion Companies' policy to place substantially all reinsurance with unaffiliated commercial reinsurers whose ratings from A.M. Best Company are A- or higher at the time of placement. At December 31, 2001, the largest reinsurance recoverable from unaffiliated commercial reinsurers was $337.2 million from Lloyd's of London, $240.0 million from Transatlantic Reinsurance Company, a participant on several layers of specific and aggregate reinsurance with respect to various of our Program and Corporate Risk Management business; $291.6 million from GE Reinsurance Corp., which is a reinsurer on several current treaties; $125.3 million from Hannover Ruckversicherungs AG and $115.7 million from American Re-Insurance Company, which are both reinsurers on several current treaties. As of March 7, 2002, Transatlantic is rated A++, GE Reinsurance Corporation is rated A++, Hannover Ruckversicherungs AG is rated A+u (under review with developing implications) and American Re-Insurance is rated A++ by A.M. Best Company.

     In order to take regulatory credit for reinsurance ceded to one of the IPC Companies or to a captive insurance company, the Legion Company must receive a letter of credit for the amount of the insurance reserves ceded since the companies to which the reinsurance is ceded are not licensed reinsurers in any state of the United States. The letter of credit must be issued or confirmed by a bank which is a member of the U.S. Federal Reserve System. At December 31, 2001, the Legion Companies had $404.9 million of letters of credit, of which $255.3 million was supplied by the IPC Companies.

     The Legion Companies wrote gross statutory premiums of $1.6 billion during 2001 and had statutory capital of $361.2 million as of December 31, 2001.

Regulatory Considerations

     The Bermuda-based IPC Companies, Mutual Indemnity Ltd., Mutual Indemnity (Bermuda) Ltd. and Mutual Indemnity (US) Ltd., are subject to regulation under the Bermuda Companies Act of 1981 and as insurers under the Bermuda Insurance Act of 1978, as amended by the Insurance Amendment Act 1995, and the regulations promulgated thereunder. They are required, among other things, to meet and maintain certain standards of solvency, to file periodic reports in accordance with Bermuda statutory accounting rules, to produce annual audited financial statements and to maintain a minimum level of statutory capital and surplus. In general, the regulation of insurers in Bermuda relies heavily upon the auditors, directors and managers of the Bermuda insurer, each of which must certify that the insurer meets the solvency and capital requirements of the Bermuda Insurance Act of 1978. Mutual Indemnity (Barbados) Ltd. and Mutual Indemnity (Dublin) Ltd. are subject to similar regulation in Barbados and Ireland, respectively. The Company has entered into an agreement with the Bermuda Monetary Authority under which the authority has appointed a Review Team to monitor the Company's business on an ongoing basis.

     The Legion Companies are subject to regulation and supervision by the insurance regulatory authorities of the various states of the United States in which they conduct business. This regulation is intended primarily for the benefit of policyholders. State insurance departments have broad regulatory, supervisory and administrative powers. These powers relate primarily to the standards of solvency which must be met and maintained, the licensing of insurers and their agents, the approval of rates and forms and policies used, the nature of, and limitations on, insurers' investments, the form and content of periodic and other reports required to be filed, and the establishment of reserves required to be maintained for unearned premiums, losses and loss expenses, or other purposes. As discussed above, Legion Insurance and Villanova have agreed to be placed into rehabilitation by the Pennsylvania Insurance Department and, we expect, Legion Indemnity to be placed into conservation by the Director of Insurance of Illinois.

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

     Most states require all admitted insurance companies to participate in their respective guaranty funds, which cover certain claims against insolvent insurers. Solvent insurers licensed in these states are required to cover the losses paid on behalf of insolvent insurers by the guaranty funds and are generally subject to annual assessments in the state by its guaranty fund to cover these losses. Some states also require licensed insurance companies to participate in assigned risk plans which provide coverage for workers' compensation, automobile insurance and other lines for insureds that, for various reasons, cannot otherwise obtain insurance in the open market. This participation may take the form of reinsuring a portion of a pool of policies or the direct issuance of policies to insureds. Historically, the Legion Companies participated as a pool reinsurer or assigned to other companies the direct policy issuance obligations. The calculation of an insurer's participation in these plans is usually based on the amount of premium for that type of coverage that was written by the insurer on a voluntary basis in a prior year. Assigned risk pools tend to produce losses which result in assessments to insurers writing the same lines on a voluntary basis. The Legion Companies also paid a fee to carriers assuming their direct policy issuance obligations. For each program a Legion Company wrote, it estimated the amount of assigned risk and guaranty fund assessments that it would incur as a result of having written that program. If that estimate proved to be inadequate, the Legion Company was entitled under its reinsurance agreements with the IPC Companies to recover from the reinsurer the amount of any assessments in excess of the estimate. The IPC Companies were then entitled under the terms of each shareholder's agreement to recover this excess from the client. However, the IPC Companies were generally only able to collateralize this obligation up to the amount of the estimated assessments.

     The National Association of Insurance Commissioners, also known as the NAIC, has established the Insurance Regulatory Information System, also known as IRIS, to assist state insurance departments in their regulation and oversight of insurance companies domiciled or operating in their respective states. IRIS has established a set of twelve financial ratios with specified "unusual values" for each ratio. Companies reporting four or more unusual values on the IRIS ratios may expect inquiries from individual state insurance departments concerning specific aspects of the insurer's financial position. As of December 31, 2001, Legion Insurance, Villanova and Legion Indemnity, had seven, eight and five unusual values, respectively. Two of Legion Insurance's ratios: Surplus Aid to Surplus and Agent's Balance to Surplus are directly related to Legion non-admitting the entire $42.0 million of deferred tax asset. Three other ratios, Two-year Overall Operating, One-year Reserve Development and Two-year Reserve Development were impacted by the write-off of reinsurance recoverable from Reliance Insurance Company and adverse loss development of some discontinued program business. Change in Net Writings is directly related to the strategic transition to become a Specialty Insurance Company, retaining more risk. Liabilities to Liquid Assets was unusual due to a loss reserve increase for the write-off of Reliance Insurance Company reinsurance recoverable as well as an increase in other recoverable balances.

     Villanova had two unusual values related to premium growth, Gross Premiums written to Surplus and Change in Net Writings. Gross Premiums written to Surplus and Change in Net writings were directly affected by the increase in the inter-company pooling percentage for Villanova. The Change in Net Writings was also affected by the strategic transition to become a Specialty Insurance Company, retaining more risk. The write-off of reinsurance recoverable balances from Reliance Insurance Company affected three ratios, Two-year Overall Operating, Liabilities to Liquid Assets and One-year Reserve Development. The adverse loss development on discontinued business affected four ratios, Two-year Overall Operating, Change in Surplus, Agents Balances to Surplus and One-year Reserve Development. The Change in Surplus ratio was also affected by the increase in inter-company pooling percentage for Villanova. Non-admitting the entire $8.6 million of the deferred tax asset directly affected the Change in Surplus and the Agents Balance to Surplus ratios. The Investment Yield ratio was affected by Villanova taking ownership of MGA premium trust and TPA claims accounts. As a result, Villanova had a higher percentage of its assets invested in cash.

     Legion Indemnity had one unusual value related to premium growth, Change in Net Writings, which like Villanova and Legion Insurance, is directly related to the strategic transition to become a Specialty Insurance Company. Surplus Aid to Surplus was directly related to Legion Indemnity non-admitting the entire $6.0 million of deferred tax asset. The Two-year Overall Operating and One-year Reserve Development ratios were impacted by the write-off of reinsurance recoverable from Reliance Insurance Company and adverse loss development of some discontinued program business. The Liabilities to Liquid Assets was unusual due to a loss reserve increase for the write-off of Reliance Insurance Company reinsurance recoverable as well as an increase in other recoverable balances.

     The NAIC has also adopted a Risk Based Capital for Insurers Model Act. The Risk Based Capital Model Act sets forth a risk based capital formula for property and casualty insurers. The formula measures minimum capital and surplus needs based on the risk characteristics of a company's products and investment portfolio. The formula is part of each company's annual financial statement filings and is to be used as a tool to identify weakly capitalized companies. In those states having enacted the Risk Based Capital Model Act, companies having capital and surplus greater than the minimum required by the formula but less than a specified multiple of the minimum may be subject to additional regulatory scrutiny from domiciliary state insurance departments. To date, nearly all states have adopted the Risk Based Capital Model Act. At December 31, 2001, the Legion Companies combined risk-based capital was $358.3 million. Under the risk-based capital tests, the threshold that constitutes the authorized control level which authorizes the commissioner to take whatever regulatory action considered necessary to protect the best interest of the policyholders and creditors of the Legion Companies, was $176.4 million. Therefore, the Legion Companies' capital exceeds all requirements of the Risk Based Capital Model Act.

     The Legion Companies are permitted to pay dividends only from statutory earned surplus. Subject to this limitation, the maximum amount of dividends that they are able to pay in any twelve-month period will be the greater of statutory net income in the preceding year or 10% of statutory surplus. Based on 2001 results, the maximum dividend the Legion Companies would have been permitted to pay in 2002 is $36.1 million. Due to the Legion Companies being placed in rehabilitation, dividends will not be allowed for the foreseeable future.

Losses and Loss Reserves

     We establish reserves for losses and loss adjustment expenses related to claims which have been reported on the basis of the evaluations of independent claims adjusters under the supervision of each of the Legion Companies' claims staff. In addition, reserves are established for losses which have occurred but have not yet been reported and for adverse development of reserves on reported losses by us on a quarterly basis. The estimate of claims arising for accidents which have not yet been reported is based upon our and the insurance industry's experiences together with statistical information with respect to the probable number and nature of these claims.

     Gross loss reserves of $150.1 million and $169.6 million at December 31, 2001 and 2000, respectively, have been discounted by $14.7 million and $58.1 million, respectively, assuming interest rates of approximately 4% for medical malpractice reserves and excess workers' compensation reserves based on the recommended rate under Pennsylvania law. These reserves are also discounted in our regulatory filings. In 1993, we adopted SFAS 113 and reclassified substantially all of our net retained medical malpractice reserves as claims deposit liabilities. On a net basis, therefore, the only discounted reserves are those relating to the Company's share of the excess reinsurance coverage provided in connection with each program. After reinsurance, the net effect of this discounting was to increase net income after tax by $2.3 million in 2001 and to increase net income after tax by $0.2 million in 2000. This discounting reduced net loss reserves on our consolidated balance sheets by $6.6 million and $4.0 million at December 31, 2001 and 2000, respectively.

     Prior to 1995, loss development had been generally favorable. The adverse development in recent years has principally been a result of losses on terminated programs and the adverse impact of the insolvency of certain reinsurers, the commutation of reinsurance and the increasing of provisions relating to reinsurance recoverables (see below).

     The following table sets forth a reconciliation of beginning and ending reserves for losses and loss expenses in accordance with accounting principles generally accepted in the United States, also referred to as GAAP:

                                                                                      Year ended December 31,
                                                                        --------------------------------------------------
                                                                               2001            2000            1999
                                                                        --------------------------------------------------
                                                                                          (In thousands)
Gross reserves for losses and loss expenses, beginning of year .....          $2,529,183     $1,860,120      $1,190,426
Recoverable from reinsurers ........................................           2,307,466      1,729,936       1,079,562
                                                                        --------------------------------------------------
Net reserves for losses and loss expenses, beginning of year .......             221,717        130,184         110,864
Less: Other net reserves(1) ........................................              (5,015)        (8,058)        (10,184)
                                                                        --------------------------------------------------
                                                                                 216,702        122,126         100,680
Provision for losses and loss expenses for claims occurring in:
     Current year ..................................................             192,994        157,813         140,574
     Prior years(2) ................................................             128,090         69,292           7,131
                                                                        --------------------------------------------------
Total losses and loss expenses incurred ............................             321,084        227,105         147,705
                                                                        --------------------------------------------------
Payments for losses and loss expenses for claims occurring in:
     Current year ..................................................             (64,128)       (29,205)        (61,697)
     Prior years ...................................................            (104,153)      (103,324)        (64,562)
                                                                        --------------------------------------------------
Total payments .....................................................            (168,281)      (132,529)       (126,259
                                                                        --------------------------------------------------
Net reserves for losses and loss expenses, end of year .............             369,506        216,702         122,126
Other net reserves(1) ..............................................               4,276          5,015           8,058
                                                                        --------------------------------------------------
                                                                                 373,782        221,717         130,184
                                                                        --------------------------------------------------
Recoverable from reinsurers ........................................           2,560,602      2,307,466       1,729,936
                                                                        --------------------------------------------------
Gross reserves for losses and loss expenses, end of year ...........          $2,934,384     $2,529,183      $1,860,120
                                                                        ==================================================

                                      -14-

(1) Other reserves represent reinsurance contracts which are being run-off and which were written in subsidiaries other than Legion, plus reserves for other run-off business.

(2) During 2001, 2000 and 1999, the Company reported incurred losses and loss expenses relating to prior years (change in the previously estimated liability for losses and loss expenses) of $128.1 million, $69.3 million and $7.1 million. Management's assessment of the significant conditions and events, which resulted in these changes in estimates, is as follows:

     During 2001, the increase in incurred losses and loss expenses relating to prior years resulted from:

     . Insolvency of the Company's reinsurers of approximately $31.1 million, with predominately $26.9 million relating to the insolvency of Reliance Insurance Company;

     . Additional net losses of $18.8 million incurred resulting from commutations with other reinsurers;

     . Strengthening of provisions of $12.4 million relating to reinsurance recoveries;

     . An additional provision of $3.5 million for the costs of running off the business underwritten by the Company's underwriting management company, CompFirst; and

     . General reserve strengthening of the Company's loss reserves of $61.3 million following actuarial analysis completed during the fourth quarter of 2001. This primarily relates to a few discontinued programs written by the Company where the incurred losses have been much greater than anticipated at the time that they were underwritten. Due to the severity of losses under these programs, the reinsurance that the Company purchased in order to limit these losses have been exhausted and as such the Company is responsible for the losses in excess of the reinsurance coverage.

     The 2000 year increase in the provision for losses and loss expenses for claims occurring in prior years relates to a $69.0 million charge taken primarily to increase the Company's provision for reinsurance recoverables.

     The following table reconciles the difference between the Legion Companies' portion of the GAAP reserves and those contained in regulatory filings made by the Legion Companies in accordance with statutory accounting practices, also referred to as SAP.

                     Reconciliation of SAP and GAAP Reserves

                                                                                  2001            2000            1999
                                                                          --------------------------------------------------
                                                                                            (in thousands)
Reserves for Legion losses and loss expenses, end of year SAP .........        $  343,337        $  186,809     $  141,709
Gross-up for ceded reinsurance reserves ...............................         2,497,445         2,235,255      1,728,988
Provision for reinsurance uncollectible on a GAAP basis reported
    as a provision for unauthorized reinsurance on a SAP basis ........            18,775            38,810             --
Reclassification of loss reserves to claims deposit liabilities .......           (11,564)           (9,697)       (13,853)
Reclassification of retroactive reinsurance reserve to receivable
   from affiliate .....................................................              (137)            1,047          2,777
Elimination of statutory increase in assigned risk reserves ...........           (15,000)          (15,000)       (15,000)
Reserves for audit premium estimates not included on SAP basis ........             1,265              (639)        (4,260)
                                                                          --------------------------------------------------
Reserves for Legion losses and loss expenses, end of year GAAP ........         2,834,121         2,436,585      1,840,361
Other non-US Reserves .................................................            95,187            85,161         11,567
                                                                          --------------------------------------------------
Liabilities for unpaid losses and loss expenses .......................         2,930,108         2,521,746      1,851,928
Reserves on run-off business ..........................................             4,276             7,437          8,192
                                                                          --------------------------------------------------
Total Reserves for Losses and Loss expenses, end of year GAAP .........        $2,934,384        $2,529,183     $1,860,120
                                                                          ===================================================


     The following table presents the development of the Company's ongoing net reserves for 1991 through 2001. The top line of the table shows the estimated reserve for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This amount represents the estimated amount of losses and loss adjustment expenses for claims that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported to the Company. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. It should be noted that the following table presents a "run-off" of balance sheet reserves, rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years.

                  ANALYSIS OF LOSS AND LOSS EXPENSE DEVELOPMENT
                        (Net of Reinsurance Recoverable)

                                                                           Year ended December 31,
                                     ------------------------------------------------------------------------------------------
                                          1991         1992         1993         1994         1995         1996         1997
                                     ------------------------------------------------------------------------------------------
                                                                                (In thousands)
Gross reserve for losses and loss
adjustment expenses (1) ...........    $142,605    $ 191,775    $ 205,272    $ 242,189    $ 315,689    $ 419,737    $ 716,461
Reinsurance reserves ..............     (89,295)    (113,075)    (148,637     (178,002)    (256,678)    (350,318)    (630,697)
                                     ------------------------------------------------------------------------------------------

Net reserve for losses and loss
adjustment expenses ...............      53,310       78,700       56,635       64,187       59,011       69,419       85,764
Other reserves (3) ................      (1,464)      (1,531)      (1,118)      (1,006)      (1,008)      (1,008)      (3,542)
                                     ------------------------------------------------------------------------------------------

                                         51,846       77,169       55,517       63,181       58,003       68,411       82,222
Reclassification of reserves to
claim deposit liabilities (2) .....     (28,322)     (36,078)          --           --           --           --           --
                                     ------------------------------------------------------------------------------------------

Reserve for losses and loss
adjustment expenses restated for
the effects of SFAS 113: ..........      23,524       41,091       55,517       63,181       58,003       68,411       82,222

Reserve re-estimated as of:
One year later ....................      53,193       40,443       55,131       60,917       54,982       67,966       86,002
Two years later ...................      24,269       41,433       52,381       56,767       54,328       70,502       87,721
Three years later .................      23,298       39,351       47,657       56,291       56,576       70,669      115,602
Four years later ..................      22,010       36,330       47,740       57,760       55,573       82,809      143,367
Five years later ..................      20,390       36,424       48,162       57,137       60,932      100,014
Six years later ...................      20,500       36,652       47,907       60,443       74,105
Seven years later .................      20,689       36,105       50,082       71,731
Eight years later .................      22,062       37,235       55,538
Nine years later ..................      23,104       39,933
Ten years later ...................      29,758

Cumulative Redundancy
(Deficiency) ......................      (6,234)       1,158          (21)      (8,550)     (16,102)     (31,603)     (61,145)
Percentage ........................         -27%           3%           -          -14%         -28%         -46%         -74%
Reserve for Losses and Loss
Adjustment Expenses without the
effect of Discounting:
Discounted reserve ................    $ 51,846    $  77,169    $  55,517    $  63,181    $  58,003    $  68,411    $  82,222
Total Discount ....................       8,345       10,785        1,387        2,905        3,291        3,547        3,671
                                     ------------------------------------------------------------------------------------------

Ultimate Reserve Liability ........      60,191       87,954       56,904       66,086       61,294       71,958       85,893
Reclassification of reserves to
claim deposit liabilities (2) .....     (36,667)     (46,862)          --           --           --           --           --
                                     ------------------------------------------------------------------------------------------

Ultimate reserve liability restated
for the effects of SFAS 113 .......      23,524       41,092       56,904       66,086       61,294       71,958       85,893
Reserve re-estimated as of:
One year later ....................      60,820       40,443       56,272       63,480       57,866       71,008       89,347
Two years later ...................      24,269       41,433       53,410       59,186       57,097       73,790       91,496
Three years later .................      23,298       39,351       48,499       58,558       59,456       73,865      118,712
Four years later ..................      22,010       36,330       48,400       60,096       58,318       85,906      146,707
Five years later ..................      20,390       36,424       48,854       59,294       63,887      103,354
Six years later ...................      20,500       36,652       48,406       63,153       77,282
Seven years later .................      20,689       36,105       52,721       74,636
Eight years later .................      22,062       37,060       56,925
Nine years later ..................      23,104       39,933
Ten years later ...................      29,758

Cumulative Redundancy (Deficiency)
without discount effect ...........      (6,234)       1,159          (21)      (8,550)     (15,988)     (31,396)     (60,814)
Percentage ........................         -27%           3%           -          -13%         -26%         -44%         -71%

Cumulative Amount of Reserve Paid
through:
One year later ....................    $  9,647    $  15,972    $  17,909    $  19,720    $  10,955    $  25,196    $  44,761
Two years later ...................      13,158       21,121       25,306       21,054       22,422       43,068       62,781
Three years later .................      15,104       24,991       27,134       28,547       31,925       49,571       71,808
Four years later ..................      16,897       25,510       31,972       34,398       41,684       51,343       82,339
Five years later ..................      17,311       28,110       35,967       45,706       40,161       58,445
Six years later ...................      17,943       30,793       41,392       43,215       40,292
Seven years later .................      19,494       33,432       39,531       37,466
Eight years later .................      20,920       31,494       33,709
Nine years later ..................      20,114       25,106
Ten years later ...................      20,356


                                                     Year ended December 31,
                                    ---------------------------------------------------
                                          1998         1999         2000         2001
                                    ---------------------------------------------------
                                                         In thousands)
Gross reserve for losses and loss
adjustment expenses (1) ........... $ 1,190,426  $ 1,860,124  $ 2,529,183  $ 2,934,383
Reinsurance reserves ..............  (1,079,562)  (1,729,935)  (2,307,466)  (2,560,602)
                                    ---------------------------------------------------

Net reserve for losses and loss
adjustment expenses ...............     110,864      130,189      221,717      373,781
Other reserves (3) ................     (10,184)      (8,058)      (5,015)      (4,275)
                                    ---------------------------------------------------

                                        100,680      122,131      216,702      369,506
Reclassification of reserves to
claim deposit liabilities (2) .....          --           --           --           --
                                    ---------------------------------------------------

Reserve for losses and loss
adjustment expenses restated for
the effects of SFAS 113: ..........     100,680      122,131      216,702      369,506

Reserve re-estimated as of:
One year later ....................     103,346      190,570      344,792
Two years later ...................     156,532      247,655
Three years later .................     194,322
Four years later ..................
Five years later ..................
Six years later ...................
Seven years later .................
Eight years later .................
Nine years later ..................
Ten years later ...................

Cumulative Redundancy
(Deficiency) ......................     (93,642)    (125,524)    (128,090)
Percentage ........................         -93%        -103%         -59%
Reserve for Losses and Loss
Adjustment Expenses without the
effect of Discounting:
Discounted reserve ................ $   100,680  $    22,132  $   216,703  $   369,506
Total Discount ....................       4,667        3,752        3,990        6,599
                                    ---------------------------------------------------

Ultimate Reserve Liability ........     105,347      125,883      220,693      376,105
Reclassification of reserves to
claim deposit liabilities (2) .....          --           --           --           --
                                    ---------------------------------------------------

Ultimate reserve liability restated
for the effects of SFAS 113 .......     105,347      125,883      220,693      376,105
Reserve re-estimated as of:
One year later ....................     107,507      193,341      347,714
Two years later ...................     160,518      250,559
Three years later .................     198,514
Four years later ..................
Five years later ..................
Six years later ...................
Seven years later .................
Eight years later .................
Nine years later ..................
Ten years later ...................

Cumulative Redundancy (Deficiency)
without discount effect ...........     (93,167)    (124,676)    (127,021)
Percentage ........................         -88%         -99%         -58%

Cumulative Amount of Reserve Paid
through:
One year later .................... $     5,931  $   103,325      100,004
Two years later ...................     111,768      134,847
Three years later .................     133,316
Four years later ..................
Five years later ..................
Six years later ...................
Seven years later .................
Eight years later .................
Nine years later ..................
Ten years later ...................


(1) Medical malpractice reserves have been discounted at 6% in 1991, 1992, 1993, 1994, 1995, 1996, 1997, 1998, 1999 and 2000 and 4% in 2001.

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

Legion Insurance and Villanova are in rehabilitation and may be liquidated

     Legion Insurance and Villanova have been placed in rehabilitation by the Pennsylvania court. The Insurance Commissioner of Pennsylvania will appoint deputy receivers, also known as rehabilitators, who will take possession of all the assets of Legion Insurance and Villanova and assume all of the powers of their directors, officers and managers. Because we will not control Legion Insurance and Villanova while they are in rehabilitation, we cannot use them to facilitate our Corporate Risk Management business segment or our Specialty Insurance business segment. While Legion Insurance and Villanova are in rehabilitation, they will not pay us any dividends. Consequently, our net income may be reduced and we may incur a significant loss.

     During rehabilitation, the rehabilitators will determine if Legion

Insurance and Villanova can be restored to independent operations. If this is not possible, the Insurance Commissioner of Pennsylvania may petition the appropriate court to issue orders to liquidate either Legion Insurance, Villanova or both. If Legion Insurance and Villanova are placed in liquidation, administrative expenses, policyholder claims and general creditors, among others, are paid before shareholders receive anything. It is unlikely that any proceeds of the liquidation would remain after the claims of Legion Insurance's and Villnova's general creditors were satisfied, which would cause us to lose our investments in Legion Insurance and Villanova, and would reduce our net income and cause us to incur a significant loss. Similarly, we expect the Director of Insurance of Illinois to take control over Legion Indemnity for the same purposes. Experience indicates that companies placed in rehabilitation and conservation generally do not perform well and liquidation can follow.

Insurance regulatory authorities may seek to hold us and our directors directly responsible for the obligations of the Legion companies

     Insurance regulatory authorities may seek direct recovery against us for the obligations of the Legion Companies through a process known as "piercing the corporate veil." A court may hold us responsible for the obligations of the Legion Companies if it determines that the Legion Companies did not function as a distinct entity from us. If we were directly required to satisfy the obligations of the Legion Companies, we could incur a significant loss.

     Insurance regulatory authorities may also seek to hold our directors and the directors of the Legion Companies responsible for the obligations of the Legion Companies. Courts have imposed such liabilities on parent company directors when they have improperly diverted the funds of a subsidiary, misrepresented or concealed a subsidiary's financial condition, or violated their duties under the insurance holding company statutes. The directors of the Legion Companies could face claims under Pennsylvania or Illinois common law relating to liability for their actions as directors of these companies. If a plaintiff were to succeed in winning a claim against one of our or the Legion Companies' directors, we may be required to indemnify such person, and to the extent that the directors and officers insurance was not sufficient to cover such claim, we could incur a significant loss.

     Further, defending against such actions may distract our directors and management from their duties, which may negatively affect our operations.

We are in default under our debt agreements. The covenants in these agreements limit our financial and operational flexibility which could have an adverse effect on our financial condition.

      At December 31, 2001, we had $180.0 million of bank loans outstanding. In addition, we also have $156.9 million of outstanding debentures, which includes $142.5 million of outstanding 9 3/8% debentures.

     The agreements covering our indebtedness contain numerous covenants that limit our ability, among other things, to borrow money, make particular types of investments or other restricted payments, including any dividend payment greater than $0.07 per share per quarter, sell assets, merge or consolidate. These agreements also require us to maintain specified financial ratios. As of December 31, 2001, we were not in compliance with covenants regarding required minimum shareholders' equity and the minimum statutory combined ratio. As a result of the downgrade in our rating by A. M. Best, we are also in default of the covenant relating to the minimum rating of the Legion Companies. As at March 31, 2002, we are still in default of these covenants. We are in negotiations with our creditors to restructure our bank debt and our 9 3/8% debentures but there is no assurance that a satisfactory resolution can be achieved. Since we are in default under our indebtedness, we are restricted in our ability to:

     .    declare or pay any dividends on our capital shares;

     .    redeem, purchase or acquire any capital shares;

     .    sell significant assets; or

     .    make a liquidation payment with respect to our capital shares.

     We are currently in default under the agreements governing our debt facilities and our 9 3/8% debentures and the Company does not have sufficient available liquidity to pay the interest and principal if the holders of the 9 3/8% debentures or of the bank debt declare the amounts to be immediately due and payable. Therefore, if these defaults are not waived or if our debt is not restructured, there is substantial doubt as to the Company's ability to continue as a going concern. If we cannot restructure our debt or reach some accommodation we may be forced to liquidate the Company through proceedings in Bermuda and/or other jurisdictions including the United States.

Our ability to generate the cash needed to make payments on our bank debt and securities depends on many factors, some of which are beyond our control.

     Our ability to make payments on our bank debt and securities will depend on our ability to generate cash and to secure financing in the future. This ability is subject to general economic, financial, competitive, regulatory and other factors beyond our control. If our business does not generate sufficient cash flow from operations, and sufficient future borrowings are not available to us, we may not be able to make payments on our bank debt and securities. The terms of our bank debt and senior securities contain covenants relating to minimum levels of shareholders' equity, debt to total capitalization and various other matters.

Our reinsurers may not satisfy their obligations to the Legion Companies.

     Our business model relied to a large extent on reinsurance to reduce our underwriting risk. As of December 31, 2001, our reinsurance recoverable balance was $2.6 billion. Virtually all of this liability is related to reinsurance recoverables of the Legion Companies. The Legion Companies are subject to credit risk with respect to their reinsurers because the transfer of risk to a reinsurer does not relieve the Legion Companies of their liability to the insured. In addition, reinsurers may be unwilling to pay the Legion Companies even though they are able to do so. The Legion Companies are currently engaged in disputes with a number of reinsurers that have failed to honor their commitments under their reinsurance arrangements. The Legion Companies established a reserve for these disputes in accordance with GAAP in the fourth quarter of 2000 and increased such reserve in 2001, but losses from these disputes may exceed the reserve. Unfavorable arbitration decisions or the failure of one or more of the Legion Companies' reinsurers to honor their obligations or make timely payments would impact the Legion Companies' cash flow and could cause the Company to incur a significant loss. As a result of the rehabilitation of the Legion Companies, we may not be able to influence the outcome of these decisions as they will be the responsibility of the rehabilitator.

The tragic events of September 11, 2001 may prevent or delay some reinsurers from satisfying their obligations to us.

     The tragic events of September 11, 2001 have resulted in the largest insured loss in history. Much of this loss will be borne by reinsurers. The tremendous burden placed on reinsurers could impair or delay their ability to pay their reinsurance obligations to the Legion Companies. The failure of one or more of reinsurers to honor their obligations to the Legion Companies or make timely payments would adversely impact the Legion Companies' cash flow and could cause us to incur a significant loss.

The lack of ratings of the Legion Companies will impair our future prospects for growth and our profitability will be significantly and adversely affected.

     Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. As a result of the Pennsylvania rehabilitation order, we expect that the Legion Companies will no longer be rated by A.M. Best Company or Standard & Poor's Ratings Services. A.M. Best and Standard & Poor's ratings reflect their opinions of an insurance company's financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. A lack of rating of the Legion Companies will adversely affect our ability to market our insurance products and will have a significant and adverse effect on our future prospects for growth and profitability.

Our common shares may be de-listed from the New York Stock Exchange.

     Our common shares have recently traded for less than $1.00. If the shares continue to trade at these levels for any significant period of time it is likely that the New York Stock Exchange will commence the process to delist the shares for failure to meet the New York Stock Exchange's minimum listing requirements.

If we are unable to purchase reinsurance and transfer risk to reinsurers we could incur additional losses.

     A significant feature of our Corporate Risk Management segment is our utilization of third-party reinsurance to transfer a significant portion of risk not retained by the insured. The availability and cost of reinsurance is subject to market conditions, which are outside of our control. As a result, we may not be able to successfully purchase reinsurance and transfer risk through reinsurance arrangements. The tragic events of September 11, 2001 have created uncertainty in the reinsurance market and have made some types of reinsurance more difficult or costly to obtain. A lack of available reinsurance at rates acceptable to us would adversely affect the marketing of our programs and/or force us to retain all or a part of the risk that cannot be reinsured. If we were required to retain these risks and ultimately pay claims with respect to these risks, we could incur a loss.

     In addition, if reinsurers are able to and do exclude coverage for terrorist acts or price such coverage at a rate at which it is not practical for primary insurers to obtain such coverage, primary insurers are likely to bear the risks of this coverage, as they might not be able to likewise exclude terrorist acts because of regulatory constraints. If this happens, we, in our capacity as a primary insurer, would have a significant gap in our reinsurance protection and would be exposed to potential losses as a result of any terrorist acts.

If the issuers of letters of credit and clients fail to honor their obligations we could incur additional losses.

     Each of our clients in our Corporate Risk Management segment chooses a level of risk retention, which is reinsured either by one of our foreign "rent-a-captive" reinsurance subsidiaries or by the client's captive insurance company. This retention is funded by the client's premium but is generally also supported by a client indemnification backed up by letters of credit. The inability of a client to honor its uncollateralized reimbursement obligation or the failure of a bank to honor its letter of credit could cause us to incur additional losses.

If our loss reserves are inadequate to meet our actual losses we could incur additional losses.

     Our insurance company subsidiaries are required to maintain reserves to cover our estimated ultimate liability of losses and loss adjustment expenses for both reported and unreported claims incurred. These reserves are only estimates of what we think the settlement and administration of claims will cost based on facts and circumstances known to us. Because of the uncertainties that surround estimating loss reserves and loss adjustment expenses, we cannot be certain that ultimate losses will not exceed these estimates of losses and loss adjustment reserves. If our reserves are insufficient to cover our actual losses and loss adjustment expenses, we would have to increase our reserves and we could incur additional losses.

If tax laws prevent our IPC program participants from deducting premiums paid to us, we would be unable to competitively market this program.

     One of our major products is the Insurance Profit Center program, referred to in this prospectus as the IPC program. The IPC program, frequently referred to as a "rent-a-captive," was designed to provide clients some of the benefits available through captive insurance companies without the administrative cost and capital commitment necessary to establish and operate a captive insurance company. The tax treatment of this program is not clear and varies significantly with the circumstances of each IPC program participant. However, some participants deduct the premiums paid to us for federal income tax purposes. A determination that a significant portion of the IPC program participants are not entitled to deduct the premiums paid to us without a similar determination as to competing products would adversely affect the marketability of the IPC program.

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

     The results of companies in the insurance and reinsurance industry historically have been subject to significant fluctuations and uncertainties. Factors that affect the industry in general could also cause our results to fluctuate. The industry's profitability can be affected significantly by:

     . fluctuations in interest rates, inflationary pressures and other changes in the investment environment, all of which affect returns on invested assets and may impact the ultimate payout of loss amounts;

     . rising levels of actual costs that are not known by companies at the time they price their products;

     . volatile and unpredictable developments, including weather-related and other natural and man-made catastrophes;

     . events like the September 11, 2001 tragedy, which affect the insurance and reinsurance markets generally;

     . the regulatory environment and changes in applicable laws and regulations;

     . changes in reserves resulting from different types of claims that may arise and the development of judicial interpretations relating to the scope of insurers' liability; and

     . the overall level of economic activity and the competitive environment in the industry.

Holders of some of our securities have the ability to wield extensive influence over the Company.

     In May 2001, in order to raise capital, we issued $142,500,000 aggregate principal amount of 9 3/8% debentures convertible into common shares, with an initial conversion price of $7 per common share, and warrants to purchase common shares at an initial exercise price of $7 per share. We also issued voting preferred shares as a unit with the 9 3/8% debentures, which enable these debenture holders to vote as if they had converted their 9 3/8% debentures into common shares, which voting preferred shares will be cancelled upon conversion of the 9 3/8% debentures.

     The 9 3/8% debentures holders and holders of the warrants, if exercised, collectively have approximately 35% of the total voting power of the Company before taking into account the sale of any common shares offered pursuant to this prospectus. XL Insurance (Bermuda) Ltd. and XL Capital Principal Partners I, LLC. currently own $38,125,581 principal amount of our 9 3/8% debentures and warrants to acquire 1,632,043 common shares. XL also obtained the right to nominate two persons for election to MRM's board of directors, and High Ridge Capital and First Union, in consultation with Century Capital II, obtained the right jointly to nominate one person for election and one observer to our board of directors. In addition,

XL and other holders of the 9 3/8% debentures and warrants benefit from covenants with which the Company must comply. As a result of these factors, these holders have the ability to control many fundamental matters affecting the Company.

     The holders of the 9 3/8% debentures also have the right to acquire, instead of our common shares, similar debentures or common shares of MRM Services Ltd., an intermediate holding company through which we conduct our Corporate Risk Management, Specialty Brokerage and Financial Services businesses. If these holders elected to convert their 9 3/8% debentures into common shares of MRM Services Ltd. instead of our common shares, they would own approximately 42.4% of MRM Services Ltd.

Failure to comply with insurance laws and regulations could have a material adverse effect on our business.

     We cannot assure you that we have or can maintain all required licenses and approvals or that our business fully complies with the wide variety of applicable laws and regulations or the relevant authority's interpretation of the laws and regulations. In addition, some regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or monetarily penalize us. These types of actions could have a material adverse effect on our business.

We are contractually restricted in our ability to pay dividends on our common shares.

     Under the terms of our 9 3/8% debentures, we may not pay a dividend of more than $0.07 per share per quarter without the approval of the holders of a majority in principal amount of the 9 3/8% debentures. While the Company remains in default of covenants in the agreements governing its 9 3/8% debentures, it may not pay dividends.

Our holding company structure and restrictions in the agreements governing our 9 3/8% debentures could prevent us from making payments on our securities.

     Mutual Risk Management Ltd. is a holding company with no material assets other than the stock of its operating subsidiaries. Our ability to meet our obligations on our securities will be dependent on the earnings and cash flows of our subsidiaries and the ability of the subsidiaries to pay dividends or to advance or repay funds to us. Payment of dividends and advances and repayments from some of our operating subsidiaries are regulated by state and foreign insurance laws and regulatory restrictions, including minimum solvency and liquidity thresholds. In addition, the terms of our 9 3/8% debentures require us to maintain specified minimum levels of capital and surplus and risk-based capital at our U.S. insurance subsidiaries, which could restrict their ability to pay us dividends, even if the dividends were permitted by relevant insurance laws and regulations. Accordingly, our operating subsidiaries may not be able to pay dividends or advance or repay funds to us in the future, which could prevent us from making payments on our securities.

A significant amount of our investment portfolio is invested in fixed income securities and is subject to market fluctuations.

     A significant amount of our investment portfolio consists of fixed income securities. The fair market value of, and the investment income from, these assets fluctuate depending on general economic and market conditions. The fair market value of our fixed income securities generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed income securities will generally increase or decrease with interest rates. In addition, net investment income from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from what we anticipated at the time of investment as a result of interest rate fluctuations. Because substantially all of our fixed income securities are classified as available for sale, changes in the market value of our securities are reflected in our financial statements. As a result, interest rate fluctuations could reduce our net income or cause us to incur additional losses.

Our industry is highly competitive and we may not be able to compete successfully in the future.

     Our industry is highly competitive and has experienced severe price competition over the last several years. We compete in the United States and international markets with domestic and international insurance companies. Some of these competitors have greater financial resources than we do, have been operating for longer than we and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, we expect to face further competition in the future and we may not be able to compete successfully.

Potential regulatory and legislative changes may increase competition.

     A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:

     . the implementation of commercial lines deregulation in several states, which could increase competition from standard carriers for our excess and surplus lines of insurance business; and

     . programs in which state-sponsored entities provide property insurance in catastrophe prone areas or other alternative markets types of coverage.

     New competition from these developments could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our products at attractive rates and thereby adversely affect our underwriting results.

The September 11, 2001 terrorist attack may result in government intervention impacting the insurance and reinsurance markets.

     In response to the tightening of supply in some insurance markets resulting from, among other things, the terrorist attacks of September 11, 2001, it is possible that the U.S. government and other governments may intervene in the insurance and reinsurance markets. Following the September 11, 2001 terrorist attacks, legislation has been introduced in the U.S. Congress designed to provide, among other things, federal government loans over a short-term period to commercial insurers for funding losses arising from terrorist attacks, which loans would be repaid through industry assessments and, if losses exceed a threshold, policyholder assessments, but this legislation has not been enacted. While we cannot predict whether intervention will occur, or what form it may take, potential investors should note that intervention such as direct government assistance to commercial insurers could materially adversely affect us by, among other things:

     . providing insurance and reinsurance capacity in the markets and to the customers we target; or

     . regulating the terms of insurance and reinsurance capacity and reinsurance policies in a manner which could materially adversely affect us, directly or indirectly, by benefiting our competitors or reducing the demand for our products.

We are dependent on our key personnel.

     Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key executive officers and to attract and retain additional qualified personnel in the future. The loss of the services of any of our key executive officers or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct our business. The Company's financial situation and the rehabilitation of the Legion Companies has made and likely will continue to make it harder to retain key employees.

     Andrew Cook, who had been our Chief Financial Officer since January 1, 2001, resigned effective December 31, 2001, to devote himself full time as the Chief Financial Officer of AXIS Specialty Limited. James Kelly, who served as our Chief Financial Officer until the end of 2000, was appointed interim Chief Financial Officer from January 7, 2002 to March 19,

2002. Angus H. Ayliffe, our Controller, was designated as principal accounting officer in January 2002 and has been appointed Chief Financial Officer effective March 25, 2002.

If U.S. tax law changes we could incur additional losses.

     Some members of Congress have recently expressed concern over a competitive advantage that foreign-controlled insurers and reinsurers may have over U.S.-controlled insurers and reinsurers due to the purchase of reinsurance by U.S. insurers from affiliates operating in some foreign jurisdictions, including Bermuda. In the past few years, and as recently as May 8, 2001 (H.R. 1755, The Reinsurance Tax Equity Act of 2001), legislation has been introduced in Congress that would increase the U.S. tax burden on some of these transactions involving foreign-controlled insurers and reinsurers. We do not know whether this or any similar legislation will ever be enacted into law. If it were enacted, the U.S. tax burden on some business ceded from our licensed U.S. insurance subsidiaries, including Legion Insurance, Legion Indemnity and Villanova, to some offshore reinsurers could be increased. This could cause us to incur additional losses.

We may be subject to U.S. corporate income tax, which would increase our losses.

     The income from our non-U.S. subsidiaries is a significant portion of our worldwide income from operations. We believe that none of our non-U.S. subsidiaries should properly be treated as engaged in the conduct of a trade or business in the United States. However, if the IRS successfully contended that one or more of our non-U.S. subsidiaries were engaged in the conduct of a trade or business in the United States, such subsidiary or subsidiaries would be required to pay U.S. corporate income tax on any income that is deemed to be effectively connected with the conduct of such trades or businesses in the United States, and possibly the U.S. branch profits tax as well. We cannot offer assurance that any of our non-U.S. subsidiaries which are treated as being engaged in the conduct of a trade or business in the United States would be able to claim the benefits of an income tax treaty between the United States and the country of the subsidiary's domicile in order to reduce the amount of income that is subject to the taxing jurisdiction of the United States.

If we are classified as a passive foreign investment company or a controlled foreign corporation, your taxes would increase.

     In the event that we were deemed to be a passive foreign investment company, also referred to in this prospectus as a PFIC, the U.S. income tax due in the year a United States person that owns any common shares receives certain distributions with respect to, or disposes of, common shares will be increased by an interest charge unless such United States person makes specified elections. We do not believe that we are a PFIC now, but we cannot guarantee that we will not become one in the future. Additionally, if we are classified or become classified as a controlled foreign corporation, also referred to in this prospectus as a CFC, a United States person that owns directly or indirectly 10% or more of our voting shares will be required to include in his gross income a pro rata share of certain income of ours, whether or not this income is actually distributed to the United States shareholder.

The Organization for Economic Cooperation and Development and the European Union are considering measures that might increase our taxes and therefore our losses.

     A number of multinational organizations, including the European Union, the Organization for Economic Cooperation and Development, also referred to in this prospectus as OECD, the Financial Action Task Force and the Financial Stability Forum, also referred to in this prospectus as FSF, have all recently identified some countries as not participating in adequate information exchange, engaging in harmful tax practices or not maintaining adequate controls to prevent corruption, such as money laundering activities. Recommendations to limit such harmful practices are under consideration by these organizations, and a recent report published on November 27, 2001 by the OECD at the behest of FSF titled "Behind the Corporate Veil: Using Corporate Entities for Illicit Purposes," contains an extensive discussion of specific recommendations. The OECD has threatened non-member jurisdictions that do not agree to cooperate with the OECD with punitive sanctions by OECD member countries, though specific sanctions have yet to be adopted by OECD member countries. It is as yet unclear what these sanctions will be, who will adopt them and when or if they will be imposed. Bermuda has implemented new procedures in its exchange of information provisions under the U.S.--Bermuda Tax Treaty and is committed to a course of action to enable compliance with the requirements of the above named multinational organizations. We cannot assure you, however, that the action taken by Bermuda would be sufficient to preclude all effects of the measures or sanctions described above, which, if ultimately adopted, could adversely affect Bermuda companies such as us.

Some aspects of our corporate structure may discourage third party takeovers and other transactions.

     Some provisions of our Memorandum of Association and our Bye-Laws have the effect of making more difficult or discouraging unsolicited takeover bids from third parties. To the extent these provisions discourage takeover attempts, they could deprive shareholders of opportunities to realize takeover premiums for their shares or could depress the market price of the shares.

     We indirectly own U.S. companies. Our ownership of U.S. insurance companies such as these can, under applicable state insurance company laws and regulations, delay or impede a change of control of Mutual Risk Management, Ltd. Under applicable insurance regulations, any proposed purchase of 10% or more of our voting securities would require the prior approval of the relevant insurance regulatory authorities.

The number of shares eligible for future sale or registration could have an adverse effect on the market price of our common shares.

     Public or private sales of substantial amounts of our common shares, or the perception that these sales could occur, could adversely affect the market price of the common shares, as well as our ability to raise additional capital in the public equity markets at a desirable time and price.

     In addition, the holders of our 9 3/8% debentures have the right to convert their 9 3/8% debentures into common shares at an initial conversion price of $7 per share, and some of those holders have warrants to acquire common shares at an initial exercise price of $7 per share. The 9 3/8% debentures and warrants may be converted into or exercised for an aggregate of 22,509,085 of our common shares. Conversion or exercise of the 9 3/8% debentures and warrants, and subsequent sale of the common shares issued upon conversion or exercise, could depress the price of our common shares.

     Additionally, these investors have the right to require us to register, or piggyback on any of our registration statements, their 9 3/8% debentures, warrants and/or any common shares held by them under the Securities Act. We may also provide for the registration of shares currently held or acquired in the future by employees under compensation arrangements, which will permit these shares to be sold in the public market from time to time.

You may not be able to recover damages from the Company and some of its directors and officers if you sue them.

     The Company is organized under the laws of Bermuda. Some of its directors and officers may reside outside the United States. A substantial portion of the assets of the Company and its directors and officers are or may be located in jurisdictions outside the United States. You may not be able to effect service of process within the United States on directors and officers of the Company who reside outside the United States. You also may not be able to recover against them or the Company on judgments of U.S. courts or to obtain original judgments against them or the Company in Bermuda courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws.

ITEM 2. PROPERTIES

     We and our subsidiaries operate out of leased premises, the most significant of which are located in Bermuda, Milwaukee and Philadelphia.

ITEM 3. LEGAL PROCEEDINGS

     The Company has generally retained only a small portion of the insurance risk that it assumes. Accordingly, the Company has relied heavily on reinsurance and carries a significant recoverable from reinsurers, which amounted to

$2.6 billion at December 31, 2001. On a gross basis, some of the Company's business has been unprofitable to reinsurers and certain of these reinsurers have chosen to dispute their obligation to pay the Company.

     The boards of directors of the Company and Legion Insurance and Villanova have consented to Legion Insurance and Villanova being placed under voluntary rehabilitation by the Pennsylvania Insurance Department. The Insurance Commissioner of Pennsylvania has petitioned the Commonwealth Court of Pennsylvania for Orders of Rehabilitation for Legion Insurance and Villanova, which were granted on March 28, 2002, and entered into effect on April 1, 2002. We expect similar proceedings to be initiated in Illinois in relation to Legion Indemnity.

     The Insurance Commissioner of Pennsylvania and, we expect, the Director of Insurance of Illinois, will appoint deputy receivers, also known as rehabilitators, who will take possession of all the assets of the Legion Companies and assume all of the powers of their directors, officers and managers. The Orders empower the rehabilitators to take any action they deem necessary to correct the conditions that led to the Legion Companies being placed in rehabilitation. For example, the rehabilitators may direct and manage the Legion Companies, deal with their property and business, hire and discharge their employees, pursue legal remedies on their behalf and avoid fraudulent transfers made by them or on their behalf. The rehabilitators may prepare a plan for the reorganization, consolidation, conversion, reinsurance, merger or other transformation of the Legion Companies, which would need to be approved by the appropriate court. The rehabilitators may also cause the Legion Companies to cease writing one or more lines of business, or alternatively allow the Legion Companies to continue writing one or more lines of business.

     The Orders also provide that legal proceedings against the Legion Companies are stayed and that instituting legal proceedings against the Legion Companies is prohibited.

     The purpose of rehabilitation is to restore the Legion Companies to independent operations as viable and solvent insurers, at which point one or more of the Legion Companies may emerge from rehabilitation and we will regain control over them. If this is not possible, the Insurance Commissioner of Pennsylvania and, we expect, the Director of Insurance of Illinois, may respectively petition an appropriate court to issue orders to liquidate one or more of the Legion Companies.

     In addition, other states in which the Legion Companies are licensed may commence proceedings to secure the assets of the Legion Companies located in these states. We are not aware of any such proceedings being brought.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                 Officer
          Name             Age    Since             Principal Occupation & Business Experience
----------------------------------------------------------------------------------------------------------------------
Robert A. Mulderig .....   48      1982        Chief Executive Officer of the Company since 1982; Chairman of Legion
                                               Insurance Co.; and Director of The Bank of N.T. Butterfield & Sons Ltd.
                                               Also serves as a director or officer of a number of unaffiliated captive insurance companies to which we provide management services.


John Kessock, Jr .......   52      1979        President of the Company and Mutual Group Ltd. primarily responsible for marketing the Company's programs since 1979; Chairman of CRS and the IPC Companies. Director of Ward North America, Inc.


Richard G. Turner ......   50      1984        Executive Vice President of the Company; President of CRS since 1984;
                                               Vice President of Marketpac International, a subsidiary of American
                                               International Group, from 1979 to 1984. Director of Colonial Penn
                                               Insurance Company; Director of Ward North America, Inc.


Glenn R. Partridge .....   47      1983        Executive Vice President of the Company; Senior Vice President of
                                               Legion Insurance; primarily responsible for Legion Insurance's underwriting function since 1987; Vice President of CRS from 1983 to
                                               1987.

Douglas Boyce ..........   51      2001        Senior Vice President of the Company since September 2001;  Executive
                                               Vice President and Chief Underwriting Officer of Legion Companies;
                                               Prior to joining the Company, Division Executive at Lexington Insurance
                                               Company, a subsidiary of American International Group, Inc.

Angus H. Ayliffe .......   33      2002        Chief Financial Officer of the Company since March 2002, designated
                                               Principal Accounting Officer since January 2002 and Controller of the
                                               Company since 2000. Prior to that, he was Director, Secretary and Vice
                                               President Administrative and Finance of Terra Nova (Bermuda) Insurance
                                               Company from 1998 to 2000 and Project Accountant for Terra Nova
                                               Insurance Company Ltd. from 1996 to 1998.

Paul D. Watson .........   42      1986        Senior Vice President and Chief Operating Officer of the Company; Vice
                                               President of the Company since March 1991; President of the IPC
                                               Companies from July 1992 until December 1998; held various management and accounting positions since joining the Company in 1986.


Richard E. O'Brien .....   44      1995        Senior Vice President and General Counsel of the Company since 1995;
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

                                     PART II

ITEM 5. MARKET FOR COMMON SHARES AND RELATED STOCKHOLDER MATTERS

     Our common shares have been listed on the New York Stock Exchange under the symbol MM since June 25, 1991. Our common shares were listed in connection with our initial public offering completed in July 1991. There were 357 holders of record of our common shares as of March 28, 2002.

     The following table sets forth the high and low closing sale prices for the shares during 2000 and 2001 for the calendar quarters indicated as reported by the New York Stock Exchange Composite Tape.

                                                             High      Low
                                                           ------------------
Year ended December 31, 2000
     First Quarter ....................................         20    12 5/8
     Second Quarter ...................................     19 5/8   13 3/16
     Third Quarter ....................................    22 3/16   15 1/16
     Fourth Quarter ...................................    23 9/16   12 5/16

Year ended December 31, 2001
     First Quarter ....................................      16.36      6.20
     Second Quarter ...................................       9.70      3.97
     Third Quarter ....................................      12.15      5.57
     Fourth Quarter ...................................       9.84      5.50


Year ended December 31, 2002
     First Quarter ....................................       7.24      0.49


     During 2001 and 2000, we paid total dividends of $0.04 and $0.28 per common share, respectively. Dividends are paid quarterly. We do not expect to pay dividends in 2002.

     Our ability to pay dividends is restricted due to certain insurance regulations. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and Note 11 to the Consolidated Financial Statements

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        Information required for this item is the subject of a Form 12b-25 filed with the Securities and Exchange Commission on April 1, 2002 and such information will be filed at a later date pursuant to an amendment to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information required for this item is the subject of a Form 12b-25 filed with the Securities and Exchange Commission on April 1, 2002 and such information will be filed at a later date pursuant to an amendment to this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required for this item is the subject of a Form 12b-25 filed with the Securities and Exchange Commission on April 1, 2002 and such information will be filed at a later date pursuant to an amendment to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Reference is made to the information under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2002 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Reference is made to the information under the heading "Executive Compensation" in the Company's Proxy Statement for the 2002 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information under the heading "Principal Shareholders" in the Company's Proxy Statement for the 2002 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information under the heading "Certain Transactions" in the Company's Proxy Statement for the 2002 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year, which information is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K [CONFIRM THAT ALL MATERIAL CONTRACTS ARE LISTED]

     A. Exhibits

Exhibit  No.                                                  Description
--------------------------------------------------------------------------------

           3.1 Memorandum of Association.(1)

           3.2 Bye-Laws of Registrant.(2)

           3.3 Bye-Laws of IPC Mutual Holdings Ltd.(1)

           3.4 Certificate of Designations of the Registrant's Series A Preferred Shares.(3)

           4.1 Form of Stock Certificate.(1)

           4.2 Indenture dated as of October 30, 1995 relating to the Company's Zero Coupon Convertible Exchangeable Subordinated Debentures due 2015.(4)

Exhibit No.                               Description
--------------------------------------------------------------------------------

           4.3 Form of the Registrant's 9 3/8% Convertible Exchangeable Debenture Due 2006.(5)

           4.4 Form of Voting Preferred Shares issued together as a unit with the 9 3/8% Debentures.(5)

           4.5   Form of Warrant for Common Stock of the Registrant.(5)


           4.6   Form of Newco Convertible Exchangeable Debenture Due 2006.(5)

           4.7 Amendment No. 1 to Amended and Restated Trust Agreement, dated May 8, 2001, by and among the Administrative Trustees of MRM Capital Trust I (as defined therein), Mutual Group, Ltd. and Intrepid.(5)

           4.8 Second Supplemental Indenture, dated May 8, 2001, by and among Mutual Group, Ltd., the Registrant and The Chase Manhattan Bank, as Trustee.(5)

           10.1  1991 Long Term Incentive Plan.(6)(7)

           10.2  Form of Director's Stock Option Grant Agreement.(6)(7)

           10.3  Form of Non-Qualified Stock Option Grant Agreement.(6)(7)

           10.4  Form of Shareholders Agreement relating to the IPC Program.(1)

           10.5 Agreement between Mutual Risk Management (Bermuda) Ltd. and Robert A. Mulderig relating to Hemisphere Trust Company Limited. (8)

           10.6  Directors Deferred Cash Compensation Plan.(7)(4)

           10.7  Directors Restricted Stock Plan.(7)(4)

           10.8  Deferred Compensation Plan.(9)

           10.9  1998 Long Term Incentive Plan.(9)

           10.10 Credit Agreement Dated as of September 21, 2000 among Mutual Risk Management Ltd., Mutual Group Ltd. and Lenders party thereto and Bank of America, N.A. as agent.(10)

Exhbit No.                             Description
--------------------------------------------------------------------------------

          10.11 Securities Purchase Agreement for Debentures, dated May 8, 2001, between the Registrant, Mutual Group, Ltd., the additional Guarantors named therein, XL, First Union, High Ridge, Century Capital II, Robert A. Mulderig, Taracay and Intrepid.(5)

          10.12 Debenture Registration Rights Agreement, dated as of May 17, 2001, by and among the Registrant, XL, First Union, High Ridge, Century Capital II, Robert A. Mulderig, Taracay and Intrepid.(5)

          10.13 Warrant Registration Rights Agreement, dated as of May 17, 2001, by and among the Registrant, XL, First Union, High Ridge, Century Capital II and Taracay.(5)

          10.14 Subordination Agreement, dated May 17, 2001, by and among the Bank Lenders (as defined therein), Intrepid, MRM Capital Trust I, The Chase Manhattan Bank, the Registrant, Mutual Group, Ltd., the Guarantors named therein, XL, First Union, High Ridge, Century Capital II, Robert A. Mulderig and Taracay.(5)

          10.15 Collateral Agreement, dated as of May 17, 2001, by and between First Union National Bank, as Collateral Agent, and the Registrant.(5)

          10.16 Amendment No. 1 to Remarketing and Contingent Purchase Agreement, dated May 8, 2001, by and among Mutual Group, Ltd., the Registrant, MRM Capital Trust I and Banc of America Securities LLC, as Remarketing Agent.(5)

          10.17 First Amendment to Credit Agreement, Consent and Waiver, dated May 17, 2001, among the Registrant, Mutual Group, Ltd., the Lenders (as defined therein) and Bank of America, N.A., as Administrative Agent for the Lenders ("First Amendment to Credit Agreement").(5)

          10.18 Assignment of Account, dated May 17, 2001, from the Registrant, as Assignor, for the benefit of the holders of the Debentures (first priority security interest) and the RHINOS Holders (as defined therein) and Bank of America, N.A., as Administrative Agent for the Lenders under the First Amendment to Credit Agreement (second priority security interest).(5)

          10.19 Deposit Account Control Agreement, dated May 17, 2001, among the Registrant, as Pledgor, XL, as Representative, Bank of America, N.A., as Administrative Agent, and Intrepid, as RHINOS Holder, with Fleet National Bank, as Depository Bank.(5)


          10.20 Waiver and Amendment, dated as of January 11, 2002, to Registrant's Convertible Exchangeable Debenture Due 2006, among the Registrant, Mutual Group, Ltd., MGL Investments Ltd., Legion Financial Corporation, Mutual Risk Management (Holdings) Ltd., MRM Securities Ltd., Mutual Finance Ltd. and XL Insurance (Bermuda) Ltd.(3)

Exhibit No.                     Description
--------------------------------------------------------------------------------

     10.21 Waiver and Amendment to Credit Agreement, dated as of January 14, 2002, among the Registrant, Mutual Group, Ltd., MGL Investments Ltd., Legion Financial Corporation, Mutual Risk Management (Holdings) Ltd., MRM Securities Ltd., Mutual Finance Ltd., MRM Services Ltd., MSL (US) Ltd., MRM Services (Barbados) Ltd., the Lenders under its $180 million bank facility and Bank of America, N.A., as Administrative Agent for the Lenders.(3)

     10.22 Waiver, dated as of January 14, 2002, among the Registrant, Mutual Finance Ltd., Mutual Indemnity Ltd., Mutual Indemnity (US) Ltd., Mutual Indemnity (Bermuda) Ltd., Mutual Indemnity (Dublin) Ltd., Mutual Indemnity (Barbados) Ltd., MRM Services Ltd., MSL (US) Ltd., MRM Services (Barbados) Ltd., the Lenders under its Letter of Credit and Reimbursement Agreement and Bank of America, N.A., as the Administrative Agent for the Lenders.(3)

     10.23 Stock Purchase Agreement by and among MGL Investments, LLC, MRM Financial Services Ltd., Other Stockholders of Hemisphere Management Limited, and The BISYS Group, Inc., dated March 7, 2002, relating to the Hemisphere group of companies.

     10.24 Consent Under Credit Agreement, dated March 7, 2002, among the Registrant, Mutual Group, Ltd., MGL Investments LLC, Legion Financial Corporation, Mutual Risk Management (Holdings Ltd., MRM Securities Ltd., Mutual Finance Ltd., MRM Services Ltd., MSL (US) Ltd. and MRM Services (Barbados) Ltd., as Guarantors, the Lenders (as defined therein) and Bank of America, N.A. as Administrative Agent.

     10.25 Consent and Amendment to Debentures, dated March 7, 2002, among the Registrant, Mutual Group, Ltd., MGL Investments LLC, Legion Financial Corporation, Mutual Risk Management (Holdings Ltd., MRM Securities Ltd., Mutual Finance Ltd., MRM Services Ltd., MSL (US) Ltd. and MRM Services (Barbados) Ltd., as Guarantors, and XL Insurance (Bermuda) Ltd.

     10.26 Consent Under Letter of Credit and Reimbursement Agreement, dated March 7, 2002, among Mutual Finance Ltd., as Applicant, Mutual Indemnity Ltd., Mutual Indemnity (U.S.) Ltd., Mutual Indemnity (Bermuda) Ltd., Mutual Indemnity (Dublin) Limited, and Mutual Indemnity (Barbados) Ltd., as Co-Obligors, the Registrant, MRM Services Ltd., MSL (US) Ltd. and MRM Services (Barbados) Ltd., as Guarantors, the Lenders (as defined therein) and Bank of America, N.A. as Administrative Agent.

     10.27 Pennsylvania Rehabilitation Orders.*

     10.28 Letter, dated March 12, 2002, to the Registrant from the Bermuda Monetary Authority, Supervisor of Insurance.

     10.29 Employment Agreement, dated October 2001, between Legion Insurance Company and Doug Boyce.*

     12.1  Computation of Ratio of Earnings to Fixed Charges.*

     21.1  List of subsidiaries.

     23.1  Consent and Reports of Ernst & Young.*

Exhibit No.                       Description
--------------------------------------------------------------------------------
     24 Powers of Attorney.

(1) Incorporated by reference to Form S-1 Registration Statement (No. 33-40152) of Mutual Risk Management Ltd. declared effective June 25, 1991.
(2) Incorporated by reference to Form 10-Q of Mutual Risk Management Ltd. for the period ended June 30, 1996.
(3) Incorporated by reference to Form 8-K of Mutual Risk Management Ltd. filed on January 17, 2002.
(4) Incorporated by reference to 1995 Annual Report on Form 10-K of Mutual Risk Management Ltd.
(5) Incorporated by reference to Form 8-K of Mutual Risk Management Ltd. filed on May 25, 2001.
(6) Incorporated by reference to the 1991 Annual Report on Form 10-K of Mutual Risk Management Ltd.
(7)  This exhibit is a management contract or compensatory plan or arrangement.
(8) Incorporated by reference to 1996 Annual Report on Form 10-K of Mutual Risk Management Ltd.
(9) Incorporated by reference to 1998 Annual Report on Form 10-K of Mutual Risk Management Ltd.
(10) Incorporated by reference to 2000 Annual Report on Form 10-K of Mutual Risk Management Ltd.

* In accordance with Rule 12b-25, these exhibits will be filed with Amendment No. 1 to this Form 10-K.

     B. Financial Statements and Financial Statement Schedules

     Information required for this item is the subject of a Form 12b-25 filed with the Securities and Exchange Commission on April 1, 2002 and such information will be filed at a later date pursuant to an amendment to this Form 10-K.

C.   Reports on Form 8-K

     The registrant filed a report the following reports on Form 8-K: [UPDATE if any additional 8-Ks are filed]

1. On November 29, 2001 announcing (i) the receipt of a waiver from the holders of its 9 3/8% debentures and (ii) its expectation of receiving a waiver from the lenders under its $180 million bank facility, each relating to breaches by the Company of certain covenants under the respective governing agreements;

2. On December 12, 2001 announcing (i) an addition to its reserves and (ii) its intention to promptly file a shelf registration statement;

3. On January 17, 2002 (i) attaching waivers of the Company's breach of certain covenants under its 9 3/8% debentures, bank facility and credit and reimbursement agreement; (ii) announcing the appointment of James C. Kelly as interim Chief Financial Officer and (iii) announcing the designation of Angus H. Ayliffe as principal accounting officer; and

4. On March 8, 2002, announcing (i) the signing of a definitive agreement to sell Hemisphere Management to The BISYS Group Inc., (ii) the resignation of Messers A. Wellford Tabor, K. Bruce Connell and Mr. Michael P. Esposito. and Ms. Fiona E. Luck, directors appointed by its 9 3/8% debenture holders, as directors, and the resignation of Mr. William Galtney, Jr. as director; and (iii) the retention of Greenhill & Co., LLC to assist in developing a restructuring of its balance sheet.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized, in Hamilton, Bermuda, on April 1, 2002.

                                         MUTUAL RISK MANAGEMENT, LTD.



                                         By: /s/ Robert A. Mulderig
                                            ------------------------------------
                                            Robert A. Mulderig
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                        Title                           Date
    ---------                        -----                           ----

/s/ Robert A. Mulderig  Chairman and Chief Executive Officer      April 1, 2002
----------------------  (Principal Executive Officer)
Robert A. Mulderig

/s/ John Kessock Jr.    President and Director                    April 1, 2002
----------------------  (Authorized U.S. Representative)
John Kessock Jr.

/s/ Richard G. Turner   Executive Vice President and Director     April 1, 2002
----------------------
Richard G. Turner

/s/ Glenn R. Partridge  Executive Vice President and Director     April 1, 2002
----------------------
Glenn R. Partridge

/s/ Angus H. Ayliffe    Chief Financial Officer and Controller    April 1, 2002
----------------------  (Principal Accounting and Financial
Angus H. Ayliffe        Officer)


/s/ Roger E. Dailey     Director                                  April 1, 2002
----------------------
Roger E. Dailey

/s/ David J. Doyle      Director                                  April 1, 2002
----------------------
David J. Doyle

/s/ Arthur E. Engel     Director                                  April 1, 2002
----------------------
Arthur E. Engel
                                     -37-

      Signature               Title                                  Date
      ---------               -----                                  ----

/s/ Jerry S. Rosenbloom Director                                 April 1, 2002
-----------------------
Jerry S. Rosenbloom

/s/ Norman L. Rosenthal Director                                 April 1, 2002
-----------------------
Norman L. Rosenthal

/s/ Joseph D. Sargent   Director                                 April 1, 2002
-----------------------
Joseph D. Sargent