Form 10-K/A
period 2001-12-31
MUTUAL RISK MANAGEMENT LTD
filed 2002-11-08
CIK 826918

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                          Commission File No. 1-10760

                               -----------------

                          MUTUAL RISK MANAGEMENT LTD.
            (Exact name of registrant as specified in its charter)


                      Bermuda                Not Applicable
                 (Jurisdiction of           (I.R.S. Employer
                  Incorporation)           Identification No.)

                               44 Church Street
                            Hamilton HM 12 Bermuda
                                (441) 295-5688
              (Address, including zip code, and telephone number,
      including area code, of registrant's principal executive offices).

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                        Name of Each Exchange on
                Title of Each Class         Which Registered
                -------------------     ------------------------
                  Common Shares,                  None
                  $.01 par value.

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[_] No [X]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   At September 30, 2002, the registrant had outstanding 41,639,188 Common Shares, the only class of the registrant's common stock outstanding, and the aggregate market value of the common stock held by non- affiliates at such date was $1,873,763 (based on the closing price of such Common Shares of $0.045 on September 18, 2002, as reported on the Pink Sheets).

   This Form 10-K/A amends and restates all items contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002. Items 6, 7, 8 and 14 are being filed for the first time in this Form 10-K/A.

================================================================================

                          MUTUAL RISK MANAGEMENT LTD

                               TABLE OF CONTENTS

Item                                                                                       Page
----                                                                                       ----

                                            PART I

1.   Business.............................................................................   3
2.   Properties...........................................................................  27
3.   Legal Proceedings....................................................................  27
4.   Submission of Matters to a Vote of Security Holders..................................  30

                                            PART II

5.   Market for Common Shares and Related Stockholder Matters.............................  31
6.   Selected Consolidated Financial Data.................................................  32
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations  33
7A.  Quantitative and Qualitative Disclosures about Market Risk...........................  51
8.   Financial Statements and Supplementary Data..........................................  51
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  92

                                           PART III

10.  Directors and Executive Officers.....................................................  92
11.  Executive Compensation...............................................................  94
12.  Security Ownership of Certain Beneficial Owners and Management.......................  99
13.  Certain Transactions................................................................. 102

                                            PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...................... 103

                                    PART I

ITEM 1.   BUSINESS

Recent Developments

   In the fourth quarter of 2001 the Company incurred a net loss of $122.7 million, or $2.93 as compared to a net loss of $37.8 million, or $0.91 per diluted share in 2000.

   The results for 2001 included:

  . a valuation allowance against the U.S. net deferred tax asset of $63.0 million, or $1.50 per diluted share;

  . an addition to the Company's reserves for losses and loss expenses of $74.5 million;

  . a gain on the sale of the Company's interest in Tremont Advisors Inc. and Tremont MRM Services Ltd. of $20.8 million;

  . a loss on the expected disposal of the Company's CompFirst underwriting management subsidiary of $5.4 million;

  . reductions in the carrying value of a number of the Company's investments, including certain Collateralized Bond Obligations, of $10.4 million and additional realized losses on investments of $9.1 million after determination that certain of the Company's investments in marketable securities were subject to an "other than temporary" decline in market value in accordance with FAS 115;

  . additional provisions established by the Company's offshore insurance companies ( the "IPC Companies") of $13 million to reflect increased problems in collecting indemnity payments due from clients.

   As a result, the Company reported a net loss of $109.2 million, or $2.62 per diluted share, for the full 2001 year, as compared to a net loss in 2000 of $5.6 million, or $0.14 per diluted share. The loss for 2001 has had a number of significant adverse consequences for the Company:

  . On February 19, 2002, A. M. Best Company lowered the rating of the Company's U.S. insurance company subsidiaries, the Legion Companies, from "A- (Excellent)" to "B (Fair)" with a negative outlook. This rating was amended on March 29, 2002 to "E (Under Regulatory Supervision)" following Legion Insurance and Villanova being placed into rehabilitation, as discussed below. Management subsequently requested that A.M. Best no longer rate the Legion Companies, the IPC Companies and Mutual Indemnity (Dublin) Ltd.

  . The Company is in default under the terms of its 9 3/8% Convertible, Exchangeable Debentures, its bank credit facility and its letter of credit facility. The Company's 2001 audited financial statements include a going concern note due to these events of default. The Company announced on May 3, 2002 that it has reached an agreement in principle to restructure its senior debt. The agreement in principle is not binding on the senior creditors of the Company and remains subject to final negotiation, regulatory approval and the approval of other creditors. If the Company cannot restructure its debt, or reach some accommodation, the Company may be forced to liquidate through proceedings in Bermuda and/or other jurisdictions including the United States.

  . On March 28, 2002, the Commonwealth Court of Pennsylvania entered an Order of Rehabilitation placing Legion Insurance Company and Villanova Insurance Company in rehabilitation, effective April 1, 2002. As of April 1, 2002, the Insurance Commissioner of Pennsylvania has taken control over Legion Insurance and Villanova through a special deputy. Legion Insurance and Villanova consented to the entry of the Orders of Rehabilitation and waived any rights to a hearing before the Insurance Commissioner or the Commonwealth Court. On April 3, 2002, the Illinois Court entered an Order of Conservation placing Legion Indemnity in conservation. Legion Indemnity consented to the entry of the Order of Conservation and waived any rights to a hearing before the Director of Insurance or the Illinois

      Court. While not as onerous as rehabilitation, this gives the Director of Insurance of Illinois broad powers to control Legion Indemnity's operations and evaluate whether there is a need to place Legion Indemnity in rehabilitation. The Company has been advised that the Office of Special Deputy Receiver, representing the Illinois Director of Insurance, has concerns about the viability of a potential run-off or rehabilitation of Legion Indemnity Company. In the event such a run-off or rehabilitation is deemed unfeasible by the Director, liquidation of the company is the likely course of action by the Director. The insurance companies were placed in rehabilitation due to cash flow issues arising as a result of the ratings downgrade and concerns regarding the timely collection of reinsurance. See "Notes to the Consolidated Financial Statements--Note 23".

  . On August 28 and 29, 2002 the Insurance Commissioner of Pennsylvania filed petitions to liquidate Legion and Villanova. The Company has filed a petition opposing the liquidation. A court hearing on the petitions has not to date been scheduled.

  . On September 10, 2002, the Illinois Insurance Department filed a motion seeking to liquidate Legion Indemnity Company. A court hearing on the motion has not to date been scheduled.

  . The Company's investment in the Legion Companies and their subsidiaries will be accounted for using the cost method as of March 31, 2002. The carrying values will be written down to Nil due to uncertainty as to whether they will emerge from rehabilitation and conservation. See "Notes to the Consolidated Financial Statements--Note 23". The carrying values of certain of the Company's other subsidiaries is also being reviewed and additional write downs of up to approximately $12 million are likely. The write down primarily relates to goodwill to be written off in connection with the need to sell the remaining assets in the Company's financial services segment during 2002.

  . The Company has entered into an agreement with the Bermuda Monetary Authority under which the Authority has appointed a Review Team to monitor the Company's business on an ongoing basis.

  . The New York Stock Exchange has delisted our common shares for failure to meet the New York Stock Exchange's minimum listing requirements.

   As discussed in more detail below, the Company is in the process of negotiating a restructuring plan with our lenders. It is possible that we may need to seek buyers for a number of our fee based subsidiaries in order to satisfy our creditors. If we are unable to effect a restructuring plan with our creditors, the Company may file for voluntary liquidation in Bermuda and/or other jurisdictions including the United States. If the Company did file for voluntary liquidation, administrative expenses, policyholder claims and general creditors, among others, would be paid before shareholders receive anything. It is unlikely that any proceeds of the liquidation would remain after the claims of the general creditors were satisfied. The Company has retained Greenhill & Co. LLC, a financial adviser, to assist it in evaluating its strategic options and restructuring its obligations to its banks and debenture holders.

   While the Company remains in default of covenants in the agreements governing its 9 3/8% debentures, it may not pay dividends. The Company does not expect to pay dividends in the foreseeable future.

   On March 21, 2002, the Company completed the sale of its fund administration business, principally Hemisphere Management Ltd. The proceeds of the sale, which amounted to approximately $114.6 million with a gain on sale of approximately $97 million after taxes and expenses, have been used to repay indebtedness. This business had revenues of $35.3 million and net income of $7.9 million in 2001.

   On March 25, 2002, Mr. Angus H. Ayliffe, the Company's Controller, was appointed to be the Company's Chief Financial Officer, replacing Mr. James Kelly who was previously acting in that capacity on an interim basis.

   Mr. A. Welford Tabor, Mr. Michael Esposito, Ms. Fiona Luck and Mr. K. Bruce Connell, directors of the Company designated by holders of 9 3/8% debentures, have resigned as directors. An additional director,

Mr. William Galtney, also resigned. On April 8, 2002, Mr. John Kessock resigned as the Company's president and as a director. Two further directors have also resigned, Glen Partridge on April 22, 2002 and David Doyle on May 3, 2002. At this time, our board of directors consists of seven members, one of which is an employee of the Company.

   On June 24, 2002, the Company completed the sale of the assets of Captive Resources LLC, a manager of group captive insurance companies. The net proceeds of the sale, which amount to approximately $26.3 million after taxes and expenses, are being held by the Company in a separate account and will be used to repay the Company's senior creditors.

   Due to the rehabilitation, and subsequent liquidation petitions, of the Legion Companies, the Company had been seeking one or more replacement insurance companies to issue policies in connection with our Corporate Risk Management business. However, the Company was unsuccessful in obtaining such replacement insurance companies and the "rent-a-captive" operations have effectively gone into run-off. As a result, the marketing division CRS Services Inc. was closed down effective June 28, 2002.

   The IPC Companies have provided letters of credit to the Legion Companies as security for the obligations of those companies under reinsurance arrangements with the Legion Companies. These letters of credit are collateralized by cash, investments and letters of credit provided to the IPC Companies. (See "Notes to the Financial Statements - Note 3"). The providers of the letter of credit facility declined to renew the facility and effective July 11, 2002 the letter of credit facility was replaced by trust arrangements in favor of the Legion Companies. The trusts are funded by the collateral that previously supported the letter of credit facility. The IPC Companies entered into a binding letter agreement dated July 3 with the Rehabilitator of Legion and Villanova providing for the commutation of a substantial amount of reinsurance businesses ceded by Legion and Villanova to the IPC companies. The commutation also clarifies numerous issues relating to rights of set off and access to assets held by the IPC companies. While the documentation relating to the proposed commutation has been substantially complete for a number of weeks, the Rehabilitator has recently declined to complete the transactions. Mutual Risk Management and the IPC Companies are seeking a court order directing the Rehabilitator to honor the terms of the agreements and to complete the commutation on the agreed terms. If the commutation is not completed, it may force one or more of the IPC companies to seek protection through a scheme of arrangement or other proceeding. A scheme of arrangement in Bermuda is a court approved compromise with the Company's creditors.

   On Friday, October 18, 2002, the Board of Directors of the Company appointed Mr. David Ezekiel as a member of the Board. Mr. Ezekiel currently is the President and Managing Director of International Advisory Services Ltd., a subsidiary of the Company, and a director of MRM Services Ltd.

   Due to the Company's inability to secure an extension of its current Directors' and Officers' insurance policy or to obtain acceptable replacement coverage, Roger E. Dailey, Arthur E. Engel, Jerry S. Rosenbloom, Norman L. Rosenthal, Joseph D. Sargent and Richard G. Turner then resigned as Directors of the Company, effective October 19, 2002. Mr. Paul Scope, Chairman and Chief Executive Officer of the Park Group Limited, the Company's insurance brokerage subsidiary, was subsequently appointed to the Board on October 31, 2002.

   Effective November 1, 2002, Mr. Robert Mulderig retired as a director of the Company and as its Chairman and Chief Executive Officer. Mr. Ezekiel was appointed as Chairman and Chief Executive Officer with immediate effect. As a result, the Company currently has two directors, Mr. Ezekiel and Mr. Scope each of whom will serve until the next Annual General Meeting of shareholders.

The Company

   Mutual Risk Management Ltd., incorporated in 1977 and headquartered in Bermuda, provides insurance and financial services to buyers of commercial insurance. Our principal focus has been on the alternative market. The alternative market is an alternative to traditional commercial insurance that allows companies to self-insure a significant amount of their loss exposure, transferring only the unpredictable excess risk to insurers. Services we have historically provided include designing and implementing risk financing programs, issuing insurance policies, managing a client's captive insurance company or providing access to one of our "rent-a-captive" entities, arranging reinsurance coverage and providing or coordinating the purchase of loss prevention and claims administration services. As a result of the rehabilitation and liquidation proceedings relating to the Legion Companies we had been seeking one or more replacement insurance companies to provide the policy issuing services related to our alternative market business although this has proved unsuccessful. This led to the IPC Companies effectively going into run-off. Until the recent sale of our fund administration business, principally Hemisphere Management Ltd., we were also a provider of services to offshore mutual funds and other companies.

   Historically, the majority of our business was not intended to involve the assumption of significant underwriting risk, and a substantial amount of our revenues was derived from fee-based income. However, during 2001 we changed our strategic direction in one of our four primary business lines, Program
Business, and we began to transition that line to a business segment that focused on underwriting specialty commercial insurance. For the year ended December 31, 2001, fee income totaled $137.7 million or 28.8% of total revenues.

   In 2001, our business consisted of four distinct business segments. Three of these segments generated revenues through fee income. The fourth segment, Specialty Insurance, sought to earn a profit from successfully underwriting risk. As a result of the rehabilitation orders relating to the Legion Companies, this segment ceased writing new business as of April 1, 2002. As referred to above, the sale of our fund administration business, principally Hemisphere Management Ltd., has significantly reduced the size and scale of our Financial Services segment.

   Corporate Risk Management. We are a provider of services for the alternative market through our Corporate Risk Management segment. Corporate Risk Management, our original business line from our formation in 1977, involves providing services to businesses and associations seeking to insure a portion of their risk in an alternative market structure. The benefits of alternative market techniques may include lower and more stable costs, greater control over the client's risk management program and an increased emphasis by the client on loss prevention and loss control. We earn our fees by designing and implementing risk financing and loss control programs for medium and large-sized companies that seek to self-insure a portion of their insurable risk and by providing consulting, accounting, administrative, investment management and regulatory services. Typically, one of our insurance companies issued an insurance policy to the customer, and we then reinsured the portion of the risk that the client wished to self-insure to either the client's captive insurance company or a "rent-a-captive" company in which the underwriting results are for the client's account. Due to the rehabilitation of the Legion Companies, we had been seeking one or more replacement insurance companies to issue policies in connection with our Corporate Risk Management business. However, the Company was unsuccessful in obtaining such replacement insurance companies and the "rent-a-captive" operations have effectively gone into run-off. Traditionally, the excess risk has been reinsured to a third-party reinsurer. During 2001, the Company assumed an increased amount of risk in excess layers. The amount of premium retained to fund the Company's risk in these layers in 2001 was $5.2 million. However, due to the rehabilitation of the Legion Companies, the Specialty Insurance business segment has ceased writing business and assuming risk. Our Corporate Risk management segment also includes our captive management operations and, until the recent sale, Captive Resources Inc. Captive Resources provided management services to group captive insurance companies, neither the captive management operations or Captive Resources significantly utilize any of the Legion Companies. The Corporate Risk Management segment accounted for 42% of fee income for the year ended December 31, 2001.

   Financial Services. We established our Financial Services segment in 1996 with the acquisition of The Hemisphere Group Limited. The Financial Services segment historically provided administrative services to offshore mutual funds and other companies and trusts. We also offered a proprietary family of mutual funds as well as asset accumulation life insurance products for the high net worth market. This segment accounted for 39% of fee income for the year ended December 31, 2001. On March 21, 2002, the Company completed the sale of its fund administration business, principally Hemisphere Management Ltd., to The BISYS Group, Inc. Cash proceeds to the Company were approximately $114.6 million with a gain on sale of approximately $97 million after taxes and expenses. The proceeds of the sale have been used to repay indebtedness. As a result of this sale, our Financial

Services segment principally consists of providing administrative services to companies and trusts. The portion of the Financial Services segment that was retained by the Company subsequent to the BISYS transaction accounted for 14% of the Company's fee income for the year ended December 31, 2001. The Company is presently considering its options and reviewing the carrying value of its remaining investments in this segment. It is possible that the Company may pursue further asset sales in this segment, but we cannot assure you that these will occur.

   Specialty Brokerage. From the original operating unit formed in London in 1991, now known as Park (London) Ltd., a Lloyd's Broker, the Specialty Brokerage segment has grown both organically and by acquisition to its present level. In 1999 the decision was made to combine all our broking operations into one unit to better coordinate activities and improve customer service.

   Headquartered in Bermuda, Specialty Brokerage provides insurance and reinsurance broking services from offices in London, New York, Philadelphia, Chicago and San Francisco. The group provides access to markets on a global basis with specific emphasis on U.S. Property & Casualty, Directors & Officers, Utility Industry, Accident and Health, Marine and Energy Reinsurance, Captive Reinsurance and Financial Reinsurance.

   Specialty Brokerage fees of $3.3 million, or 17% of its total fees for the year ended December 31, 2001 related to transactions involving the Legion Companies. The rehabilitation of Legion Insurance and Villanova, the conservation of Legion Indemnity and subsequent liquidation petitions will adversely affect fee income for this segment.

   Specialty Insurance. Our Specialty Insurance segment replaced our former Program Business segment, in which we insured specialty books of commercial insurance but ceded the majority of the risk to third-party reinsurers, in essence acting as a conduit between producers of the business and reinsurers wanting to write the business. In response to problems we encountered in our Program Business model and changes in market conditions and the pricing environment, in 2001 we began to increase the risk we retained, focusing on those programs which have historically shown significant profitability and running off the less profitable programs. This segment accounted for 5.5% of fee income for the year ended December 31, 2001. As a result of the rehabilitation, conservation and liquidation petitions of the Legion Companies, effective April 1, 2002, we ceased writing new business in this segment.

   For the year ended December 31, 2001, our total revenues were $477.8 million, as adjusted to reflect the new accounting presentation discussed in the notes to the Financial Statements. As of December 31, 2001, we had shareholders' equity of $261.5 million and total assets of $5,363.1 million, $642.2 million of which was in our investment portfolio. The Company's shareholders' equity and total assets have been materially adversely impacted in the first quarter of 2002 as a consequence of the rehabilitation, conservation and liquidation petitions of the Legion Companies. (See "Notes to the Consolidated Financial Statements--Note 23")

   Our principal executive offices are located at 44 Church Street, Hamilton HM 12 Bermuda, and our telephone number is (441) 295-5688.

Insurance Services

   The structure of our programs historically placed most of the underwriting risk with our clients or reinsurers. For regulatory and other reasons, however, we were required to assume a limited amount of risk. Historically, we sought to limit this risk to the minimum level feasible. This historical approach to risk distinguished us from typical property/casualty insurance companies, which assume significant levels of underwriting risk as part of their business. We sought to earn a profit from fees for services provided rather than from underwriting risk. Commencing in 2001, we began to increase the amount of underwriting risk we retained with the transition to a Specialty Insurance Company Model. This change in our approach reflected improved pricing in the property/casualty insurance market and a desire to reduce our dependence on reinsurance, to reduce the amount of our reinsurance recoverables and to improve cash flow. However, due to the rehabilitation and conservation of the Legion Companies, this business segment ceased writing new business effective April 1, 2002.

   We marketed our services exclusively to retail insurance brokers and consultants representing clients. The services offered to clients in connection with our products typically included the following:

  .   design and implementation of a risk financing program;

  . issuance of an insurance policy prior to the rehabilitation orders by one of our Legion Companies, which include Legion Insurance, Legion Indemnity and Villanova;

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

   One of our major products is the IPC program, which is now effectively in run-off. This program allows the client to retain a significant portion of its own loss exposure without the administrative costs and capital commitment necessary to establish and operate its own captive insurance company. The actual amount of underwriting profit and investment income produced by the client's IPC program is returned to the client, creating a direct incentive for it to engage in loss prevention and loss control in order to reduce the overall cost of financing its loss exposures.

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

   From 1993 to 2000, workers' compensation reforms occurred in a number of states, most notably in California, which addressed many of these issues. A number of markets have seen a significant decline in premium rates due to new capacity entering the market subsequent to these reforms. These lower premium rates reduced the fees we earn on our programs as fees are based on premiums. Notwithstanding these adverse changes in the market, workers' compensation continued to be suitable for the alternative market because many states set rates or enforce minimum rate laws which prohibit the commercial insurance market from offering premium discounts to insureds with favorable loss experience. This caused these clients to seek an alternative method of funding their workers' compensation exposure, which rewards their status as a preferred risk. In addition, workers' compensation involves relatively frequent, predictable levels of loss, which are the type favored by clients for alternative market insurance programs. Workers' compensation rates began to increase in 2000 as a result of adverse results reported by many companies due to the low rates prevailing in recent years. The tragic events of September 11, 2001 caused a significant further increase in workers' compensation rates.

   In addition to workers' compensation, our programs are utilized for accident and health insurance and other casualty insurance lines such as medical malpractice, general liability and commercial auto liability.

   At December 31, 2001, we had a total of 1,636 employees. Largely as a result of the sale of our fund administration business, the rehabilitation of the Legion Companies, the sale of Captive Resources LLC and the closure of the marketing operations of CRS Services Inc., the number of employees has fallen to approximately 440 as at July 1, 2002.

Marketing--CRS Services Inc.
   Our wholly owned subsidiary, CRS Services Inc, also referred to as CRS, marketed our services in the United States, Canada and Europe to insurance brokers and consultants representing clients. CRS also designed risk financing programs for potential clients in conjunction with their insurance brokers and consultants. Through offices in Philadelphia and California, CRS marketed these services using direct mail, advertising, seminars and trade and industry conventions.

   CRS sought to become actively involved with the insurance broker in the presentation of our services to potential clients and maintains a direct relationship with the client after the sale. CRS assisted brokers in the design and implementation of risk financing programs, although the extent of this involvement depended on the size, experience and resources of the particular broker. Members of the CRS staff frequently provided supporting promotional materials and assisted in the preparation of financial analyses, comparing the net present value, after-tax cost of an IPC program with alternative approaches. Representatives of CRS sought to be present at meetings with potential clients to explain how the IPC program works, including how the reinsurance is handled, how funds are invested and how underwriting profits and investment income are returned.

   Due to the Company being unsuccessful in obtaining replacement insurance companies to issue policies in connection with its Corporate Risk Management business, the IPC operations have now effectively gone into run-off. As a result CRS Services Inc. was closed down effective June 28, 2002.

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

   In addition to programs for corporate clients, we also offer an association IPC program, which allows smaller insureds to collectively take advantage of the financial benefits available to larger corporate insureds individually. The inability to use the Legion Companies to provide policy issuing services will adversely effect our ability to market the IPC program, which will adversely affect our fee income. On February 19, 2002, A.M. Best Company lowered the rating of these IPC Companies from "A- (Excellent)" to "B+ (Very Good)" with a negative outlook and further downgraded the rating to C (Weak) on April 17, 2002. On April 19, 2002, A.M. Best Company changed this rating to NR-4 (Company Request) as a result of management requesting that the IPC Companies no longer be rated.

Specialty Insurance

   Our Specialty Insurance segment replaced our former Program Business segment, in which we insured specialty books of commercial insurance but ceded the majority of the risk to reinsurers, in essence acting as a conduit between producers of the business and reinsurers wanting to write the business. In response to problems we encountered in our Program Business model and changes in market conditions and the pricing environment, in 2001 we began to increase the risk we retained, focusing on those programs that have historically shown significant profitability while running off the less profitable programs. In 2001, we hired a senior executive to be the chief underwriting officer of the Legion Companies with responsibility for implementing this change in strategy. The rehabilitation of and petitions to liquidate the Legion Companies means that we will no longer be able to pursue this strategy, and we no longer retain a chief underwriting officer.

Specialty Brokerage

   From the original operating unit formed in London in 1991, now known as Park (London) Ltd., a Lloyd's Broker, the Specialty Brokerage segment has grown both organically and by acquisition to its present level. In 1999 the decision was made to combine all our broking operations into one unit to better coordinate activities and improve customer service.

   Headquartered in Bermuda, Specialty Brokerage provides insurance and reinsurance broking services from offices in London, New York, Philadelphia, Chicago and San Francisco. The group provides access to markets on a global basis with specific emphasis on U.S. Property & Casualty, Directors & Officers, Utility Industry, Accident and Health, Marine and Energy Reinsurance, Captive Reinsurance and Financial Reinsurance.

   Specialty Brokerage fees of $3.3 million, or 17% of its total fees in 2001, related to transactions involving the Legion Companies. The rehabilitation of Legion Insurance and Villanova, the conservation of Legion Indemnity, and petitions to liquidate will adversely affect fee income for this segment.

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

   On March 21, 2002, we completed the sale of our fund administration business, principally Hemisphere Management Ltd., to The BISYS Group, Inc. Cash proceeds to the Company were approximately $114.6 million with a gain on sale of approximately $97 million after tax and expenses. The proceeds of the sale have been used to repay indebtedness. As a result of this sale, our Financial Services segment currently consists of providing administrative services to companies and trusts. The Company is presently considering its options with respect to the trust business.

   On May 9, 2002 the Company completed the sale of its variable life insurance subsidiary, MRM Life Ltd. MRM Life Ltd. is a protected cell company incorporated in Bermuda.

   It is possible that the Company may pursue further asset sales, but we cannot assure you that this will occur.

Competition

   Our insurance services compete with self-insurance plans, captive insurance companies managed by others and a variety of risk financing insurance policies. We believe that the IPC program is the largest independent alternative market facility that is not affiliated with either a major retail insurance broker or a major insurance company. We face significant competition in marketing the IPC program from other risk management programs offered by U.S. insurance companies, from captive insurance companies for large insureds and from rent-a-captives organized by large insurance companies and brokers. The inability to use the Legion Companies to provide policy issuing services will adversely affect our ability to market the IPC program, which will adversely affect our fee income.

   The primary basis for competition among these alternative risk management vehicles varies with the financial and insurance needs and resources of each potential insurance buyer. The principal factors that are considered include an analysis of the net present value, after-tax cost of financing the client's expected level of losses, the amount of premium and collateral required, the attachment point of excess coverage provided in the event losses exceed expected levels, as well as cash flow and tax planning considerations and the expected quality and consistency of the services to be provided. Some insureds may also consider financial strength ratings. As a result of the Pennsylvania rehabilitation orders and the Illinois conservation order discussed above, the Legion Companies were rated "E (Under Regulatory Supervision)" by A.M.Best Company and "R (Under Regulatory Supervision)" by Standard & Poor's Rating Services. Management subsequently requested that A. M. Best no longer rate these companies.

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

   The boards of directors of the Company, Legion Insurance and Villanova consented to Legion Insurance and Villanova being placed under voluntary rehabilitation by the Pennsylvania Insurance Department. The Insurance Commissioner of Pennsylvania petitioned the Commonwealth Court of Pennsylvania for Orders of Rehabilitation for Legion Insurance and Villanova, which were granted on March 28, 2002, and entered into effect on April 1, 2002. We will refer to these Orders of Rehabilitation as the Pennsylvania Orders.

   The Insurance Commissioner of Pennsylvania has appointed deputy receivers, also known as rehabilitators, who have taken possession of all the assets of Legion Insurance and Villanova and assumed all of the powers of their directors, officers and managers. The Pennsylvania Orders empower the rehabilitators to take any action they deem necessary to correct the conditions that led to Legion Insurance and Villanova being placed in rehabilitation. For example, the rehabilitators may direct and manage Legion Insurance and Villanova, deal with their property and business, hire and discharge their employees and pursue legal remedies on their behalf. The rehabilitators may prepare a plan for the reorganization, consolidation, conversion, reinsurance, merger or other transformation of Legion Insurance and Villanova, which would need to be approved by the appropriate court. The rehabilitators may also cause Legion Insurance and Villanova to cease writing one or more lines of business, or alternatively allow Legion Insurance and Villanova to continue writing one or more lines of business.

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

   On August 28 and 29, 2002, the Insurance Commissioner of Pennsylvania filed petitions to liquidate Legion and Villanova. A court hearing on the petitions has not to date been scheduled.

   In addition, other states in which Legion Insurance and Villanova are licensed may commence proceedings to secure the assets of Legion Insurance and Villanova located in these states. We are not aware of any such proceedings being brought at this time.

   Because we will not control Legion Insurance or Villanova while they are under rehabilitation or liquidation, we cannot use them to facilitate our Corporate Risk Management business segment or our Specialty Insurance business segment.

   The Illinois Court entered an Order of Conservation placing Legion Indemnity in conservation on April 3, 2002. Legion Indemnity consented to the entry of the Order of Conservation and waived any right to a hearing before the Director of Insurance or the Illinois Court. While not as onerous as rehabilitation, this gives the Director of Insurance of Illinois broad powers to control Legion Indemnity's operations and evaluate whether there is a need to place Legion Indemnity in rehabilitation. The Company has been advised that the Office of Special Deputy Receiver, representing the Illinois Director of Insurance, has concerns about the viability of a potential run-off or rehabilitation of Legion Indemnity Company. In the event such a run-off or rehabilitation is deemed unfeasible by the Director, liquidation of the company is the likely course of action by the Director.

   On September 10, 2002, the Illinois Insurance Department filed a motion seeking to liquidate Legion Indemnity Company. A court hearing on the motion has not to date been scheduled.

   Because the Legion Companies are licensed in California, the Insurance Commissioner of California may also bring "ancillary proceedings" against the Legion Companies, which are a type of insolvency proceeding. We are not yet aware of any such "ancillary proceedings" being brought in California.

   Historically, the Legion Companies, in our Program Business model, replaced traditional insurers as the conduit between producers of specialty books of business and reinsurers wishing to write that business. Beginning in 2001, Legion significantly increased its risk retention on selected programs where it believed it could earn an underwriting profit. However, as a result of the rehabilitation, conservation and petitions to liquidate the Legion Companies, we have, effective April 1, 2002, ceased writing new business in this segment.

   For the Corporate Risk Management business, the Legion Companies have established a reinsurance treaty with unaffiliated reinsurers to transfer the specific and aggregate excess risk above the client's retention. The client's retention is negotiated separately for each program and reflects the amount of risk the client wishes to retain for its program on both a specific and aggregate basis. Historically, in our Program Business model, the Legion Companies typically purchased a separate reinsurance treaty, both on a quota share and a specific and aggregate excess of loss basis, in respect of each program. It has been the Legion Companies' policy to place substantially all reinsurance with unaffiliated commercial reinsurers whose ratings from A.M. Best Company are A- or higher at the time of placement. At December 31, 2001, the largest reinsurance recoverable from unaffiliated commercial reinsurers was $337.2 million from Lloyd's of London, $240.0 million from Transatlantic Reinsurance Company, a participant on several layers of specific and aggregate reinsurance with respect to various of our Program and Corporate Risk Management business; $291.6 million from GE Reinsurance Corp., which is a reinsurer on several current treaties; $125.3 million from Hannover Ruckversicherungs AG and $115.7 million from American Re-Insurance Company, which are both reinsurers on several current treaties. As of March 7, 2002, Lloyd's of London is rated A-, Transatlantic is rated A++, GE Reinsurance Corporation is rated A++, Hannover Ruckversicherungs AG is rated A+u (under review with developing implications) and American Re-Insurance is rated A++ by A.M. Best Company.

   In order to take regulatory credit for reinsurance ceded to one of the IPC Companies or to a captive insurance company, the Legion Company must receive a letter of credit for the amount of the insurance reserves ceded since the companies to which the reinsurance is ceded are not licensed reinsurers in any state of the United States. The letter of credit must be issued or confirmed by a bank which is a member of the U.S. Federal Reserve System. At December 31, 2001, the Legion Companies had $404.9 million of letters of credit, of which $243.8 million were supplied by the IPC Companies. The letter of credit from the IPC Companies was replaced by a funds witheld trust arrangement in July 2002. See "Notes to the Financial Statements--Note 3".

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

   The Legion Companies are subject to regulation and supervision by the insurance regulatory authorities of the various states of the United States in which they conduct business. This regulation is intended primarily for the benefit of policyholders. State insurance departments have broad regulatory, supervisory and administrative powers. These powers relate primarily to the standards of solvency which must be met and maintained, the licensing of insurers and their agents, the approval of rates and forms and policies used, the nature of, and limitations on, insurers' investments, the form and content of periodic and other reports required to be filed, and the establishment of reserves required to be maintained for unearned premiums, losses and loss expenses, or other purposes. As discussed above, Legion Insurance and Villanova agreed to be placed into rehabilitation by the Pennsylvania Insurance Department and Legion Indemnity has agreed to be placed into conservation by the Director of Insurance of Illinois and the Pennsylvania Insurance Department and Illinois Director of Insurance have petitioned for the liquidation of Legion Insurance and Villanova and Legion Indemnity, respectively.

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

   The National Association of Insurance Commissioners, also known as the NAIC, has established the Insurance Regulatory Information System, also known as IRIS, to assist state insurance departments in their regulation and oversight of insurance companies domiciled or operating in their respective states. IRIS has established a set of twelve financial ratios with specified "unusual values" for each ratio. Companies reporting four or more unusual values on the IRIS ratios may expect inquiries from individual state insurance departments concerning specific aspects of the insurer's financial position. As of December 31, 2001, Legion Insurance, Villanova and Legion Indemnity, had seven, eight and five unusual values, respectively. Two of Legion Insurance's ratios:
Surplus Aid to Surplus and Agent's Balance to Surplus are directly related to Legion's reduced surplus. Three other ratios, Two-year Overall Operating, One-year Reserve Development and Two-year Reserve Development were impacted by the write-off of reinsurance recoverable from Reliance Insurance Company and adverse loss development of some discontinued program business. Change in Net Writings is directly related to the strategic transition to become a Specialty Insurance Company, retaining more risk. Liabilities to Liquid Assets was unusual due to a loss reserve increase for the write-off of Reliance Insurance Company reinsurance recoverable as well as an increase in other recoverable balances.

   Villanova had two unusual values related to premium growth, Gross Premiums Written to Surplus and Change in Net Writings. Gross Premiums Written to Surplus and Change in Net writings were directly affected by the increase in the inter-company pooling percentage for Villanova. The Change in Net Writings was also affected by the strategic transition to become a Specialty Insurance Company, retaining more risk. The write-off of reinsurance recoverable balances from Reliance Insurance Company affected three ratios, Two-year Overall Operating, Liabilities to Liquid Assets and One-year Reserve Development. The adverse loss development on discontinued business affected four ratios, Two-year Overall Operating, Change in Surplus, Agents Balances to Surplus and One-year Reserve Development. The Change in Surplus ratio was also affected by the increase in inter-company pooling percentage for Villanova. Reduced surplus directly affected the Change in Surplus and the Agents Balance to Surplus ratios. The Investment Yield ratio was affected by Villanova taking ownership of MGA premium trust and TPA claims accounts. As a result, Villanova had a higher percentage of its assets invested in cash.

   Legion Indemnity had one unusual value related to premium growth, Change in Net Writings, which like Villanova and Legion Insurance, is directly related to the strategic transition to become a Specialty Insurance Company. Surplus Aid to Surplus was directly related to Legion Indemnity's reduced surplus. The Two-year Overall Operating and One-year Reserve Development ratios were impacted by the write-off of reinsurance recoverable from Reliance Insurance Company and adverse loss development of some discontinued program business. The Liabilities to Liquid Assets was unusual due to a loss reserve increase for the write-off of Reliance Insurance Company reinsurance recoverable as well as an increase in other recoverable balances.

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

   Although the Legion Companies met all the RBC requirements, they were placed in rehabilitation due to cash flow issues as a result of the ratings downgrade and concerns regarding the timely collection of reinsurance.

   The Legion Companies are permitted to pay dividends only from statutory earned surplus. Subject to this limitation, the maximum amount of dividends that they are able to pay in any twelve-month period will be the greater of statutory net income in the preceding year or 10% of statutory surplus. Based on 2001 results, the maximum dividend the Legion Companies would have been permitted to pay in 2002 is $36.1 million. Due to the Legion Companies being placed in rehabilitation and conservation, dividends will not be allowed for the foreseeable future.

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

   Gross loss reserves of $150.1 million and $169.6 million at December 31, 2001 and 2000, respectively, have been discounted by $14.7 million and $12.0 million, respectively, assuming interest rates of approximately 4% for medical malpractice reserves and excess workers' compensation reserves based on the recommended rate under Pennsylvania law. These reserves are also discounted in our regulatory filings. In 1993, we adopted SFAS 113 and reclassified substantially all of our net retained medical malpractice reserves as claims deposit liabilities. On a net basis, therefore, the only discounted reserves are those relating to the Company's share of the excess reinsurance coverage provided in connection with each program. After reinsurance, the net effect of this discounting was to increase net income after tax by $2.3 million in 2001 and to increase net income after tax by $0.2 million in 2000. This discounting reduced net loss reserves on our consolidated balance sheets by $6.6 million and $4.0 million at December 31, 2001 and 2000, respectively.

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

   The following table sets forth a reconciliation of beginning and ending reserves for losses and loss expenses in accordance with accounting principles generally accepted in the United States, also referred to as GAAP:

                                                                      Year ended December 31,
                                                                ----------------------------------
                                                                   2001        2000        1999
                                                                ----------  ----------  ----------
                                                                          (In thousands)
Gross reserves for losses and loss expenses, beginning of year. $2,529,183  $1,860,120  $1,190,426
Recoverable from reinsurers....................................  2,307,466   1,729,936   1,079,562
                                                                ----------  ----------  ----------
Net reserves for losses and loss expenses, beginning of year...    221,717     130,184     110,864
Less: Other net reserves(1)....................................     (5,015)     (8,058)    (10,184)
                                                                ----------  ----------  ----------
                                                                   216,702     122,126     100,680
Provision for losses and loss expenses for claims occurring in:
   Current year................................................    188,845     158,666     140,574
   Prior years(2)..............................................    128,090      68,439       7,131
                                                                ----------  ----------  ----------
Total losses and loss expenses incurred........................    316,935     227,105     147,705
                                                                ----------  ----------  ----------
Payments for losses and loss expenses for claims occurring in:
   Current year................................................    (64,128)    (29,205)    (61,697)
   Prior years.................................................   (100,004)   (103,324)    (64,562)
                                                                ----------  ----------  ----------
Total payments.................................................   (164,132)   (132,529)   (126,259)
                                                                ----------  ----------  ----------
Net reserves for losses and loss expenses, end of year.........    369,506     216,702     122,126
Other net reserves(1)..........................................      4,276       5,015       8,058
                                                                ----------  ----------  ----------
                                                                   373,782     221,717     130,184
                                                                ----------  ----------  ----------
Recoverable from reinsurers....................................  2,560,602   2,307,466   1,729,936
                                                                ----------  ----------  ----------
Gross reserves for losses and loss expenses, end of year(3).... $2,934,384  $2,529,183  $1,860,120
                                                                ==========  ==========  ==========

--------
(1) Other reserves represent reinsurance contracts which are being run-off and which were written in subsidiaries other than the Legion Companies, plus reserves for other run-off business.
(2) During 2001, 2000 and 1999, the Company reported incurred losses and loss expenses relating to prior years (change in the previously estimated liability for losses and loss expenses) of $128.1 million, $69.3 million and $7.1 million. Management's assessment of the significant conditions and events, which resulted in these changes in estimates, is as follows:

   During 2001, the increase in incurred losses and loss expenses relating to prior years resulted from:

  . Insolvency of some of the Company's reinsurers of approximately $31.1 million, with $26.9 million relating to the insolvency of Reliance Insurance Company;

  . Additional net losses of $18.8 million incurred resulting from commutations with other reinsurers;

  . Strengthening of provisions of $12.4 million relating to reinsurance recoveries;

  . An additional provision of $3.5 million for the costs of running off the business underwritten by the Company's underwriting management company, CompFirst;

  . An additional provision of $13 million established by the IPC Companies to reflect increased problems in collecting indemnity payments due to these companies from their clients; and

  . General reserve strengthening of the Company's loss reserves of $49.3 million following actuarial analysis completed during the fourth quarter of 2001. This primarily relates to a few discontinued programs written by the Company predominately through accident years 1996-1999 where the incurred losses have been much greater than anticipated at the time that they were underwritten. Due to the severity of losses under these programs, the reinsurance that the Company purchased in order to limit these losses has been exhausted and as such the Company is responsible for the losses in excess of the reinsurance coverage.

(3) Gross reserves for losses and loss expenses amounted to $2,934 million at December 31, 2001, up from $2,529 million at December 31, 2000 and $1,860 million at December 31, 1999. The 2001 increase in gross reserves resulted primarily from losses incurred on 2001 gross earned premiums of $1,527 million, including approximately $140 million in gross aviation losses related to the events of September 11, 2001 and the American Airlines accident in Queens, New York. Adverse deterioration of prior years' gross reserves at Legion amounted to approximately $104 million, or 4% of opening reserves during 2001. The adverse development in 2001 included approximately $80 million relating to programs that wrote workers' compensation risks in California. The higher levels of adverse deterioration of prior years' reserves during 1999 and 2000 resulted from broad adverse development of business written by Legion's managing general agents in a depressed market, where losses developed significantly from our initial expected loss ratio estimates.

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

                    Reconciliation of SAP and GAAP Reserves

                                                                     2001        2000        1999
                                                                  ----------  ----------  ----------
                                                                            (in thousands)
Reserves for Legion losses and loss expenses, end of year SAP.... $  343,337  $  186,809  $  141,709
Gross-up for ceded reinsurance reserves..........................  2,497,445   2,235,255   1,728,988
Provision for reinsurance uncollectible on a GAAP basis reported
  as a provision for unauthorized reinsurance on a SAP basis.....     18,775      38,810          --
Reclassification of loss reserves to claims deposit liabilities..    (11,564)     (9,697)    (13,853)
Reclassification of retroactive reinsurance reserve to receivable
  from affiliate.................................................       (137)      1,047       2,777
Elimination of statutory increase in assigned risk reserves......    (15,000)    (15,000)    (15,000)
Reserves for audit premium estimates not included on SAP basis...      1,265        (639)     (4,260)
                                                                  ----------  ----------  ----------
Reserves for Legion losses and loss expenses, end of year GAAP...  2,834,121   2,436,585   1,840,361
Other non-US Reserves............................................     95,187      85,161      11,567
                                                                  ----------  ----------  ----------
Liabilities for unpaid losses and loss expenses..................  2,930,108   2,521,746   1,851,928
Reserves on run-off business.....................................      4,276       7,437       8,192
                                                                  ----------  ----------  ----------
Total Reserves for Losses and Loss expenses, end of year GAAP.... $2,934,384  $2,529,183  $1,860,120
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

                 ANALYSIS OF LOSS AND LOSS EXPENSE DEVELOPMENT
                       (Net of Reinsurance Recoverable)


                                                                                      ------------------------------------------
                                                                                        1991       1992       1993       1994
                                                                                      --------  ---------  ---------  ---------

Gross reserve for losses and loss adjustment expenses (1)............................ $142,605  $ 191,775  $ 205,272  $ 242,189
Reinsurance reserves.................................................................  (89,295)  (113,075)  (148,637)  (178,002)
                                                                                      --------  ---------  ---------  ---------
Net reserve for losses and loss adjustment expenses..................................   53,310     78,700     56,635     64,187
Other reserves (3)...................................................................   (1,464)    (1,531)    (1,118)    (1,006)
                                                                                      --------  ---------  ---------  ---------
                                                                                        51,846     77,169     55,517     63,181
Reclassification of reserves to claim deposit liabilities (2)........................  (28,322)   (36,078)        --         --
                                                                                      --------  ---------  ---------  ---------
Reserve for losses and loss adjustment expenses restated for the effects of SFAS 113:   23,524     41,091     55,517     63,181
Reserve re-estimated as of:
One year later.......................................................................   53,193     40,443     55,131     60,917
Two years later......................................................................   24,269     41,433     52,381     56,767
Three years later....................................................................   23,298     39,351     47,657     56,291
Four years later.....................................................................   22,010     36,330     47,740     57,760
Five years later.....................................................................   20,390     36,424     48,162     57,137
Six years later......................................................................   20,500     36,652     47,907     60,443
Seven years later....................................................................   20,689     36,105     50,082     71,731
Eight years later....................................................................   22,062     37,235     55,538
Nine years later.....................................................................   23,104     39,933
Ten years later......................................................................   29,758
Cumulative Redundancy (Deficiency)...................................................   (6,234)     1,158        (21)    (8,550)
Percentage...........................................................................      -27%         3%        --        -14%
Reserve for Losses and Loss Adjustment Expenses without the effect of Discounting:
Discounted reserve................................................................... $ 51,846  $  77,169  $  55,517  $  63,181
Total Discount.......................................................................    8,345     10,785      1,387      2,905
                                                                                      --------  ---------  ---------  ---------
Ultimate Reserve Liability...........................................................   60,191     87,954     56,904     66,086
Reclassification of reserves to claim deposit liabilities (2)........................  (36,667)   (46,862)        --         --
                                                                                      --------  ---------  ---------  ---------
Ultimate reserve liability restated for the effects of SFAS 113......................   23,524     41,092     56,904     66,086
Reserve re-estimated as of:
One year later.......................................................................   60,820     40,443     56,272     63,480
Two years later......................................................................   24,269     41,433     53,410     59,186
Three years later....................................................................   23,298     39,351     48,499     58,558
Four years later.....................................................................   22,010     36,330     48,400     60,096
Five years later.....................................................................   20,390     36,424     48,854     59,294
Six years later......................................................................   20,500     36,652     48,406     63,153
Seven years later....................................................................   20,689     36,105     52,721     74,636
Eight years later....................................................................   22,062     37,060     56,925
Nine years later.....................................................................   23,104     39,933
Ten years later......................................................................   29,758
Cumulative Redundancy (Deficiency) without discount effect...........................   (6,234)     1,159        (21)    (8,550)
Percentage...........................................................................      -27%         3%        --        -13%
Cumulative Amount of Reserve Paid through:
One year later....................................................................... $  9,647  $  15,972  $  17,909  $  19,720
Two years later......................................................................   13,158     21,121     25,306     21,054
Three years later....................................................................   15,104     24,991     27,134     28,547
Four years later.....................................................................   16,897     25,510     31,972     34,398
Five years later.....................................................................   17,311     28,110     35,967     45,706
Six years later......................................................................   17,943     30,793     41,392     43,215
Seven years later....................................................................   19,494     33,432     39,531     37,466
Eight years later....................................................................   20,920     31,494     33,709
Nine years later.....................................................................   20,114     25,106
Ten years later......................................................................   20,356


                                                                                         1995       1996       1997
                                                                                      ---------  ---------  ---------

Gross reserve for losses and loss adjustment expenses (1)............................ $ 315,689  $ 419,737  $ 716,461
Reinsurance reserves.................................................................  (256,678)  (350,318)  (630,697)
                                                                                      ---------  ---------  ---------
Net reserve for losses and loss adjustment expenses..................................    59,011     69,419     85,764
Other reserves (3)...................................................................    (1,008)    (1,008)    (3,542)
                                                                                      ---------  ---------  ---------
                                                                                         58,003     68,411     82,222
Reclassification of reserves to claim deposit liabilities (2)........................        --         --         --
                                                                                      ---------  ---------  ---------
Reserve for losses and loss adjustment expenses restated for the effects of SFAS 113:    58,003     68,411     82,222
Reserve re-estimated as of:
One year later.......................................................................    54,982     67,966     86,002
Two years later......................................................................    54,328     70,502     87,721
Three years later....................................................................    56,576     70,669    115,602
Four years later.....................................................................    55,573     82,809    143,367
Five years later.....................................................................    60,932    100,014
Six years later......................................................................    74,105
Seven years later....................................................................
Eight years later....................................................................
Nine years later.....................................................................
Ten years later......................................................................
Cumulative Redundancy (Deficiency)...................................................   (16,102)   (31,603)   (61,145)
Percentage...........................................................................       -28%       -46%       -74%
Reserve for Losses and Loss Adjustment Expenses without the effect of Discounting:
Discounted reserve................................................................... $  58,003  $  68,411  $  82,222
Total Discount.......................................................................     3,291      3,547      3,671
                                                                                      ---------  ---------  ---------
Ultimate Reserve Liability...........................................................    61,294     71,958     85,893
Reclassification of reserves to claim deposit liabilities (2)........................        --         --         --
                                                                                      ---------  ---------  ---------
Ultimate reserve liability restated for the effects of SFAS 113......................    61,294     71,958     85,893
Reserve re-estimated as of:
One year later.......................................................................    57,866     71,008     89,347
Two years later......................................................................    57,097     73,790     91,496
Three years later....................................................................    59,456     73,865    118,712
Four years later.....................................................................    58,318     85,906    146,707
Five years later.....................................................................    63,887    103,354
Six years later......................................................................    77,282
Seven years later....................................................................
Eight years later....................................................................
Nine years later.....................................................................
Ten years later......................................................................
Cumulative Redundancy (Deficiency) without discount effect...........................   (15,988)   (31,396)   (60,814)
Percentage...........................................................................       -26%       -44%       -71%
Cumulative Amount of Reserve Paid through:
One year later....................................................................... $  10,955  $  25,196  $  44,761
Two years later......................................................................    22,422     43,068     62,781
Three years later....................................................................    31,925     49,571     71,808
Four years later.....................................................................    41,684     51,343     82,339
Five years later.....................................................................    40,161     58,445
Six years later......................................................................    40,292
Seven years later....................................................................
Eight years later....................................................................
Nine years later.....................................................................
Ten years later......................................................................


                                                                                          1998         1999         2000
                                                                                      -----------  -----------  -----------

Gross reserve for losses and loss adjustment expenses (1)............................ $ 1,190,426  $ 1,860,124  $ 2,529,183
Reinsurance reserves.................................................................  (1,079,562)  (1,729,935)  (2,307,466)
                                                                                      -----------  -----------  -----------
Net reserve for losses and loss adjustment expenses..................................     110,864      130,189      221,717
Other reserves (3)...................................................................     (10,184)      (8,058)      (5,015)
                                                                                      -----------  -----------  -----------
                                                                                          100,680      122,131      216,702
Reclassification of reserves to claim deposit liabilities (2)........................          --           --           --
                                                                                      -----------  -----------  -----------
Reserve for losses and loss adjustment expenses restated for the effects of SFAS 113:     100,680      122,131      216,702
Reserve re-estimated as of:
One year later.......................................................................     107,811      190,570      344,792
Two years later......................................................................     156,532      247,655
Three years later....................................................................     194,322
Four years later.....................................................................
Five years later.....................................................................
Six years later......................................................................
Seven years later....................................................................
Eight years later....................................................................
Nine years later.....................................................................
Ten years later......................................................................
Cumulative Redundancy (Deficiency)...................................................     (93,642)    (125,524)    (128,090)
Percentage...........................................................................         -93%        -103%         -59%
Reserve for Losses and Loss Adjustment Expenses without the effect of Discounting:
Discounted reserve................................................................... $   100,680  $    22,132  $   216,703
Total Discount.......................................................................       4,667        3,752        3,990
                                                                                      -----------  -----------  -----------
Ultimate Reserve Liability...........................................................     105,347      125,883      220,693
Reclassification of reserves to claim deposit liabilities (2)........................          --           --           --
                                                                                      -----------  -----------  -----------
Ultimate reserve liability restated for the effects of SFAS 113......................     105,347      125,883      220,693
Reserve re-estimated as of:
One year later.......................................................................     107,507      193,341      347,714
Two years later......................................................................     160,518      250,559
Three years later....................................................................     198,514
Four years later.....................................................................
Five years later.....................................................................
Six years later......................................................................
Seven years later....................................................................
Eight years later....................................................................
Nine years later.....................................................................
Ten years later......................................................................
Cumulative Redundancy (Deficiency) without discount effect...........................     (93,167)    (124,676)    (127,021)
Percentage...........................................................................         -88%         -99%         -58%
Cumulative Amount of Reserve Paid through:
One year later....................................................................... $     5,931  $   103,325  $   100,004
Two years later......................................................................     111,768      134,847
Three years later....................................................................     133,316
Four years later.....................................................................
Five years later.....................................................................
Six years later......................................................................
Seven years later....................................................................
Eight years later....................................................................
Nine years later.....................................................................
Ten years later......................................................................


                                                                                          2001
                                                                                      -----------

Gross reserve for losses and loss adjustment expenses (1)............................ $ 2,934,383
Reinsurance reserves.................................................................  (2,560,602)
                                                                                      -----------
Net reserve for losses and loss adjustment expenses..................................     373,781
Other reserves (3)...................................................................      (4,275)
                                                                                      -----------
                                                                                          369,506
Reclassification of reserves to claim deposit liabilities (2)........................          --
                                                                                      -----------
Reserve for losses and loss adjustment expenses restated for the effects of SFAS 113:     369,506
Reserve re-estimated as of:
One year later.......................................................................
Two years later......................................................................
Three years later....................................................................
Four years later.....................................................................
Five years later.....................................................................
Six years later......................................................................
Seven years later....................................................................
Eight years later....................................................................
Nine years later.....................................................................
Ten years later......................................................................
Cumulative Redundancy (Deficiency)...................................................
Percentage...........................................................................
Reserve for Losses and Loss Adjustment Expenses without the effect of Discounting:
Discounted reserve................................................................... $   369,506
Total Discount.......................................................................       6,599
                                                                                      -----------
Ultimate Reserve Liability...........................................................     376,105
Reclassification of reserves to claim deposit liabilities (2)........................          --
                                                                                      -----------
Ultimate reserve liability restated for the effects of SFAS 113......................     376,105
Reserve re-estimated as of:
One year later.......................................................................
Two years later......................................................................
Three years later....................................................................
Four years later.....................................................................
Five years later.....................................................................
Six years later......................................................................
Seven years later....................................................................
Eight years later....................................................................
Nine years later.....................................................................
Ten years later......................................................................
Cumulative Redundancy (Deficiency) without discount effect...........................
Percentage...........................................................................
Cumulative Amount of Reserve Paid through:
One year later.......................................................................
Two years later......................................................................
Three years later....................................................................
Four years later.....................................................................
Five years later.....................................................................
Six years later......................................................................
Seven years later....................................................................
Eight years later....................................................................
Nine years later.....................................................................
Ten years later......................................................................

--------
(1) Medical malpractice reserves have been discounted at 6% in 1991 through 2000 and 4% in 2001.
(2) The re-classification of reserves to claims deposit liabilities is a result of the adoption of SFAS 113.
(3) Other reserves represent reinsurance contracts which are being run-off and which were written in subsidiaries other than Legion, plus reserves on other run-off business.

Investments and Investment Results

   For a description of our investments and investment results, see note 6 to the Consolidated Financial Statements.

                                 RISK FACTORS

   You should carefully consider the risks described below regarding us and our common shares. The risks and uncertainties described below are not the only ones we face. There may be additional risks and uncertainties. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected and the trading price of our common shares could decline further.

The Legion Companies are in rehabilitation and conservation and may be liquidated.

   Legion Insurance and Villanova have been placed in rehabilitation by the Pennsylvania court. The Insurance Commissioner of Pennsylvania has appointed deputy receivers, also known as rehabilitators, who have taken possession of all the assets of Legion Insurance and Villanova and assumed all of the powers of their directors, officers and managers. Similarly, Legion Indemnity has been placed in conservation by the Illinois Court. Because we do not control the Legion Companies while they are in rehabilitation and conservation, we cannot use them to facilitate our Corporate Risk Management business segment or our Specialty Insurance business segment. While the Legion Companies are in rehabilitation and conservation, they will not pay us any dividends. Consequently, we may incur further losses.

   During rehabilitation and conservation, the rehabilitators and conservators will determine if the Legion Companies can be restored to independent operations. If this is not possible, the Insurance Commissioner of Pennsylvania and the Director of Insurance of Illinois may petition the appropriate court to issue orders to liquidate. On August 28 and 29, 2002, the Insurance Commissioner of Pennsylvania filed petitions to liquidate Legion and Villanova. A court hearing on the petitions has not to date been scheduled. On September 10, 2002, the Illinois Insurance Department filed a motion seeking to liquidate Legion Indemnity Company. A court hearing on the motion has not to date been scheduled. If the Legion Companies are placed in liquidation, administrative expenses, policyholder claims and general creditors, among others, are paid before shareholders receive anything. It is unlikely that any proceeds of the liquidation would remain after the claims of the Legion Companies' general creditors and the expenses of liquidation were satisfied. Experience indicates that companies placed in rehabilitation and conservation generally do not perform well and liquidation can follow.

   The Company's investment in the Legion Companies and their subsidiaries has been accounted for using the cost method as of March 31, 2002. The carrying values have been written down to nil due to uncertainty as to whether they will emerge from rehabilitation and conservation. See "Notes to the Consolidated Financial Statements--Note 23".

Insurance regulatory authorities may seek to hold us and our directors directly responsible for the obligations of the Legion Companies.

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

   Insurance regulatory authorities may also seek to hold our directors and the directors of the Legion Companies responsible for the obligations of the Legion Companies. Courts have imposed such liabilities on parent company directors when they have improperly diverted the funds of a subsidiary, misrepresented or concealed a subsidiary's financial condition, or violated their duties under the insurance holding company statutes. The directors of the

Legion Companies could face claims under common law relating to liability for their actions as directors of these companies. If a plaintiff were to succeed in winning a claim against one of our or the Legion Companies' directors, we may be required to indemnify such person, and to the extent that the directors and officers insurance was not sufficient to cover such claim, we could incur further losses.

   Further, defending against such actions may distract our directors and management from their duties, which may negatively affect our operations.

We are in default under our debt agreements. The covenants in these agreements limit our financial and operational flexibility, which could have a further adverse effect on our financial condition.

   At December 31, 2001, we had $180.0 million of bank loans outstanding. In addition, we also had $156.9 million aggregate principal amount of outstanding debentures, which included $142.5 million aggregate principal amount of outstanding 9 3/8% debentures.

   The agreements covering our indebtedness contain numerous covenants that limit our ability, among other things, to borrow money, make particular types of investments or other restricted payments, including any dividend payment greater than $0.07 per share per quarter, sell assets, merge or consolidate. These agreements also require us to maintain specified financial ratios. As of December 31, 2001, we were not in compliance with covenants regarding required minimum shareholders' equity and the minimum statutory combined ratio. As a result of the downgrade and withdrawal of our rating by A. M. Best, we are also in default of the covenant relating to the minimum rating of the Legion Companies. We are also in default of the capital raising covenant. As at August 31, 2002, we are still in default of these covenants. We have reached an agreement in principle to restructure our senior debt. However, this agreement in principle is not binding on the senior creditors of the Company and remains subject to final negotiation, regulatory approval and the approval of other creditors. Since we remain in default under our indebtedness, we are restricted in our ability to:

  .   declare or pay any dividends on our capital shares;

  .   redeem, purchase or acquire any capital shares;

  .   sell significant assets; or

  .   make a liquidation payment with respect to our capital shares.

   We are currently in default under the agreements governing our debt facilities and our 9 3/8% debentures and the Company does not have sufficient available liquidity to pay the interest and principal if the holders of the 9 3/8% debentures or of the bank debt declare the amounts to be immediately due and payable. Therefore, if these defaults are not waived or if our debt is not restructured, there is substantial doubt as to the Company's ability to continue as a going concern. If the Company cannot restructure its debt or reach some accommodation, the Company may be forced to liquidate through proceedings in Bermuda and/or other jurisdictions including the United States.

The Company's assets will be significantly reduced if the restructuring with our lenders is completed.

   We are in default of our debt facilities and have reached an agreement in principle with our senior lenders to restructure the Company. Following the proposed restructuring, the Company will have significantly fewer assets, although its debt will be reduced. If the restructuring is completed as contemplated, our principal remaining assets will be limited to the stock of the Legion Companies and 20% of the stock of MRM Services. As a result of the rehabilitation and conservation and liquidation petitions, the Company now values the stock of the Legion Companies at nil. There is substantial uncertainty as to whether the Company will ultimately receive any value from the Legion Companies.

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

   Our business model relied to a large extent on reinsurance to reduce our underwriting risk. As of December 31, 2001, our reinsurance recoverable balance was $2.6 billion. Virtually all of this liability is related to reinsurance recoverables of the Legion Companies. The Legion Companies are subject to credit risk with respect to their reinsurers because the transfer of risk to a reinsurer does not relieve the Legion Companies of their liability to the insured. In addition, reinsurers may be unwilling to pay the Legion Companies even though they are able to do so. The Legion Companies are currently engaged in disputes with a number of reinsurers that have failed to honor their commitments under their reinsurance arrangements. The Legion Companies established a reserve for these disputes in accordance with GAAP in the fourth quarter of 2000 and increased such reserve in 2001, but losses from these disputes may exceed the reserve. Unfavorable arbitration decisions or the failure of one or more of the Legion Companies' reinsurers to honor their obligations or make timely payments would impact the Legion Companies' cash flow and could cause the Legion Companies to incur a significant loss. As a result of the rehabilitation and conservation of the Legion Companies, we may not be able to influence the outcome of these decisions as they will be the responsibility of the rehabilitators.

The tragic events of September 11, 2001 may prevent or delay some reinsurers from satisfying their obligations to us.

   The tragic events of September 11, 2001 have resulted in the largest insured loss in history. Much of this loss will be borne by reinsurers. The tremendous burden placed on reinsurers could impair or delay their ability to pay their reinsurance obligations to the Legion Companies. The failure of one or more of our reinsurers to honor their obligations to the Legion Companies or make timely payments would adversely impact the Legion Companies' cash flow and could cause us to incur a significant loss.

The lack of ratings of the Company's insurance subsidiaries will impair our future prospects for growth and our profitability will be significantly and adversely affected.

   Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. As a result of the Pennsylvania rehabilitation order and the Illinois conservation order, the Legion Companies, the IPC Companies and Mutual Indemnity (Dublin) Ltd. are no longer rated. A.M. Best ratings reflect their opinions of an insurance company's financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. A lack of rating will adversely affect our ability to market our insurance products and will have a significant and adverse effect on our future prospects for growth and profitability.

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

If our provisions relating to client indemnifications against certain losses on the IPC Program are inadequate we could incur additional losses.

   Clients generally provide letters of credit or cash deposits as collateral for this indemnification, either in the full amount of the potential net loss or to the level of expected losses as projected by the Company. The Company has a credit exposure in the event that losses exceed their expected level and the client is unable, or unwilling, to honor its indemnity to the Company. The Company has established provisions for such losses and increased the amount of such provisions as of December 31, 2001. If our provisions are inadequate relating to client indemnifications we could incur additional losses.

If tax laws prevent our IPC program participants from deducting premiums paid to us, we would be unable to competitively market this program.

   One of our major products is the Insurance Profit Center program, or the IPC program. The IPC program, frequently referred to as a "rent-a-captive," was designed to provide clients some of the benefits available through captive insurance companies without the administrative cost and capital commitment necessary to establish and operate a captive insurance company. The tax treatment of this program is not clear and varies significantly with the circumstances of each IPC program participant. However, some participants deduct the premiums paid to us for federal income tax purposes. A determination that a significant portion of the IPC program participants are not entitled to deduct the premiums paid to us without a similar determination as to competing products would adversely affect the marketability of the IPC program.

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

   The 9 3/8% debentures holders and holders of the warrants, if exercised, collectively have approximately 35% of the total voting power of the Company. XL Insurance (Bermuda) Ltd. and XL Capital Principal Partners I, LLC. currently own $35,309,302 principal amount of our 9 3/8% debentures and warrants to acquire 1,632,043 common shares. XL also obtained the right to nominate two persons for election to MRM's board of directors, and High Ridge Capital and First Union, in consultation with Century Capital II, obtained the right jointly to nominate one person for election and one observer to our board of directors. These designated directors have subsequently resigned from our Board of Directors. In addition, XL and other holders of the 9 3/8% debentures and warrants benefit from covenants with which the Company must comply. As a result of these factors, these holders have the ability to control many fundamental matters affecting the Company.

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

   Under the terms of our 9 3/8% debentures, we may not pay a dividend of more than $0.07 per share per quarter without the approval of the holders of a majority in principal amount of the 9 3/8% debentures. While the Company remains in default of covenants in the agreements governing its 9 3/8% debentures, it may not pay dividends. The Company does not expect to pay dividends in the forseeable future.

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

   Andrew Cook, who had been our Chief Financial Officer since January 1, 2001, resigned effective December 31, 2001, to devote himself full time as the Chief Financial Officer of AXIS Specialty Limited. James Kelly, who served as our Chief Financial Officer until the end of 2000, was appointed interim Chief Financial Officer from January 7, 2002 to March 19, 2002. Angus H. Ayliffe, our Controller, was designated as principal accounting officer in January 2002 and has been appointed Chief Financial Officer effective March 25, 2002. On April 8, 2002, Mr. John Kessock, President of the Company, resigned. Effective June 28, 2002, Mr. Richard Turner ceased to be an Executive Vice President of the Company, but remains a Director of the Company.

If U.S. tax law changes we could incur additional losses.

   Some members of Congress have recently expressed concern over a competitive advantage that foreign-controlled insurers and reinsurers may have over U.S.-controlled insurers and reinsurers due to the purchase of reinsurance by U.S. insurers from affiliates operating in some foreign jurisdictions, including Bermuda. In the past few years, and as recently as May 8, 2001 (H.R. 1755, The Reinsurance Tax Equity Act of 2001), legislation has been introduced in Congress that would increase the U.S. tax burden on some of these transactions involving foreign-controlled insurers and reinsurers. We do not know whether this or any similar legislation will ever be enacted into law. If it were enacted, the U.S. tax burden on some business ceded from our licensed U.S. insurance subsidiaries, including Legion Insurance, Legion Indemnity and Villanova, to some offshore reinsurers could be increased. In addition, in the Spring of 2002, several members of Congress have proposed legislation which would make it impossible for a U.S. corporation to change its corporate domicile without a simultaneous change in ownership. At least one of those bills includes a grant of authority to the U.S. Internal Revenue Service to determine the amount of income each party must recognize in a transaction in which an insurance company cedes reinsurance to a related reinsurer. If any of this legislation were enacted we could incur additional losses.

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

If we are classified as a passive foreign investment company or a controlled foreign corporation, your taxes could increase.

   In the event that we were deemed to be a passive foreign investment company, also referred to as a PFIC, the U.S. income tax due in the year a United States person that owns any common shares receives certain distributions with respect to, or disposes of, common shares will be increased by an interest charge unless such United States person makes specified elections. We do not believe that we are a PFIC now, but we cannot guarantee that we will not become one in the future. Additionally, if we are classified or become classified as a controlled foreign corporation, also referred to as a CFC, a United States person that owns directly or indirectly 10% or more of our voting shares will be required to include in his gross income a pro rata share of certain income of ours, whether or not this income is actually distributed to the United States shareholder.

The Organization for Economic Cooperation and Development and the European Union are considering measures that might increase our taxes and therefore our losses.

   A number of multinational organizations, including the European Union, the Organization for Economic Cooperation and Development, also referred to as OECD, the Financial Action Task Force and the Financial Stability Forum, also referred to as FSF, have all recently identified some countries as not participating in adequate information exchange, engaging in harmful tax practices or not maintaining adequate controls to prevent corruption, such as money laundering activities. Recommendations to limit such harmful practices are under consideration by these organizations, and a recent report published on November 27, 2001 by the OECD at the behest of FSF titled "Behind the Corporate Veil: Using Corporate Entities for Illicit Purposes," contains an extensive discussion of specific recommendations. The OECD has threatened non-member jurisdictions that do not agree to cooperate with the OECD with punitive sanctions by OECD member countries, though specific sanctions have yet to be adopted by OECD member countries. It is as yet unclear what these sanctions will be, who will adopt them and when or if they will be imposed. Bermuda has implemented new procedures in its exchange of information provisions under the U.S.--Bermuda Tax Treaty and is committed to a course of action to enable compliance with the requirements of the above named multinational organizations. We cannot assure you, however, that the action taken by Bermuda would be sufficient to preclude all effects of the measures or sanctions described above, which, if ultimately adopted, could adversely affect Bermuda companies such as us.

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

ITEM 3.  LEGAL PROCEEDINGS

   The Company has generally retained only a small portion of the insurance risk that it assumes. Accordingly, the Company has relied heavily on reinsurance and carries a significant recoverable from reinsurers, which amounted to $2.6 billion at December 31, 2001. On a gross basis, some of the Company's business has been unprofitable to reinsurers and certain of these reinsurers have chosen to dispute their obligation to pay the Company. For a discussion of the current status of disputes with reinsurers, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cash Flow and Disputes".

   The boards of directors of the Company and the Legion Companies have consented to Legion Insurance and Villanova being placed under voluntary rehabilitation by the Pennsylvania Insurance Department. Similarly they have consented to Legion Indemnity being placed under voluntary conservation by the Director of Insurance of Illinois. The Insurance Commissioner of Pennsylvania petitioned the Commonwealth Court of Pennsylvania for Orders of Rehabilitation for Legion Insurance and Villanova, which were granted on March 28, 2002, and entered into effect on April 1, 2002. On April 3, 2002, the Illinois Court entered an order of conservation placing Legion Indemnity in conservation.

   The Insurance Commissioner of Pennsylvania and the Director of Insurance of Illinois have appointed deputy receivers, also known as rehabilitators, who have taken possession of all the assets of the Legion Companies and assumed all of the powers of their directors, officers and managers. The Orders empower the rehabilitators to take any action they deem necessary to correct the conditions that led to the Legion Companies being placed in rehabilitation. For example, the rehabilitators may direct and manage the Legion Companies, deal with their property and business, hire and discharge their employees, pursue legal remedies on their behalf and avoid fraudulent transfers made by them or on their behalf. The rehabilitators may prepare a plan for the reorganization, consolidation, conversion, reinsurance, merger or other transformation of the Legion Companies, which would need to be approved by the appropriate court. The rehabilitators may also cause the Legion Companies to cease writing one or more lines of business, or alternatively allow the Legion Companies to continue writing one or more lines of business. The Company has been advised that the Office of Special Deputy Receiver, representing the Illinois Director of Insurance, has concerns about the viability of a potential run-off or rehabilitation of Legion Indemnity Company. In the event such a run-off or rehabilitation is deemed unfeasible by the Director, liquidation of the company is the likely course of action by the Director.

   The Orders also provide that legal proceedings against the Legion Companies are stayed and that instituting legal proceedings against the Legion Companies is prohibited.

   The purpose of rehabilitation and conservation is to restore the Legion Companies to independent operations as viable and solvent insurers, at which point one or more of the Legion Companies may emerge from rehabilitation and we may regain control over them. If this is not possible, the Insurance Commissioner of Pennsylvania and the Director of Insurance of Illinois may respectively petition an appropriate court to issue orders to liquidate one or more of the Legion Companies.

   On August 28 and 29, 2002, the Insurance Commissioner of Pennsylvania filed petitions to liquidate Legion and Villanova. A court hearing on the petitions has not to date been scheduled.

   On September 10, 2002, the Illinois Insurance Department filed a motion seeking to liquidate Legion Indemnity Company. A court hearing on the motion has not to date been scheduled.

   In addition, other states in which the Legion Companies are licensed may commence proceedings to secure the assets of the Legion Companies located in these states. We are not aware of any such proceedings being brought at this time.

   The Company has been sued by a former executive officer in relation to his employment contract. The employee is alleging constructive dismissal which the Company is intending to dispute.

   Certain of the Company's subsidiaries have been sued by clients seeking to recover monies held by those subsidiaries in connection with various insurance programs. The Company believes these suits to be without merit and will defend them strongly. In particular, in April 2002, American Patriot Insurance Agency, Inc. and its two shareholders filed a civil Complaint in federal court (N.D. Ill.) against Mutual Risk Management, Ltd., Mutual Indemnity, Ltd. (Bermuda), Commonwealth Risk Services, L.P., and three individuals alleging various claims including fraud, conspiracy, RICO, breach of contract, and negligence. Among the plaintiffs' contentions are that they paid more than $1,000,000 in connection with a "rent-a-captive" program because of misrepresentations. The Company vigorously denies the allegations. Plaintiffs have agreed to temporarily delay discovery in the case while efforts are made to resolve it.

   In May 2002, Plaintiff Stephen Friedberg filed a lawsuit in United States District Court (E.D. Pa.) against Mutual Holdings, Ltd. and related Mutual entities seeking the declaration of a trust or the delivery of $2.7 million to him of monies related to captive insurance agreements between the Company and Friedberg. Friedberg thereafter filed a similar lawsuit in Bermuda. The Company denies the allegations and intends to vigorously contest these recently filed lawsuits.

   Between June 7 and July 19, 2002, five substantially identical class action lawsuits were filed against the Company, Robert A. Mulderig (the Company's Chairman and Chief Executive Officer), James C. Kelly and Andrew Cook (both former Chief Financial Officers of the Company), in the Southern District of California (the "Class Action Complaints"). The Class Action Complaints allege violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10(b)(5) promulgated thereunder. The Class Action Complaints were purportedly brought on behalf of all individuals who acquired the publicly traded equity securities of the Company during the period from February 16, 2000 to April 2, 2000 (the "Class Period"). The plaintiffs allege that the defendants disseminated financial statements that were materially false and misleading and that failed to comply with generally accepted accounting principles for each of the quarters in the Class Period, and for the years ended December 31, 2000 and 2001. The Class Action Complaints seek to recover compensatory damages and costs and expenses associated with the litigation. The Company believes the allegations in the Class Action Complaints to be without merit and intends to vigorously defend itself. The five actions will be consolidated for purposes of the litigation.

   On August 13, 2002, plaintiff Peter Britnell filed a stockholder derivative action in California Superior Court (County of San Diego) on behalf of the Company against eighteen present and former officers and directors of the Company (the "Britnell Complaint"). The complaint largely repeats the allegations set forth in the Class Action Complaints (referred to above) and asserts claims for breach of fiduciary duties, "abuse of control," gross mismanagement and unjust enrichment. The Britnell Complaint does not seek relief from the Company.

   On August 23, 2002, plaintiff Raymond Schmidt filed a similar stockholder derivative action in the Southern District of California on behalf of the Company against eighteen present and former officers and directors of the Company (the "Schmidt Complaint"). As with the Britnell Complaint, the Schmidt Complaint largely repeats the allegations set forth in the Class Action Complaints (referred to above) and asserts claims for breach of fiduciary duties, "abuse of control," gross mismanagement and unjust enrichment. The Schmidt Complaint also does not seek relief from the Company itself.

   On August 23, 2002, plaintiff Walter Wilson filed a stockbroker derivative action in California Superior Court (County of San Diego) on behalf of the Company against eighteen present and former officers and directors of the Company (the "Wilson Complaint"). As with the Britnell Complaint and the Schmidt Complaint, the Wilson Complaint largely repeats the allegations set forth in the Class Action Complaints (referred to above) and asserts claims for breach of fiduciary duties, "abuse of control", gross mismanagement and unjust enrichment. The Wilson Complaint also does not seek relief from the Company itself.

   On October 17, 2002, the firm of Black & Gerngross, which represents the Insurance Commissioner of the Commonwealth of Pennsylvania (the "Commissioner"), in her capacity as Rehabilitator of Legion and Villanova, gave notice to, among others, the Company, its subsidiaries and many of its present and former officers, directors and employees of certain events, facts, situations and circumstances that contributed to or caused the insolvency of Legion and Villanova (the "October 17 Notice Letter"). The October 17 Notice Letter states that the events referenced in that letter involved breaches of fiduciary duties and professional obligations, negligence, violations of law and statute and failure to investigate and/or report breaches of fiduciary duty and/or violations of applicable law by others.

   Subsequent to delivery of that letter, the Commissioner has commenced actions against a number of current and former officers and directors of the Company in the Commonwealth Court for the Commonwealth of Pennsylvania. While Writs of Summons have been issued to several of the defendants in those actions, to the Company's knowledge the Commissioner has not yet filed a complaint in either action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

EXECUTIVE OFFICERS OF THE REGISTRANT

                       Officer
       Name        Age  Since                Principal Occupation & Business Experience
       ----        --- -------               ------------------------------------------
David Ezekiel..... 54   2002   Chairman and Chief Executive Officer of the Company as of
                               November 1, 2002; President and Managing Director of International
                               Advisory Services Limited since 1981

Paul Scope........ 46   2002   Chairman and Chief Executive Officer of the Park Group Limited since
                               2001; Chairman and Chief Executive Officer of Park International
                               Limited since 1989.

Angus H. Ayliffe.. 33   2002   Chief Financial Officer of the Company since March 2002, designated
                               Principal Accounting Officer since January 2002 and Controller of the
                               Company since 2000. Prior to that, he was Director, Secretary and Vice
                               President Administrative and Finance of Terra Nova (Bermuda)
                               Insurance Company from 1998 to 2000 and Project Accountant for
                               Terra Nova Insurance Company Ltd. from 1996 to 1998.

Paul D. Watson.... 44   1986   Senior Vice President and Chief Operating Officer of the Company;
                               Vice President of the Company since March 1991; President of the IPC
                               Companies from July 1992 until December 1998; held various management and accounting positions since joining the Company in
                               1986.

Richard E. O'Brien 45   1995   Senior Vice President and General Counsel of the Company since
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

                                    PART II

ITEM 5.  MARKET FOR COMMON SHARES AND RELATED STOCKHOLDER MATTERS

   Our common shares were listed on the New York Stock Exchange under the symbol MM since June 25, 1991. Our common shares were listed in connection with our initial public offering completed in July 1991. There were 361 holders of record of our common shares as of July 12, 2002.

   Our common shares have recently traded for less than $1.00. The New York Stock Exchange has delisted our common shares for failure to meet the New York Stock Exchange's minimum listing requirements. The Company is working with the appropriate parties to arrange for its shares to be quoted on the OTC Bulletin Board. The shares will trade under a new ticker symbol "MLRMF.OB".

   The following table sets forth the high and low closing sale prices for the shares during 2000 and 2001 for the calendar quarters indicated as reported by the New York Stock Exchange Composite Tape.

                                               High       Low
                                            -----      -----
               Year ended December 31, 2000
                  First Quarter............    20         12 5/8
                  Second Quarter...........    19 5/8     13 3/16
                  Third Quarter............    22 3/16    15 1/16
                  Fourth Quarter...........    23 9/16    12 5/16

               Year ended December 31, 2001
                  First Quarter............ 16.36       6.20
                  Second Quarter...........  9.70       3.97
                  Third Quarter............ 12.15       5.57
                  Fourth Quarter...........  9.84       5.50

               Year ended December 31, 2002
                  First Quarter............  7.24       0.49
                  Second Quarter...........  0.16      0.035
                  Third Quarter............  0.10      0.025

   During 2001 and 2000, we paid total dividends of $0.04 and $0.28 per common share, respectively. Dividends were paid quarterly. We have not paid, and we do not expect to pay dividends in 2002.

   Our ability to pay dividends is restricted by creditor and debtholder approval and certain insurance regulations. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and Note 9 to the Consolidated Financial Statements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following table presents selected consolidated financial data of the Company in accordance with GAAP. The GAAP selected consolidated financial data of the Company as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997 are derived from the consolidated financial statements of the Company and the notes to the consolidated financial statements, which were audited by Ernst & Young. You should read the following financial data in conjunction with "Management's Discussion and Analysis" and the Company's audited consolidated financial statements and the accompanying notes, which are included in this annual report and which qualify the selected financial data in its entirety. The income statement presentation has been amended for periods prior to 2001 to reflect the Company's new business model, in which the Company is taking on more underwriting risk and shifting its primary focus from its Program Business segment to its Specialty Insurance business segment.

                                                          Year ended December 31,
                                       -------------------------------------------------------------
                                         2001(3)        2000        1999        1998        1997
                                       -----------  -----------  ----------- ----------- -----------
                                            (In thousands, except share and per share amounts)
INCOME STATEMENT DATA:
Revenues.............................. $   477,808  $   390,163  $   298,714 $   210,425 $   177,831
                                       ===========  ===========  =========== =========== ===========
(Loss) income before income taxes,
  minority interest and extraordinary
  loss................................     (73,420)     (18,397)      50,307      72,970      60,109
                                       -----------  -----------  ----------- ----------- -----------
(Loss) Income before minority interest
  and extraordinary loss..............    (106,274)         736       50,672      64,434      49,477
                                       -----------  -----------  ----------- ----------- -----------
Net (loss) income.....................    (109,189)      (5,582)      50,438      64,527      49,477
                                       -----------  -----------  ----------- ----------- -----------
(Loss) earnings per common share
   --Basic............................ $     (2.62) $     (0.14) $      1.18 $      1.56 $      1.25
   --Diluted.......................... $     (2.62) $     (0.14) $      1.14 $      1.42 $      1.15
                                       ===========  ===========  =========== =========== ===========
Diluted weighted average number of
  common shares outstanding(1)
   --Basic............................  41,694,366   41,244,621   42,797,133  41,275,156  39,379,122
   --Diluted..........................  41,694,366   41,244,621   49,606,913  50,233,147  48,785,252
                                       ===========  ===========  =========== =========== ===========
Dividends per common share............ $      0.04  $      0.28  $      0.25 $      0.21 $      0.19

                                                  As at December 31,
                                ------------------------------------------------------
                                 2001(3)      2000       1999       1998       1997
                                ---------- ---------- ---------- ---------- ----------
                                                    (In thousands)
BALANCE SHEET DATA:
Total assets................... $5,363,083 $4,859,649 $4,033,174 $3,074,257 $2,206,050
                                ========== ========== ========== ========== ==========
Reserve for losses and loss
  expenses.....................  2,934,384  2,529,183  1,860,120  1,190,426    716,461
                                ---------- ---------- ---------- ---------- ----------
Loans payable(2)...............    352,501    237,268    231,947    127,330    129,177
                                ---------- ---------- ---------- ---------- ----------
Redeemable preferred and common
  shares.......................         --         --         --         --      1,929
                                ---------- ---------- ---------- ---------- ----------
Shareholders' equity........... $  261,524 $  351,533 $  358,144 $  343,166 $  263,575
                                ========== ========== ========== ========== ==========

--------
(1) See Note 14 to the Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute per share amounts.
(2) See Notes 7, 8 and 9 to the Consolidated Financial Statements.
(3) See Note 23 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

   The following are considered to be the Company's critical accounting policies due to the judgments and uncertainties affecting the application of these policies and/or the likelihood that materially different amounts would be reported under different conditions or using different assumptions. If actual events differ significantly from the underlying assumptions or estimates applied for any or all of the accounting policies (either individually or in the aggregate), there could be a material adverse effect on the Company's results of operations and financial condition and liquidity. Other significant accounting policies are nevertheless important to an understanding of the Company's Consolidated Financial Statements. Policies such as those related to revenue recognition, financial instruments and consolidation require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standard setters and regulators.

Losses and Loss Expenses

   Unpaid losses and loss expenses includes reserves for unpaid reported losses and loss expenses and for losses incurred but not reported. The reserve for unpaid reported losses and loss expenses is established by management based on amounts reported from insureds or ceding companies and represents the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company. The reserve for losses incurred but not reported has been estimated by management and reviewed by independent actuaries, based on loss development patterns determined by reference to the Company's underwriting practices, the policy form, type of insurance program and the experience of the relevant industries. While management believes that the reserves for unpaid losses and loss expenses are sufficient to cover losses that fall within coverages assumed by the Company, the ultimate claims experience may not be as reliably predicted as may be the case with other insurance operations, and there can be no assurance that ultimate losses and loss expenses will not exceed the total reserves. The methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate and any adjustments resulting therefrom are reflected in income of the year in which the adjustments are made. The establishment of unpaid loss and loss expense reserves also includes reinsurance recoveries.

Investments and Other Investments

   Investments are reviewed periodically to determine if they have sustained an impairment of value that is considered to be other than temporary. The identification of potentially impaired investments involves significant management judgment, which includes the determination of their fair value and the assessment of whether any decline in value is other than temporary. If investments are determined to be impaired, a realized loss is recognized. The current economic environment and recent volatility of securities markets increase the difficulty in determining impairment. For other investments that are not quoted, fair value is determined using the financial information received and other economic and market knowledge as appropriate.

Income Taxes

   The Company has established a valuation allowance against its U.S. net deferred tax asset on its Consolidated Balance Sheet at December 31, 2001 of $63.0 million, or $1.50 per diluted share. Although the Company may be able to realize these tax benefits in future years, SFAS No. 109 "Accounting for Income Taxes", requires the establishment of a valuation allowance where there is uncertainty as to the ability to realize the net deferred tax assets. The net deferred tax asset will be recognized in future periods to the extent that the Company produces taxable income in the United States. It is unlikely that the net deferred tax asset will be realized.

Reinsurance Recoverable Balances

   The Company estimates the amount of uncollectable receivables from its reinsurers each period and establishes an allowance for uncollectable amounts. The amount of the allowance is based on the age of unpaid amounts, information about the creditworthiness of the reinsurers, and other relevant information (such as amounts in dispute). Estimates of uncollectable reinsurance amounts are revised each period, and changes are recorded in the period they become known. See also "Notes to the Consolidated Financial Statements--Note 5".

Legion Companies

   The Legion Companies were placed in rehabilitation, conservation and petitions for their liquidation have been filed due to cash flow issues arising as a result of the ratings downgrade and concerns regarding the timely collection of reinsurance. The Company's investment in the Legion Companies and their subsidiaries has been accounted for using the cost method as of March 31, 2002. The carrying values have been written down to nil due to uncertainty as to whether they will emerge from rehabilitation and conservation. See "Notes to the Consolidated Financial Statements--Note 23".

   The following is a discussion and analysis of the Company's results of operations and financial condition for the three years ended December 31, 2001, December 31, 2000 and December 31, 1999. This discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and related notes, contained in Item 14 of this Form 10-K/A.

Consolidated Results of Operations

   For the Years Ended December 31, 2001 and 2000

   In the fourth quarter of 2001 the Company incurred a net loss of $122.7 million, or $2.93 per diluted share as compared to a net loss of $37.8 million, or $0.91 per diluted share in 2000.

   The results for 2001 included:

  . a valuation allowance against the Company's U.S. net deferred tax asset on its Consolidated Balance Sheet at December 31, 2001 of $63.0 million, or $1.50 per diluted share;

  . an addition to the Company's reserves for losses and loss expenses of $74.5 million;

  . a gain on the sale of the Company's interest in Tremont Advisors Inc. and Tremont MRM Services Ltd. of $20.8 million;

  . a loss on the expected disposal of the Company's CompFirst underwriting management subsidiary of $5.4 million;

  . reductions in the carrying value of a number of the Company's investments, including certain Collateralized Bond Obligations, of $10.4 million and additional realized losses on investments of $9.1 million after determination that certain of the Company's investments in marketable securities were subject to an "other than temporary" decline in market value in accordance with FAS 115;

  . additional provisions established by the IPC Companies of $13 million to reflect increased problems in collecting indemnity payments due from clients.

      The 2000 results include a fourth quarter after-tax charge of $46.1 million or $1.11 per diluted share to establish a reserve for reinsurance recoverables, add to provisions for terminated programs and increase the Company's net loss reserves.

   The loss for 2001 has had a number of significant adverse consequences for the Company:

  . On February 19, 2002, A. M. Best Company lowered the rating of the Company's U.S. insurance company subsidiaries, the Legion Companies, from "A- (Excellent)" to "B (Fair)" with a negative outlook. This rating was amended on March 29, 2002, to "E (Under Regulatory Supervision)" following Legion Insurance and Villanova being placed into rehabilitation. Management subsequently requested that A. M. Best no longer rate the Legion Companies, the IPC Companies and Mutual Indemnity (Dublin) Ltd.

      The Company is in default under the terms of its 9 3/8% Convertible, Exchangeable Debentures, its bank credit facility and its letter of credit facility. The Company's 2001 audited financial statements include a going concern note due to these events of default. The Company announced on May 3, 2002 that it has reached an agreement in principle to restructure its senior debt. The agreement in principle is not binding on the senior creditors of the Company and remains subject to final negotiation, regulatory approval and the approval of other creditors. If the Company cannot restructure its debt, or reach some accommodation the Company may be forced to liquidate through proceedings in Bermuda and/or other jurisdictions including the United States.

  . On March 28, 2002, the Commonwealth Court of Pennsylvania entered an order of rehabilitation placing Legion Insurance Company and Villanova Insurance Company in rehabilitation, effective April 1, 2002. As of April 1, 2002, the Insurance Commissioner of Pennsylvania has taken control over Legion Insurance and Villanova through a special deputy. Legion Insurance and Villanova consented to the entry of the Orders of Rehabilitation and waived any rights to a hearing before the Insurance Commissioner or the Commonwealth Court. On April 3, 2002, the Illinois Court entered an order of conservation placing Legion Indemnity in conservation. Legion Indemnity consented to the entry of the Order of Conservation and waived any rights to a hearing before the Director of Insurance or the Illinois Court. While not as onerous as rehabilitation, this gives the Director of Insurance of Illinois broad powers to control Legion Indemnity's operations and evaluate whether there is a need to place Legion Indemnity in rehabilitation. The Company has been advised that the Office of Special Deputy Receiver, representing the Illinois Director of Insurance, has concerns about the viability of a potential run-off or rehabilitation of Legion Indemnity Company. In the event such run-off or rehabilitation is deemed unfeasible by the Director, liquidation of the company is the likely course of action by the Director. The insurance companies were placed in rehabilitation due to cash flow issues arising as a result of the ratings downgrade and concerns regarding the timely collection of reinsurance. See "Notes to the Consolidated Financial Statements--Note 23"

  . On August 28 and 29, 2002, the Insurance Commissioner of Pennsylvania filed petitions to liquidate Legion and Villanova. A court hearing on the petitions has not to date been scheduled.

  . On September 10, 2002, the Illinois Insurance Department filed a motion seeking to liquidate Legion Indemnity Company. A court hearing on the motion has not to date been scheduled.

  . The Company has entered into an agreement with Bermuda Monetary Authority under which the authority has appointed a Review Team to monitor the Company's business on an ongoing basis.

  . The New York Stock Exchange has delisted our common shares for failure to meet the New York Stock Exchange's minimum listing requirements.

   As mentioned above, the Company has reached an agreement in principle to restructure its senior debt which will result in the Company owning fewer assets. In addition we may still need to seek buyers for a number of our fee based subsidiaries in order to satisfy our creditors. If we are unable to effect a restructing plan with our creditors, the Company may file for voluntary liquidation in Bermuda and/or other jurisdictions including the United States. If the Company did file for voluntary liquidation, administrative expenses, policyholder claims and general creditors, among others, would be paid before shareholders receive anything. It is unlikely that any proceeds of the liquidation would remain after the claims of the general creditors were satisfied. The Company has retained Greenhill & Co. LLc, a financial adviser, to assist it in evaluating its strategic options and restructuring its obligations to its banks and debenture holders.

   Set forth in Table I is an analysis of the components of the Company's revenues for each year.

  Table I--Revenues

                                         Year Ended December 31,
                                       ---------------------------
                                         2001    Growth %   2000
                                       --------  -------- --------
                                              (In thousands)
             Fee income............... $137,691     38%   $ 99,859
             Premiums earned..........  320,926     26%    254,505
             Net investment income....   27,156    (31%)    39,332
             Realized capital (losses)   (9,409)   (99%)    (4,735)
             Other income.............    1,444     20%      1,202
                                       --------           --------
                Total................. $477,808     22%   $390,163
                                       ========           ========

   For the years ended December 31, 2001 and 2000, total revenues have grown primarily as a result of increased fee income and premiums earned. This growth is mainly attributable to the increase in gross premiums written in the Specialty Insurance segment, and increases in fee income relating to our Corporate Risk Management and Financial Services segments.

Fee Income

   The components of fee income by business segment are illustrated in Table II.

  Table II--Fee Income by Business Segment

   Future fee income will be adversely affected by the recent rehabilitation and conservation of the Legion Companies.

                                            Year Ended December 31,
                                            -----------------------
                                              2001   Growth  2000
                                            -------- ------ -------
                                                (In thousands)
             Corporate Risk Management fees $ 57,865   24%  $46,690
             Financial Services fees.......   53,290   91%   27,943
             Specialty Brokerage fees......   18,957  N/M    19,039
             Specialty Insurance fees......    7,579   22%    6,187
                                            --------        -------
                Total...................... $137,691   38%  $99,859
                                            ========        =======

   Historically, workers' compensation has been the major line of business written by the Company in both its Corporate Risk and Specialty Insurance segments. Generally, competition for workers' compensation business increased in recent years. The resulting under-pricing of workers' compensation risks by traditional insurers reduced the incentive for insureds to enter Alternative Market vehicles such as those offered by the Company's Corporate Risk Management segment. Beginning in early 2000, the amount of competition for workers' compensation business declined and pricing began to improve. This improvement in pricing has continued during 2001.

   As a percentage of total gross written premium, workers' compensation accounts decreased from 53% at December 31, 2000 to 50% at December 31, 2001. This is a result of the Company writing accounts in other lines of coverage such as accident and health, commercial, auto liability, auto physical damage and other liability coverages as well as the expansion of the Company's Financial Services and Brokerage segments.

Corporate Risk Management

   Corporate Risk Management involves providing services to businesses and associations seeking to insure a portion of their risk in a loss sensitive Alternative Market structure. This segment accounted for 42% of total fee income for 2001 compared to 47% in 2000. The number of Corporate Risk Management accounts increased in 2001 to 161 from 104 in 2000. Profit margins fell in 2001 to 25% from 27% in 2000. Beginning in the fourth quarter of 2001, the Corporate Risk Management segment bore all of the marketing expenses of the Company's marketing subsidiary, CRS Services Inc. ("CRS"). CRS then devoted all its efforts to servicing the Company's Corporate Risk Management business. Prior to the fourth quarter of 2001, the majority of these marketing expenses were charged to the Company's Program Business segment. Due to the rehabilitation and petitions to liquidate the Legion Companies, the Company had been seeking one or more replacement insurance companies to issue policies in connection with its Corporate Risk Management business. However, the Company was unsuccessful in obtaining such replacement insurance companies and the "rent-a-captive" operations have effectively gone into run-off.

Financial Services

   The Financial Services business segment provides administrative services to offshore mutual funds and other companies, provides trust and private client services and offers a proprietary family of mutual funds, as well as asset accumulation life insurance products for the high net worth market. Financial Services accounted for 39% of total fee income for 2001, up from 28% for 2000. Fees from Financial Services increased primarily as a result of an increase in mutual fund assets under administration from $36.7 billion at December 31, 2000 to approximately $52 billion at December 31, 2001. Mutual Trust Management also added to this growth, contributing $14.7 million of fees in 2001. Profit margins improved from 16% in 2000 to 19% in 2001.

   On March 21, 2002, the Company completed the sale of its fund administration business, including Hemisphere Management Ltd., to The BISYS Group Inc. Cash proceeds to the Company are approximately $114.6 million with a gain on sale of approximately $97 million after taxes and expenses. The proceeds of the sale have been used to repay indebtedness.

   As a result of this sale, our Financial Services segment principally consists of providing administrative services to companies and trusts. The portion of the Financial Services segment that was retained by the Company subsequent to the BISYS transaction accounted for 14% of the Company's fee income during the year ended December 31, 2001. The Company is presently considering its options with respect to the trust and corporate services business. It is possible that the Company may pursue further asset sales in this segment, but we cannot assure you that these will occur.

   Excluding Hemisphere, fees from the Financial Services segment were $19.9 million in 2001, with a profit margin of 15% compared to $2.1 million and 2% in 2000. Profit margins in 2001 increased due to the acquisition of Mutual Trust Management in January of 2001.

   The Company is currently reviewing the goodwill associated with its investment in certain subsidiaries and this review, when complete, will likely result in write downs of certain carrying values by approximately $12.0 million. This write down primarily relates to goodwill to be written off in connection with the sale of the remaining assets in this segment.

Specialty Brokerage

   The Company's Specialty Brokerage business segment provides access to insurers and reinsurers in Bermuda, Europe and the United States. The segment produced $19.0 million of fee income in 2001, representing 14% of total fee income. Specialty Brokerage fees were flat as compared to 2000. This resulted from the decreased purchase of reinsurance by the Company's Insurance Operations, offset by higher commissions on new and renewal business due to increased pricing. Profit margins declined to 21% in 2001, from 24% in 2000.

Specialty Insurance

   Specialty Insurance represents the Company's former Program Business segment, which, in 2001, was being transitioned to a specialty insurance operation in which the Company retains a more significant portion of the underwriting risk. Fee income earned in this segment is comprised of fees for rent-a-captive services performed and accounted for 5% of total fee income in 2001 compared to 6% in 2000. As a result of the rehabilitation, conservation and petitions to liquidate the Legion Companies, the Company does not have a fronting carrier for the rent-a-captive companies. The Company has been unsuccessful in its efforts to secure a replacement carrier, and therefore this segment is now effectively in run-off.

Underwriting

   The following table summarizes the underwriting loss:

                                                    Year Ended December 31,
                                                    ----------------------
                                                       2001        2000
                                                     ---------   --------
                                                       (In thousands)
        Net premiums earned........................ $ 320,926    $254,505
        Losses and loss expenses...................   316,849     227,155
        Acquisition costs and underwriting expenses   105,196      82,683
                                                     ---------   --------
        Net underwriting (loss)....................  (101,119)    (55,333)
                                                     =========   ========
        Loss ratio.................................      98.7%       89.3%
        Expense ratio..............................      32.8%       32.5%
                                                     ---------   --------
        Combined ratio.............................     131.5%      121.8%
                                                     =========   ========

   The underwriting loss increased by $45.8 million to $101.1 million compared to the underwriting loss of $55.3 million in 2000 fiscal year.

   Historically, the level of premium earned has been closely matched by the level of total insurance costs, resulting in small amounts of underwriting loss as a percentage of premiums earned. The fact that premiums earned have historically matched total insurance costs means that even a significant fluctuation in premiums earned should have had a relatively insignificant impact on the Company's net income. However, in 2000 and 2001, losses incurred under certain programs, the charge against reinsurance recoverables and the increases in net loss reserves caused underwriting losses to be higher than historical levels.

Premiums Written

   Gross premiums written for 2001 were $1.5 billion compared to $1.4 billion for 2000, an increase of $128 million or 9%. Details of gross premiums written are detailed below.

                                        Year Ended December 31,
                                        -----------------------
                                           2001        2000
                                        ----------  ----------
                                           (In thousands)
                   Workers compensation $  767,104  $  749,889
                   General liability...    259,487     286,106
                   Auto................    191,085     133,186
                   Accident & health...    139,227     120,126
                   Property............     87,324      68,145
                   Other...............     93,944      52,914
                                        ----------  ----------
                      Total............ $1,538,171  $1,410,366
                                        ==========  ==========

   Due to the problems encountered with the Program Business model, changes in the market conditions and the pricing environment, the Company, during 2001, began to increase the risk it retains, focusing on those programs that have historically shown significant profitability while running off the less profitable programs. The Company then sought to earn income from assuming underwriting risk as well as from generating fees for services provided. The number of programs has decreased from 194 at December 31, 2000 to 121 at December 31, 2001. Due to the rehabilitation, conservation and petitions to liquidate the Legion Companies these programs are now all in run-off.

Premiums Earned

   Premiums earned increased 26% to $320.9 million from $254.5 million in 2000. The following table shows the breakdown of such premiums:

                                            Year Ended December 31,
                                           ------------------------
                                               2001         2000
                                           -----------  -----------
                                                (In thousands)
            Gross premiums written........   1,538,171    1,410,366
            Premiums ceded................  (1,142,527)  (1,130,209)
            Change in net unearned premium     (74,718)     (25,652)
                                           -----------  -----------
               Net premiums earned........ $   320,926  $   254,505
                                           ===========  ===========

   Net premiums earned represent the net premiums retained by the Company on which it bears underwriting risk.

   Included in premiums earned are assigned risk premiums of $2.4 million in 2001 as compared to $1.2 million in 2000. The underwriting losses associated with these assigned risk premiums, together with other charges imposed by certain states on voluntary insurers such as Legion to support involuntary market losses ("residual market loads"), were passed on by Legion to clients' accounts.

Losses and Loss Expenses

   Losses and loss expenses for 2001 were $316.8 million, an increase of $89.6 million compared to loss and loss expenses of $227.2 million for 2000 fiscal year. In 2001, loss and loss expenses included $26.9 million related to the write-off of reinsurance balances due from Reliance Group Holdings, Inc. and $1.2 million of net losses related to the tragic events of September 11th. In addition to these items, the following charges were taken in the fourth quarter of 2001: (a) an increase in loss reserves of $38.3 million as a result of the previously announced review of year-end reserves by the Company's consulting actuaries; (b) an increase of $12.4 million in the Company's reserve for reinsurance recoverables and related legal expenses; (c) an increase of $3.5 million in the Company's reserve for unallocated loss adjustment expenses in connection with the disposal of Compfirst; (d) provision for losses of $10.8 million in connection with the commutation of certain reinsurance contracts; and (e) an additional provision of $13.0 million established by the IPC Companies to reflect increased problems in collecting indemnity payments due to these companies from their clients.

   During 2000, a $69.0 million charge was taken to establish a reserve for reinsurance recoverables, add to provisions for terminated programs and increase the Company's net loss reserves.

Underwriting Expenses

   Acquisition and underwriting expenses amounted to $105.2 million in 2001 as compared to $82.7 million in 2000, for expense ratios of 32.8% and 32.5% respectively. The components of acquisition and underwriting expenses are shown below:

                                          Twelve Months Ended December 31,
                                        -----------------------------------
                                               2001               2000
                                        ----------------   ----------------
                                                   (In thousands)
  Acquisition costs.................... $ 119,763   37.3%  $ 110,226   43.3%
  Ceding commissions...................  (107,210) (33.4%)  (107,654) (42.3%)
  Underwriting expenses................    92,642   28.9%     80,111   31.5%
  Acquisition and underwriting expenses $ 105,196   32.8%  $  82,684   32.5%

   Acquisition costs, which include all external costs associated with the production of net premiums, amounted to $119.8 million for the 2001 year as compared to $110.2 million in 2000. Ceding commissions, which were previously recorded as Program Business fees, amounted to $107.2 million in 2001 and $107.7 million in 2000. Underwriting expenses, which were previously recorded as Program Business operating expenses, amounted to $92.6 million for the year as compared to $80.1 million in 2000.

Operating Expenses

   Operating expenses increased 36% to $102.7 million for the year, compared to $75.3 million in 2000. The increase in operating expenses is attributable to growth in personnel and other expenses to service the Company's existing businesses. The number of employees grew from 1,373 in 2000 to 1,636 in 2001, of which 178 were due to acquisitions. These acquisitions contributed an additional $15.9 million of operating expenses for the year. Excluding the effect of 2001 acquisitions, operating expenses increased by 14% from 2000.

Other Expenses

   Interest expense increased by $3.0 million to $22.2 million for the year over $19.2 million in 2000 as a result of increased debt, partially offset by lower interest rates.

   The Company has determined that there was a value associated with the Warrants issued on May 17, 2001. The value placed on these Warrants, using the Black Scholes method, has been determined to be $1.21 per Warrant, or $2.6 million in total. These warrants became convertible into the common stock of the Company immediately upon issuance. The related debenture issuance discount is being amortized over the five year term of the debentures.

   During the fourth quarter of 2001, the Company established a valuation allowance against its U.S. net deferred tax asset of $63.0 million. Although the Company may be able to realize these tax benefits in future years, SFAS No. 109 "Accounting for Income Taxes", requires the establishment of a valuation allowance where there is uncertainty as to the ability to realize the net deferred tax assets. The net deferred tax asset will be recognized in future periods to the extent that the Company produces taxable income in the United States. It is unlikely that the net deferred tax asset will be realized.

Investment Income

   Gross investment income decreased by $11.0 million in 2001 to $32.0 million from $43.0 million in 2000. Net investment income, after adjusting for investment income payable to others, decreased 31% to $27.2 million in 2001 from $39.3 million in 2000. The 2000 investment income includes $3.7 million of investment income from a special purpose entity, Endeavour Real Estate Securities Ltd. ("Endeavour") recorded in the first quarter of 2000. Endeavour was established by the Company's Financial Services segment to offer offshore investors an opportunity to invest in U.S. real estate investment trusts. In the second quarter of 2000, the ownership structure of Endeavour was changed so that it is no longer consolidated on a line by line basis, but is accounted for on an equity basis. Net investment income was adversely affected by lower interest rates and a change in the portfolio mix to include more invested cash.

Consolidated Results of Operations for the Years Ended December 31, 2000 and
1999

   The Company reported a net loss of $5.6 million or $0.14 per diluted share for the full year 2000, as compared to net income of $50.4 million or $1.14 per diluted share in 1999. The 2000 results include a fourth quarter after-tax charge of $46.1 million or $1.11 per diluted share to establish a reserve for reinsurance recoverable, add to provisions for terminated programs and increase the Company's net loss reserves. Earnings in 1999 were adversely affected by provisions related to net losses incurred on terminated programs of $8.0 million, net of tax, taken in the third quarter 1999.

   Set forth in Table I is an analysis of the components of the Company's revenues for each year.

  Table I--Revenues

                                         Year Ended December 31,
                                       ---------------------------
                                         2000    Growth %   1999
                                       --------  -------- --------
                                              (In thousands)
             Fee income............... $ 99,859     12%   $ 88,799
             Premiums earned..........  254,505     40%    181,798
             Net investment income....   39,332     17%     33,616
             Realized capital (losses)   (4,735)     9%     (5,199)
             Other income (loss)......    1,202    501%       (300)
                                       --------           --------
                Total................. $390,163     31%   $298,714
                                       ========           ========

Fee Income

   The components of fee income by business segment are illustrated in Table II.

  Table II--Fee Income by Business Segment

                                            Year Ended December 31,
                                            ----------------------
                                             2000    Growth  1999
                                            -------  ------ -------
                                                (In thousands)
             Corporate Risk Management Fees $46,690    (5%) $49,365
             Financial Services fees.......  27,943    43%   19,522
             Specialty Brokerage fees......  19,039    39%   13,692
             Specialty Insurance fees......   6,187    (1%)   6,220
                                            -------         -------
                Total...................... $99,859    12%  $88,799
                                            =======         =======

Corporate Risk Management

   This segment accounted for 47% of total fee income for 2000 compared to 56% in 1999. The number of Corporate Risk Management accounts increased slightly in 2000 to 104 from 103 in 1999. Profit margins fell in

2000 to 27% from 32% in 1999. The decline in 2000 profit margins is primarily attributable to the overall decline in fees while the associated expenses rose.

Financial Services

   The Financial Services segment accounted for 28% of total fee income for 2000, up from 22% in 1999. Fees from Financial Services increased primarily as a result of an increase in mutual fund assets under administration from $21.3 billion in 1999 to $36.7 billion at December 31, 2000. Profit margins improved from 3% in 1999 to 16% in 2000 due to these increased fees.

Specialty Brokerage

   Fees in this segment grew by 39% to $19.0 million in the year ended December 31, 2000 as a result of increased business placed in Bermuda and London. Profit margins decreased to 24% in 2000 from 33% in 1999 due to increased operating expenses.

Underwriting

   Premiums earned increased 40% to $254.5 million in 2000 from $181.8 million in 1999.

   The following table summarizes the underwriting (loss)/income:

                                                  Year Ended December 31,
                                                  ----------------------
                                                     2000        1999
                                                  ----------  ----------
                                                      (In thousands)
      Net Premiums earned........................    254,505     181,798
      Losses and loss expenses...................    227,155     147,705
      Acquisition costs and underwriting expenses     82,683      27,531
                                                  ----------  ----------
      Net underwriting (loss) income.............    (55,333)      6,562
                                                  ==========  ==========
      Loss ratio.................................       89.3%       81.2%
      Expense ratio..............................       32.5%       15.1%
                                                  ----------  ----------
      Combined ratio.............................      121.8%       96.3%
                                                  ==========  ==========

Premiums Written

   Gross premiums written for 2000 were $1.4 billion compared to $1.2 billion for 1999, an increase of $216 million or 18%. Details of gross premiums written are detailed below.

                                        Year Ended December 31,
                                        -----------------------
                                           2000        1999
                                        ----------  ----------
                                           (In thousands)
                   Workers compensation $  749,889  $  541,532
                   General liability...    286,106     224,215
                   Auto................    133,186     133,637
                   Accident & health...    120,126     110,553
                   Property............     68,145     126,740
                   Other...............     52,914      57,357
                                        ----------  ----------
                      Total............ $1,410,366  $1,194,034
                                        ==========  ==========

Premiums Earned

   Premiums earned increased 40% to $254.5 million in 2000 from $181.8 million in 1999. The following table shows the breakdown of such premiums:

                                           Year Ended December 31,
                                           -----------------------
                                               2000        1999
                                           -----------  ----------
                                                (In thousands)
            Gross premiums written........   1,410,366   1,194,034
            Premiums ceded................  (1,130,209)   (993,517)
            Change in net unearned premium     (25,652)    (18,719)
                                           -----------  ----------
               Net premiums earned........ $   254,505  $  181,798
                                           ===========  ==========

Losses and Loss Expenses

   Losses and loss expenses for 2000 were $227.2 million, an increase of $79.5 million compared to $147.7 million for 1999. The increase in losses and loss expenses was mainly due to the fourth quarter charge of $69.0 million, taken to establish a reserve for reinsurance recoverables, add to provisions for terminated programs and increase the Company's net loss reserves.

Underwriting Expenses

   Acquisition and underwriting expenses amounted to $82.7 million in 2000 as compared to $27.5 million in 1999, for expense ratios of 32.5% and 15.1% respectively. The components of acquisition and underwriting expenses are shown below:

                                           Twelve Months Ended December 31,
                                         ----------------------------------
                                                2000              1999
                                         ----------------   ---------------
                                                    (In thousands)
   Acquisition costs.................... $ 110,226   43.3%  $ 51,582   28.4%
   Ceding commissions...................  (107,654) (42.3%)  (88,912) (48.9%)
   Underwriting expenses................    80,111   31.5%    64,862   35.7%
   Acquisition and underwriting expenses $  82,684   32.5%  $ 27,531   15.1%

   Acquisition costs amounted to $110.2 million for the 2000 year as compared to $51.6 million in 1999. Ceding commissions, which were previously recorded as Program Business fees, amounted to $107.7 million in 2000 and $88.9 million in 1999. Underwriting expenses amounted to $80.1 million for the year as compared to $64.9 million in 1999.

Operating Expenses

   Operating expenses increased 18% to $75.3 million in 2000, compared to $63.7 million in 1999. The increase in operating expenses is attributable to growth in personnel and other expenses to service the Company's existing businesses. The number of employees grew from 1,143 in 1999 to 1,373 in 2000. The primary cause of the increase in operating expenses was the effect of acquisitions, including Avreco, Compfirst's TPA operations, Professional Risk Management Services, Inc., expansion of captive management operations to the Cayman Islands and of Financial Services in the U.S. and Ireland.

Other Expenses

   Interest expense increased by $12.4 million to $19.2 million for 2000 over $6.8 million in 1999 as a result of increased debt, higher interest rates and Endeavour interest, offset in part by a reduction in debenture interest.

   The charges for income taxes represent effective tax rates of (0.7)% and 104.0% in 1999 and 2000 respectively. The reduced tax rate in 1999 was due to increased earnings outside of the United States. The tax rate in 2000 reflects the net loss incurred during the year as a result of provisions established on reinsurance recoverables. The Legion Companies, as insurance companies in the United States, are subject to income tax on an accelerated basis and, as a result, a deferred tax benefit was carried on the Consolidated Balance Sheets of $34.5 million in 2000 and $4.2 million in 1999.

Investment Income

   Gross investment income increased by $6.8 million in 2000 to $43.0 million from $36.2 million in 1999. Net investment income, after adjusting for investment income payable to others, increased 17% to $39.3 million in 2000 from $33.6 million in 1999. The 2000 investment income includes $3.7 million of investment income from a special purpose entity, Endeavour, recorded in the first quarter of 2000. Endeavour was established by the Company's Financial Services segment to offer offshore investors an opportunity to invest in U.S. real estate investment trusts.

Financial and Credit Risk

   The Company generally requires each Corporate Risk Management client to indemnify it against an underwriting loss. The client normally provides collateral for at least the difference between the funds available in that client's account and the level of expected losses as actuarially determined by the Company, although in certain circumstances the collateral level is below the level of expected losses. This is also the case for insurance clients who participate in an IPC Program. For policies that do not involve an IPC Program, reinsurance protection is purchased by the Company to minimize its underwriting risk. The Company faces a credit exposure in the event that losses exceed their expected level and the client is unable or unwilling to honor its indemnity to the Company. The Company also faces credit exposure on both Specialty Insurance and Corporate Risk Business if its clients or brokers fail to pay the premium due, through failure of the program manager or broker to properly administer the program and through the failure of reinsurers to honor their obligations. Lastly, the Company is exposed to underwriting risk if losses incurred under programs exceed their reinsurance limits or where there is a gap in purchased reinsurance cover.

   In the normal course of operations, the Company establishes provisions as a result of its exposures from certain clients and programs. Depending on the nature of the exposure, these provisions generally reduce the amount of reinsurance recoverable and/or accounts receivable or increase the reserve for losses and loss expenses. On an inception-to-date basis, these provisions totaled $97.7 million at December 31, 2001 and $81.1 million in 2000, net of a reinsurance recovery under a contingency excess of loss policy.

   While the Company evaluates the financial condition of its clients, brokers and reinsurers to minimize its exposure to losses from insolvencies, the exposure to such losses has increased significantly due to the following:

  . the increase in the number of accounts and their inherent growth in premium volume;

  .   the increase in the clients' aggregate retentions since 1991;

  . the increase in amounts recoverable from reinsurers to $2.6 billion at December 31, 2001 from $2.3 billion at December 31, 2000 and $1.7 billion at December 31, 1999; and

  . competitive factors which have limited the amount of collateral that clients are willing to provide.

Liquidity and Capital Resources

Cash and Investments

   At December 31, 2001, the market value of the Company's cash and marketable investments were $642.2 million, as compared to $573.1 million at December 31, 2000. In accordance with SFAS 115, investments held as available for sale are reported at fair market value with unrealized gains and losses included as a separate component of shareholders' equity. These investments generally consist of investment grade fixed-income securities that the Company believes are readily marketable and could be liquidated to meet cash requirements, if necessary.

9 3/8% Convertible Exchangeable Debentures and Warrants Transaction

   On May 17, 2001, in order to raise capital and retire the 33-month floating rate trust preferred securities, known as RHINOS, the Company issued $142.5 million aggregate principal amount of 9 3/8% Convertible Exchangeable Debentures due 2006, sometimes referred to as the 9 3/8% debentures. These
9 3/8% debentures are convertible into common shares at an initial conversion price of $7.00 per share. In connection with that transaction, the following large holders of the 9 3/8% debentures received either the right to designate individuals for nomination to our board of directors or a board observation right:

                                                   Amount of 9 3/8%
                                                      Debentures
                        Name of Holder                Purchased
                        --------------             ----------------
                                                    (in millions)
            XL Insurance Ltd......................      $52.5
            First Union Merchant Banking 2001, LLC      $30.4
            High Ridge Capital Partners II, L.P...      $17.1
            Century Capital Partners II, L.P......      $10.0

   As a unit with the 9 3/8% debentures, the Company issued voting preferred shares that enable holders to vote as if they had converted their 9 3/8% debentures into common shares. In addition, the Company issued warrants to purchase up to 2,151,943 of its common shares with an initial exercise price of $7.00 per share. Through this transaction, the purchasers of the 9 3/8% debentures and warrants have obtained voting power, assuming the exercise of the warrants, of approximately 35% of the total voting power.

The Restructuring

   In September 2001, the Company completed the restructuring of its operating units into two separate holding company structures, each of which is wholly owned by the Company. One holding company, Mutual Risk Management (Holdings) Ltd., owns the insurance operations and general agency entities in the United States and operates the Specialty Insurance segment in the United States. The other holding company, MRM Services Ltd., which is a recently incorporated Bermuda company, owns all of the fee generating businesses that currently comprise the Corporate Risk Management, Specialty Brokerage and Financial Services business segments and all of the insurance operations outside of the United States. MRM Services Ltd. also owns our IPC, or "rent-a-captive," Companies that are principally dedicated to our Corporate Risk Management business segment. The holders of the Company's 9 3/8 % debentures have the right to acquire, at their option, in lieu of the common shares, common shares of MRM Services Ltd. representing an approximate 42.4% ownership interest.

Cash Flow and Reinsurance Disputes

   The Legion Companies program business model, which was recently transitioned to a Specialty Insurance business model, was a significant drain on the Company's cash flow over the last three years. At December 31, 2002 The Legion Companies had paid claims of $230.9 million, for which they had not been reimbursed by reinsurers (2000 $185.6 million; 1999 $75.3 million). A portion of this amount results from the inherent delay in billing reinsurers for paid losses. A portion was due to reinsurers being late in reimbursing the Legion Companies and a portion was due to reinsurers who disputed their obligations and refused to pay the Legion Companies.

   At December 31, 2001 the Legion Companies were involved in a number of matters involving reinsurance disputes. Three of these matters involved active reinsurance arbitration proceedings by the Legion Companies to collect disputed balances due from reinsurers of $48.7 million of paid losses and loss expenses as well as an additional $14.6 million in loss reserves.

   The first of these arbitrations involves a series of accident and health programs written by the Legion Companies from 1997 through 1999. The Legion Companies received a good-faith payment from the reinsurers of $12.3 million during the first quarter of 2001, reducing the unreimbursed paid losses to $30.7 million on these programs, with an estimated $2.2 million of additional loss reserves. This dispute involves a number of Lloyd's syndicates, as well as a number of other reinsurers, and is presently in non-binding mediation. If this mediation does not resolve the dispute, it will be arbitrated in February 2003 in Philadelphia, Pennsylvania.

   The second arbitration proceeding involves a number of reinsurance treaties with a U.S. life insurance company which wrote workers' compensation reinsurance. At issue in the dispute are $7.7 million in unreimbursed paid claims and an estimated $9.8 million in additional loss reserves. On July 31, 2002 the arbitration panel awarded Legion substantially all amounts owing under the contracts, together with interest and substantial attorneys' fees and costs. A further hearing may be held on possible additional damages.

   The third arbitration proceeding involves claims under two individual aggregate reinsurance agreements with a reinsurer and involves $10.3 million of unreimbursed paid claims and an estimated $2.6 million of additional loss reserves. The Legion Companies have held settlement discussions with the reinsurer and an arbitration panel has not yet been selected. The reinsurer has commenced suit in Bermuda to compel arbitration in Bermuda.

   In addition to the three reinsurance arbitrations discussed above, the Legion Companies were involved in a terminated property program written in 1998 and 1999, in which they acted as both a reinsurer and a direct writer of property insurance. In 1999 the Legion Companies established a reserve with respect to this terminated program, of $4.7 million. The Legion Companies and their lead reinsurers, which also issued some of this business directly, are presently investigating this business and have negotiated cooperation agreements. The Legion Companies have denied certain reinsurance claims presented to them, some of which are subject to arbitration. In addition, other of the Legion Companies' quota share reinsurers, representing approximately 20% of other quota share reinsurance, are questioning certain ceded claims, and these disputes are also the subject of two arbitration proceedings.

   The Legion Companies are also in the process of negotiating a commutation agreement with a reinsurer as a result of a dispute which arose in the fourth quarter of 2001. This commutation, together with another commutation which was completed in 2001 involve the Legion Companies receiving a payment of cash from the reinsurers based on a discount to the ultimate losses expected under the agreement. Although the Legion Companies have incurred a loss of $10.8 million under these commutation agreements, they will earn investment income in the future on the cash received.

   Another arbitration proceeding involving two reinsurance treaties with a U.S. life insurance company was settled in the third quarter of 2001. The life insurance company agreed that its cessions treaty with the Legion Companies was valid and it would reinsure the Legion Companies' claims and make all corresponding payments under that treaty. As to the second treaty, which involves a quota share captive program, the Legion Companies agreed to an audit of their claims by the life insurance company, after which the two parties will examine the findings and negotiate the handling of the claims payment. The audit is currently ongoing. If the Companies cannot reach a resolution in the negotiations following the audit, the matter may return to arbitration.

   These disputes have adversely affected operating cash flow, however the Company still produced positive cash flow from operations of $19.3 million during 2001, as compared to $12.9 million in 2000 and $20.6 million in 1999. Cash flow in the first quarter of 2002 has been negative. Reinsurance collections significantly worsened during 2002 and the free cash position of the Legion Companies was the major factor that caused two of the Legion Companies to enter into Voluntary Rehabilitation in Pennsylvania, effective April 1, 2002, and for the Commissioner to subsequently petition for liquidation.

Debt Covenants (See also "Notes to the Financial Statements--Note 9")

   As of December 31, 2001, and as of the date of this report, the Company is in default of certain covenants under its bank loan facility and the 9 3/8% debentures. The covenants that are in default are as follows:

  . each of the Legion Companies is required to maintain a minimum risk based capital of 205%, and as at December 31, 2001, the risk based capital of Legion Insurance Company was 198%. The combined insurance Companies must maintain a minimum risk based capital of 225%, and as at December 31, 2001, the actual risk based capital was 203%;

  . the Company is required to maintain a ratio of total consolidated indebtedness to total capital ratio not exceeding 0.50:1. Subsequent to December 31, 2001, this covenant was amended to require the Company to maintain a ratio of 0.55:1. As at December 31, 2001, the actual consolidated indebtedness to total capital was 0.58:1.

  . the Company is required to maintain a minimum shareholders' equity of $355.1 million excluding the effect of FAS 115, Accounting for Investments. This covenant was amended to require the Company to maintain a minimum shareholders' equity of $325 million. The Company's December 31, 2001 shareholders' equity was $261.5 million.

   As of December 31, 2001, the Company was also in breach of a covenant relating to the minimum statutory combined ratios of its U.S. insurance companies. This event of default was subsequently waived. The Company is also in breach of a covenant to maintain an A.M. Best rating of its U.S. insurance companies of at least "A- (Excellent)" and to raise an additional $50 million of new capital prior to April 30, 2002.

   Failure to meet these requirements, or obtain waivers, has resulted in events of default under the terms of the senior securities. This allows the bank lenders and the holders of the 9 3/8% debentures to require the Company to repay the bank debt and/or the 9 3/8% debentures. The Company does not have sufficient available liquidity to pay the interest and principal if the holders of the bank debt or the 9 3/8% debentures declare the amounts to be immediately due and payable. Therefore, there is substantial doubt about the Company's ability to continue as a going concern.

   In addition, the terms of the Company's indebtedness restrict its ability to declare or pay any dividends on its capital shares, redeem, purchase or acquire any capital shares, make certain types of asset sales and make a liquidation payment with respect to its capital shares.

Specialty Insurance

   At the end of 2001 and 2000, 69% and 64% of the Company's total marketable investments were held by our insurance subsidiaries in the United States. These companies are restricted by regulation in the amount of dividends they can pay without prior regulatory approval to $36.1 million in 2002 (based on 2001 results) and will continue to face these restrictions in the future. During 2001, they paid no dividend. Due to the rehabilitation and conservation of these companies, they will not be paying dividends in the foreseeable future. They are also required to maintain certain deposits with, or supply letters of credit to, regulatory authorities which totaled $241.3 million at December 31, 2001 ($121.9 million of deposits and $119.4 million of letters of credit) as compared to $190.6 million at December 31, 2000 ($63.8 million of deposits and $126.8 million of letters of credit).

   On February 19, 2002, A.M. Best Company reduced the rating of our U.S. insurance companies from "A- (Excellent)" to "B (Fair)" with a negative outlook. This rating was amended on March 29, 2002 to "E (Under Regulatory Supervision") following Legion Insurance and Villanova being placed into rehabilitation. Management subsequently requested that A.M. Best no longer rate the Legion Companies, the IPC Companies and Mutual Indemnity (Dublin) Limited.

   A widely accepted factor used by regulators and rating agencies in evaluating insurance companies is the ratio of net premiums written to policyholders' surplus which is an indication of the degree to which an insurer is leveraged. Because of the low level of net premiums written, they have produced a relatively low ratio on this basis of approximately 0.9:1 in 2001, 0.6:1 in 2000 and 0.6:1 in 1999 and should continue to produce relatively low ratios in the future. Due to the nature of the Company's operations, a more appropriate indication of leverage is the ratio of gross premiums written to policyholders' surplus, which amounted to 4.5:1 in 2001, 3.8:1 in 2000 and 3.6:1 in 1999. The NAIC has established that an "unusual value" for this ratio would be 9:1 or higher.

   The NAIC has adopted an RBC formula to be applied to all property/casualty insurance companies. The formula measures capital and surplus needs based on an insurance company's products and investment portfolio and is to be used as a tool to identify weakly capitalized companies. An insurance company that does not meet the threshold RBC measurement standards could be required to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. At December 31, 2001, the Company's policy-issuing subsidiaries met the RBC requirements with a combined required risk-based capital of $176.4 million and an actual adjusted capital of $358.3 million (2000--$161.9 million and $374.8 million).

   Although the Legion Companies met all the RBC requirements, they were placed in rehabilitation, and subsequently petitioned to be liquidated, due to cash flow issues arising as a result of the ratings downgrade and concerns regarding the timely collection of reinsurance.

Shareholders' Equity

   Shareholders' equity decreased by $90 million to $261.5 million at December 31, 2001 from $351.5 million at December 31, 2000. This decrease was attributable to the net loss in 2001. In connection with the rehabilitation and conservation of the Legion Companies and the sale of Hemisphere Management Ltd. subsequent to the year-end, supplemental pro forma financial statements have been provided to illustrate the scope of the change in the Company's historical consolidated financial position and results of operations as a result of these events. (See "Notes to the Financial Statements--Note 23")

Total Assets

   Total assets increased to $5.4 billion at December 31, 2001, a 10% increase from $4.9 billion at December 31, 2000. Reinsurance recoverables grew from $2.3 billion in 2000 to $2.6 billion in 2001. This increase, which is largely offset by significant development in the reserve for losses and loss expenses, is due to the greater amount of reinsurance utilized in connection with the Company's Insurance Operations (See "Notes to the Financial Statements--Note 23"). Assets held in separate accounts accounted for $839.1 million, or 16% of total assets in 2001 and $799.8 million, or 16%, in 2000. As detailed in Note 2A to the Consolidated Financial Statements, such assets are principally managed assets attributable to participants in the Company's IPC Programs.

Going Concern

   Mutual Risk Management Ltd., the parent holding company, is highly leveraged and has liquidity issues with limited financial flexibility. As discussed above, at December 31, 2001, the Company is not in compliance with certain financial loan covenants with respect to bank debt and convertible debentures of $180.0 million and $142.5 million, respectively. These defaults have not been cured, additional defaults have arisen and there may be additional defaults in the future. This non-compliance permits the lenders under our bank facilities and the holders of our 9 3/8 % debentures to accelerate repayment of amounts borrowed and, to the extent applicable, exercise their rights with respect to the stock and ownership interests pledged as collateral. The Company does not currently have sufficient liquid assets to satisfy these obligations.

   Cash flow needs at the parent holding company level, primarily operating expenses and interest payments on outstanding debt, are primarily funded through dividends from subsidiaries. The U.S. insurance subsidiaries will not pay dividends for the foreseeable future. As described above, the U.S. insurance subsidiaries are in rehabilitation and have been petitioned to be liquidated. Invested assets of the Legion Companies with a carrying value of $121.9 million are on deposit with various state insurance departments. These assets are not readily available for current operations. The Company's U.S. insurance subsidiaries are restricted in the amount of dividends or other distributions they may make without the prior approval of the insurance commissioners of their domiciliary states. Currently none of the U.S. insurance subsidiaries can pay dividends to the holding company.

   The above conditions and events raise substantial doubt about the Company's ability to continue as a going concern. Management plans to address these concerns by seeking purchasers for certain assets, seeking investors and negotiating alternatives for the restructuring and repayment of debt. The Company's ability to continue as a going concern is dependent upon the successful accomplishment of these plans. While management believes these plans to be viable, their ultimate success cannot be assured. If these plans are unsuccessful, the Company may file for voluntary liquidation in Bermuda and/or other jurisdictions, including the United States. The Company has retained Greenhill & Co. LLC, a financial adviser, to assist in restructuring its obligations to its banks and debenture holders.

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

   The Company is also exposed to interest rate risk on the $180 million credit facility, which bears interest at LIBOR plus 150 basis points and a utilization fee of 30 basis points. Subsequent to December 31, 2001, Standard and Poors downgraded the Company's counterparty credit and subordinated debt ratings from BBB - and BB + to B and B -, respectively. The effect of this downgrade is to increase the Company's interest rate on the credit facility to Prime Rate plus 200 basis points and the utilization fee to 50 basis points.

   The 9 3/8% debentures agreement contains financial contracts similar in nature to those of the credit facility. As of December 31, 2001, the Company was not in compliance with certain of these contracts. Once in default, the coupon on the 9 3/8% debentures increases by 100 basis points.

  b)  Equity Price Risk

   Equity price risk arises from fluctuations in the value of securities held. Changes in the level or volatility of equity prices affect the value of equity securities held by the Company. Management does not believe the Company is exposed to a material risk from changes in equity prices due to its limited investment in equity securities.

   The tables below provide information about the Company's available for sale investments that are sensitive to changes in interest rates at December 31, 2001 and 2000 respectively. The tables present expected cash flows and related weighted-average interest rates by expected maturity dates. Separate account assets and liabilities are not included in this analysis as gains and losses related to these accounts generally accrue to the program holders. There were no material quantitative changes in market risk exposure between the current and preceding fiscal year with respect to available for sale investments.

  Year Ended December 31, 2001--Expected Maturity Date

                                                                                    Fair
                                2002   2003   2004   2005   2006  Thereafter Total  Value
                               -----  -----  -----  -----  -----  ---------- ------ ------
                                  (dollars in millions, except average interest rates)
Investments available for sale $31.8  $24.6  $21.5  $13.5  $31.4    $227.0   $349.9 $349.5
Average Interest Rate.........  4.21%  6.57%  6.67%  6.78%  6.37%     5.95%

  Year Ended December 31, 2000--Expected Maturity Date

                                                                                   Fair
                               2001   2002   2003   2004   2005  Thereafter Total  Value
                               ----  -----  -----  -----  -----  ---------- ------ ------
                                  (dollars in millions, except average interest rates)
Investments available for sale $9.8  $35.0  $29.5  $22.8  $15.1    $196.2   $308.4 $304.9
Average Interest Rate.........  5.2%   6.3%   7.0%   6.6%   6.6%      6.4%

Acquisitions

   In January 2001, we acquired Valmet Group Ltd. Subsequently renamed Mutual Trust Management Ltd. ("MTM"), MTM provides trust and corporate services through offices in the Isle of Man, Amsterdam, Geneva, Gibraltar, Cyprus, Dublin and Mauritius. MTM employs 199 people and earned revenues of $17.3 million in 2001 and approximately $13.7 million in 2000.

Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board issued Statement 142, "Goodwill and Other Intangible Assets". Under Statement 142, goodwill and certain intangible assets are no longer amortized but are reviewed annually for impairment. For goodwill and certain intangible assets existing at June 30, 2001, the new impairment only approach (non-amortization) was adopted on January 1, 2002.

Safe Harbor Disclosure for Forward-looking Statements

   In connection with the 'safe harbor' provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), the Company sets forth below cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those which might be projected, forecasted, or estimated or otherwise implied in the Company's forward-looking statements, as defined in the Act, made by or on behalf of the Company in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, telephone calls and conference calls. Such statements may include, but are not limited to, projections of fee income, premiums earned, net investment income, other income, losses and loss expenses incurred, acquisition costs, operating expenses, other expenses, earnings (including earnings per share), cash flows, plans for future operations, shareholders' equity, financing needs, capital plans, dividends, plans relating to products or services of the Company, estimates concerning the effects of litigation or other disputes, plans with respect to restructuring and potential asset sales and potential regulatory action as well as assumptions for any of the foregoing and are generally expressed with words such as "believes", "estimates", "expects", "anticipates", "could have", "may have", and similar expressions.

   Forward-looking statements are inherently subject to risks and uncertainties. The Company cautions that factors which may cause the Company's results to differ materially from such forward-looking statements include, but are not limited to, the following: (a) The ability of the Company to cure the events of default existing under its various debt facilities and actions that may be taken by the Company's lenders and the impact of the agreement in principle to restructure; (b) The long term effects of the rehabilitation proceedings involving of the Company's U.S. insurance company subsidiaries the likelihood of such companies successfully emerging from rehabilitation and the petitions for such companies' liquidation; (c) Changes in the level of competition in the reinsurance or primary insurance markets that adversely affect the volume or profitability of the Company's business. These changes include, but are not limited to, the intensification of price competition, the entry of new competitors, existing competitors exiting the market, and the development of new products by new and existing competitors; (d) Changes in the demand for reinsurance, including changes in ceding companies' retentions, and changes in the demand for primary and excess and surplus lines insurance coverages; (e) The ability of the company to execute its business strategies and its reliance on and retention of key personnel; and (f) Adverse development on claims and claims expense liabilities related to business and the failure of clients, reinsurers or others to meet their obligations to the Company in connection with such losses.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   See Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

To The Board of Directors and Shareholders
Mutual Risk Management Ltd.

   We have audited the accompanying consolidated balance sheets of Mutual Risk Management Ltd. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of (loss) income and comprehensive (loss) income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(B). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mutual Risk Management Ltd. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

   The accompanying financial statements have been prepared assuming that Mutual Risk Management Ltd. and subsidiaries continues as a going concern. As more fully described in Notes 2B, 9, 22 and 23 to the financial statements, Mutual Risk Management Ltd. is highly leveraged, has limited financial flexibility and is not in compliance with certain loan covenants with banks and debenture holders. Effective April 2002, Mutual Risk Management Ltd.'s most significant operating subsidiaries, Legion Indemnity Company, Legion Insurance Company and Villanova Insurance Company (collectively "the Legion Companies") were ordered into rehabilitation. Accordingly, as of April 2002, control of the Legion Companies has transferred to the Insurance Commissioner of the Commonwealth of Pennsylvania and Director of Insurance of Illinois, and in August and September 2002, these regulators have commenced actions to place the Legion Companies into liquidation. Furthermore, the Company's "rent-a-captive" operations have effectively been forced into run-off. These conditions raise substantial doubt about Mutual Risk Management Ltd.'s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or adequacy of liabilities that may result from the outcome of this uncertainty.

Hamilton, Bermuda
August 8, 2002
Except for notes 2B, 22B and 23 as to which the date is September 10, 2002

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                       At December 31,
                                                                                   ----------------------
                                                                                     2001(1)      2000
                                                                                   ----------  ----------
                                                                                    (In thousands except
                                                                                         share data)
                                      ASSETS
Cash and cash equivalents......................................................... $  240,012  $  202,015
Investments--Held as available for sale at fair value (Amortized cost $395,163;
  2000--$381,910).................................................................    402,177     371,074
                                                                                   ----------  ----------
Total cash and marketable investments.............................................    642,189     573,089
Other investments.................................................................     31,250      35,201
Investment income due and accrued.................................................      6,351       5,948
Accounts receivable...............................................................    534,971     407,222
Reinsurance recoverable on paid losses............................................    230,898     185,630
Reinsurance recoverable on unpaid losses..........................................  2,560,602   2,307,466
Deferred expenses.................................................................     90,011      67,461
Prepaid reinsurance premiums......................................................    305,073     346,223
Fixed assets......................................................................     46,986      34,152
Deferred tax benefit..............................................................         --      34,503
Goodwill..........................................................................     67,748      56,219
Other assets......................................................................      7,932       6,758
Assets held in separate accounts..................................................    839,072     799,777
                                                                                   ----------  ----------
   Total Assets................................................................... $5,363,083  $4,859,649
                                                                                   ==========  ==========
                        LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
Reserve for losses and loss expenses.............................................. $2,934,384  $2,529,183
Reserve for unearned premiums.....................................................    456,792     426,069
Pension fund reserves.............................................................     38,843      56,191
Claims deposit liabilities........................................................     20,785      25,407
Accounts payable..................................................................    335,817     310,590
Accrued expenses..................................................................     19,129      15,655
Taxes payable.....................................................................      1,137      24,139
Credit facility (in default for 2001).............................................    180,000     220,000
Other loans payable...............................................................     17,874       3,595
Prepaid fees......................................................................     83,624      68,529
9 3/8 Convertible Debentures (in default).........................................    140,227          --
Zero Coupon Convertible Exchangeable Subordinated Debentures......................     14,400      13,673
Other liabilities.................................................................     19,475      15,308
Liabilities related to separate accounts..........................................    839,072     799,777
                                                                                   ----------  ----------
   Total Liabilities..............................................................  5,101,559   4,508,116
                                                                                   ----------  ----------
SHAREHOLDERS' EQUITY
Common shares--Authorized 180,000,000 (par value $0.01)
  Issued and outstanding 41,770,484 (excluding 2,728,816 cumulative shares held in
  treasury) (2000--41,614,649)....................................................        418         416
Additional paid-in capital........................................................    121,161     117,188
Unearned stock grant compensation.................................................       (978)         --
Accumulated other comprehensive income (loss).....................................      7,013     (10,836)
Retained earnings.................................................................    133,910     244,765
                                                                                   ----------  ----------
   Total Shareholders' Equity.....................................................    261,524     351,533
                                                                                   ----------  ----------
   Total Liabilities & Shareholders' Equity....................................... $5,363,083  $4,859,649
                                                                                   ==========  ==========

(1) See "Notes to the Consolidated Financial Statements--Note 23".

          See accompanying notes to consolidated financial statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

                                                                  Year ended December 31,
                                                         ---------------------------------------------
                                                            2001(4)          2000(1)        1999(1)
                                                          -----------     -----------     -----------
                                                         (In thousands except share and per share data)
REVENUES
   Fee income........................................... $   137,691      $    99,859     $    88,799
   Net premiums earned..................................     320,926          254,505         181,798
   Net investment income................................      27,156           39,332          33,616
   Realized capital (losses)............................      (9,409)          (4,735)         (5,199)
   Other income (loss)..................................       1,444            1,202            (300)
                                                          -----------     -----------     -----------
   Total Revenues.......................................     477,808          390,163         298,714
                                                          -----------     -----------     -----------
EXPENSES
   Losses and loss expenses incurred....................     316,849          227,155         147,705
   Acquisition costs and underwriting expenses..........     105,196           82,683          27,531
   Operating expenses...................................     102,654           75,342          63,663
   Interest expense.....................................      22,242           19,192           6,807
   Other expenses.......................................       4,287            4,188           2,701
                                                          -----------     -----------     -----------
   Total Expenses.......................................     551,228          408,560         248,407
                                                          -----------     -----------     -----------
(LOSS) INCOME BEFORE INCOME TAXES, MINORITY
  INTEREST AND EXTRAORDINARY LOSS.......................     (73,420)         (18,397)         50,307
   Income Taxes.........................................      32,854          (19,133)           (365)
                                                          -----------     -----------     -----------
(LOSS) INCOME BEFORE MINORITY INTEREST AND
  EXTRAORDINARY LOSS....................................    (106,274)             736          50,672
   Minority interest....................................      (1,966)             509             (52)
                                                          -----------     -----------     -----------
(LOSS) INCOME BEFORE EXTRAORDINARY LOSS.................    (108,240)           1,245          50,620
Extraordinary loss on extinguishment of debt, net of tax         949            6,827             182
                                                          -----------     -----------     -----------
NET (LOSS) INCOME.......................................    (109,189)          (5,582)         50,438
OTHER COMPREHENSIVE INCOME, NET OF TAX
   Unrealized gains (losses) on investments, net of
     reclassification adjustment........................      17,849            4,101         (19,393)
                                                          -----------     -----------     -----------
COMPREHENSIVE (LOSS) INCOME............................. $   (91,340)     $    (1,481)    $    31,045
                                                          ===========     ===========     ===========
EARNINGS PER COMMON SHARE
   Net (loss) income:
   Basic................................................ $     (2.62)     $     (0.14)    $      1.18
   Diluted.............................................. $     (2.62)     $     (0.14)    $      1.14
   Dividends per Common Share........................... $      0.04      $      0.28     $      0.25
                                                          ===========     ===========     ===========
   Weighted average number of Common Shares outstanding
   --Basic..............................................  41,694,366       41,244,621      42,797,133
                                                          ===========     ===========     ===========
   Weighted average number of Common Shares outstanding
   --Diluted............................................  41,694,366(2)    41,244,621(3)   49,606,913
                                                          ===========     ===========     ===========

--------
(1) The Company has amended the income statement presentation and reclassified the comparative periods to reflect the transition from its former Program Business model to a specialty insurance operation.
(2) Excludes the conversion of convertible debentures, options, warrants and convertible loan, which have an anti-dilutive effect.
(3) Excludes the conversion of convertible debentures and options, which have an anti-dilutive effect.
(4)  See " Notes to the Consolidated Financial Statements-Note 23"

          See accompanying notes to consolidated financial statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                   Common
                                                          Treasury    Change in                     Share    Dividend of
                               Opening   Shares  Warrants  Shares     Unrealized        Net       Dividends    Acquired
                               Balance   Issued   Issued  Purchased Gain (Loss)(1) (Loss) Income Declared(2) Companies(3)
                              --------  -------  -------- --------- -------------- ------------- ----------- ------------
                                                                    (In thousands)
Year Ended December 31, 2001
Common Shares................ $    416  $     2   $   --  $     --     $     --      $      --    $     --      $  --
Additional paid-in capital...  117,188    1,375    2,598        --           --             --          --         --
Unearned stock grant
 compensation................ $     --     (978)      --        --           --             --          --         --
Accumulated other
 comprehensive (loss)
 income...................... $(10,836)      --       --        --       17,849             --          --         --
Retained earnings............ $244,765       --       --        --           --       (109,189)     (1,666)        --
                              --------  -------   ------  --------     --------      ---------    --------      -----
Total Shareholders' Equity at
 December 31, 2001........... $351,533  $   399   $2,598  $     --     $ 17,849      $(109,189)   $ (1,666)     $  --
                              ========  =======   ======  ========     ========      =========    ========      =====
Year Ended December 31, 2000
Common Shares................ $    412  $     5   $   --  $     (1)    $     --      $      --    $     --      $  --
Additional paid-in capital...  110,755    7,819       --    (1,386)          --             --          --         --
Accumulated other
 comprehensive (loss)
 income......................  (14,937)      --       --        --        4,101             --          --         --
Retained earnings............  261,914       --       --        --           --         (5,582)    (11,567)        --
                              --------  -------   ------  --------     --------      ---------    --------      -----
Total Shareholders' Equity at
 December 31, 2000........... $358,144  $ 7,824       --  $ (1,387)    $  4,101      $  (5,582)   $(11,567)     $  --
                              ========  =======   ======  ========     ========      =========    ========      =====
Year Ended December 31, 1999
Common Shares................ $    422  $    16   $   --  $    (26)    $     --      $      --    $     --      $  --
Additional paid-in capital...  114,916   25,626       --   (29,787)          --             --          --         --
Accumulated other
 comprehensive income
 (loss)......................    4,456       --       --        --      (19,393)            --          --         --
Retained earnings............  223,372       --       --        --           --         50,438     (11,005)      (891)
                              --------  -------   ------  --------     --------      ---------    --------      -----
Total Shareholders' Equity at
 December 31, 1999........... $343,166  $25,642       --  $(29,813)    $(19,393)     $  50,438    $(11,005)     $(891)
                              ========  =======   ======  ========     ========      =========    ========      =====


                               Closing
                               Balance
                              --------

Year Ended December 31, 2001
Common Shares................ $    418
Additional paid-in capital... $121,161
Unearned stock grant
 compensation................ $   (978)
Accumulated other
 comprehensive (loss)
 income...................... $  7,013
Retained earnings............ $133,910
                              --------
Total Shareholders' Equity at
 December 31, 2001........... $261,524
                              ========
Year Ended December 31, 2000
Common Shares................ $    416
Additional paid-in capital...  117,188
Accumulated other
 comprehensive (loss)
 income......................  (10,836)
Retained earnings............  244,765
                              --------
Total Shareholders' Equity at
 December 31, 2000........... $351,533
                              ========
Year Ended December 31, 1999
Common Shares................ $    412
Additional paid-in capital...  110,755
Accumulated other
 comprehensive income
 (loss)......................  (14,937)
Retained earnings............  261,914
                              --------
Total Shareholders' Equity at
 December 31, 1999........... $358,144
                              ========

--------
(1) Net of reclassification adjustment, net of tax (see Note 10).
(2) Dividend per share amounts were $0.04, $0.28 and $0.25 for 2001, 2000 and 1999 respectively.
(3) Captive Resources, Inc. paid a cash dividend of $0.51 in 1999 based on the equivalent number of Common Shares that would have been outstanding on the dividend date after giving effect to the pooling of interests in 1999.


          See accompanying notes to consolidated financial statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year ended December 31,
                                                               -------------------------------
                                                                  2001       2000       1999
                                                               ---------  ---------  ---------
                                                                        (In thousands)
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income............................................. $(109,189) $  (5,582) $  50,438
Items not affecting cash:
   Depreciation...............................................    15,131     11,900      8,306
   Amortization of investments................................      (581)      (752)    (1,344)
   Net loss on sale of investments............................     9,408      4,991      5,587
   Other investment gains.....................................        --         --       (361)
   Amortization of convertible debentures.....................       727      1,396      5,997
   Deferred tax benefit.......................................    40,444    (30,270)    (1,004)
   Extraordinary loss on extinguishment of debt...............       949      6,827        182
   Amortization of warrants...................................       325         --         --
   Other items................................................       (92)    (2,535)     2,072
Net changes in non-cash balances relating to operations:
   Accounts receivable........................................  (173,017)   (28,262)  (210,721)
   Reinsurance recoverable....................................  (253,136)  (577,531)  (650,373)
   Investment income due and accrued..........................      (403)      (775)        79
   Deferred expenses..........................................   (14,654)   (37,055)    (3,191)
   Prepaid reinsurance premiums...............................    41,150    (65,145)   (74,591)
   Other assets...............................................    (1,174)        72     (1,215)
   Reserve for losses and loss expenses.......................   405,201    669,062    669,694
   Prepaid fees...............................................    15,095     10,504     10,900
   Reserve for unearned premiums..............................    30,723     90,804     93,372
   Accounts payable...........................................    25,227    (43,375)   110,548
   Taxes payable..............................................   (23,002)       957      8,331
   Accrued expenses...........................................     3,474      4,601       (998)
   Other liabilities..........................................     6,664      3,104     (1,074)
                                                               ---------  ---------  ---------
NET CASH FROM OPERATING ACTIVITIES............................    19,270     12,936     20,634
                                                               ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of investments--Available for sale......    48,015    369,584     85,312
   Proceeds from maturity of investments--Available for sale..    34,251     32,463     53,183
   Fixed assets purchased.....................................   (28,307)   (17,345)   (17,732)
   Investments purchased--Available for sale..................  (118,009)  (321,338)  (153,949)
   Acquisitions and other investments.........................   (10,365)   (11,905)   (10,130)
   Proceeds from sale of other investments....................    11,123         --        577
   Other items................................................       330        420        104
                                                               ---------  ---------  ---------
NET CASH (APPLIED TO) FROM INVESTING ACTIVITIES...............   (62,692)    51,879    (42,635)
                                                               ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Other loans (repaid) received..............................   (25,721)   102,547    117,511
   Debentures issued, net of expenses.........................   130,545         --         --
   Extinguishment of convertible debentures...................        --   (101,325)    (6,163)
   Proceeds from shares issued................................     2,997      7,824     11,209
   Purchase of treasury shares................................        --     (1,387)   (29,813)
   Claims deposit liabilities.................................    (4,622)    (2,517)    (9,524)
   Pension fund reserves......................................   (17,348)   (11,790)   (11,773)
   Dividends paid.............................................    (4,162)   (11,539)   (11,482)
                                                               ---------  ---------  ---------
NET CASH FROM (APPLIED TO) FINANCING ACTIVITIES                   81,689    (18,187)    59,965
                                                               ---------  ---------  ---------
Net increase in cash and cash equivalents.....................    37,997     46,628     37,964
Cash and cash equivalents at beginning of year................   202,015    155,387    117,423
                                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...................... $ 240,012  $ 202,015  $ 155,387
                                                               =========  =========  =========
Supplemental cash flow information:
Interest paid................................................. $  20,787  $  17,796  $     810
                                                               =========  =========  =========
Income taxes paid, net........................................ $      --  $   8,597  $   3,217
                                                               =========  =========  =========

          See accompanying notes to consolidated financial statements

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

   Mutual Risk Management Ltd., incorporated in 1977 and headquartered in Bermuda, provides insurance and financial services to buyers of commercial insurance. Our principal focus has been on the alternative market. The alternative market is an alternative to traditional commercial insurance that allows companies to self-insure a significant amount of their loss exposure, transferring only the unpredictable excess risk to insurers. Services we have historically provided include designing and implementing risk financing programs, issuing insurance policies, managing a client's captive insurance company or providing access to one of our "rent-a-captive" entities, arranging reinsurance coverage and providing or coordinating the purchase of loss prevention and claims administration services. As a result of the rehabilitation proceedings relating to the Legion Companies we had been seeking one or more replacement insurance companies to provide the policy issuing services related to our alternative market business although this has proved to be unsuccessful. As a result, the IPC Companies are effectively in run-off. Until the recent sale of our fund administration business, principally Hemisphere Management Ltd., we were also a provider of services to offshore mutual funds and other companies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and are presented in United States Dollars. As described below the Company is experiencing financial difficulties. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or adequacy of liabilities that may result from the outcome of this uncertainty.

A.  Consolidation

      (i) General

   The Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation. All of the voting common shares of the IPC companies are owned by wholly-owned subsidiaries of the Company. All of the earnings, assets and liabilities of the IPC companies attributable to the common shareholders are consolidated on a line by line basis. All of the non-voting preferred shares of the IPC companies are owned by program holders (see note 2A(ii)). Management is required to make estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.

      (ii) Assets Held in and Liabilities Related to Separate Accounts

   A substantial majority of the assets and liabilities of the IPC Companies represents assets under management and related liabilities of the IPC Programs. The program holders, through their ownership of preferred shares in the IPC Companies, enter into a Preferred Shareholder Agreement. The preferred shares are redeemable after five years. The Preferred Shareholder Agreements provide for the payment of dividends to the preferred shareholders based on premiums earned, investment income, expenses paid and losses and loss expenses incurred in each separate account. The final dividend on a program is determined when all incurred losses in all underwriting years of a program are ultimately paid; the preferred shareholder may not terminate its indemnity obligation under the Preferred Shareholder Agreement before this time. Under the Preferred Shareholder Agreement the program holder assumes investment and underwriting risk and the IPC Company receives an administrative fee for managing the program. Accordingly, the Company treats the premium written in connection with these programs, whether written directly or assumed as reinsurance, as premiums ceded to the separate accounts of the IPC Companies and does not include such amounts in the Company's premiums earned

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES on the Consolidated Statement of (Loss) Income and Comprehensive (Loss) Income. This premium ceded amounted to $313.4 million in 2001 (2000--$346.8 million; 1999--$257.8 million) of which over 75% in each year relates to workers' compensation risks. The assets and liabilities of the IPC Companies relating to the preferred shareholders interest are included with "Assets held in and Liabilities related to separate accounts" on the Consolidated Balance Sheets. Included in these assets are cash and marketable investments of $367.5 million at December 31, 2001 (2000--$335.4 million) and other assets of $345.6 million (2000--$261.4 million).

B.  Going Concern

   For the years ended December 31, 2001 and 2000, the Company incurred net losses of $109.2 million and $5.6 million, respectively. During this period shareholders equity has decreased from $358.1 million at January 1, 2000 to $261.5 million at December 31, 2001.

   The parent holding company is highly leveraged and has liquidity issues with limited financial flexibility. At December 31, 2001 and currently, the Company is not in compliance with certain financial loan covenants with respect to bank debt and convertible debentures of $180.0 million and $142.5 million, respectively. This noncompliance permits the lenders to accelerate repayment of amounts borrowed and, to the extent applicable, exercise their rights with respect to the stock and ownership interests pledged as collateral. The Company does not currently have sufficient liquid assets to satisfy these obligations.

   At December 31, 2001, the Company includes three insurance subsidiaries, Legion Insurance Company, domiciled in Pennsylvania, Legion Indemnity Company domiciled in Illinois and Villanova Insurance Company domiciled in Pennsylvania. On March 28, 2002, the Commonwealth Court of Pennsylvania entered an order of rehabilitation placing Legion Insurance Company and Villanova Insurance Company in rehabilitation, effective April 1, 2002. As of April 1, 2002, the Insurance Commissioner of Pennsylvania has taken control over Legion Insurance and Villanova through a special deputy. Legion Insurance and Villanova consented to the entry of the Orders of Rehabilitation and waived any rights to a hearing before the Insurance Commissioner or the Commonwealth Court. On April 3, 2002, the Illinois Court entered an order of conservation placing Legion Indemnity in conservation. Legion Indemnity consented to the entry of the Order of Conservation and waived any rights to a hearing before the Director of Insurance or the Illinois Court. While not as onerous as rehabilitation, this gives the Director of Insurance of Illinois reasonably broad powers to control Legion Indemnity's operations and evaluate whether there is a need to place Legion Indemnity in rehabilitation. The Company has been advised that the Office of Special Deputy Receiver, representing the Illinois Director of Insurance, has concerns about the viability of a potential run-off or rehabilitation of Legion Indemnity Company. In the event such a run-off or rehabilitation is deemed unfeasible by the Director, liquidation of the company is the likely course of action by the Director.

   On August 28 and 29, 2002, the Insurance Commissioner of Pennsylvania filed petitions to liquidate Legion Insurance Company and Villanova Insurance Company. A court hearing on the petitions has not to date been scheduled.

   On September 10, 2002 the Illinois Insurance Department filed a motion seeking to liquidate Legion Indemnity Company. A court hearing on the motion has not to date been scheduled.

   Cash flow needs at the parent holding company level, primarily operating expenses and interest and principal payments on outstanding debt, are primarily funded through dividends from subsidiaries. The subsidiaries' abilities to pay dividends in the future may be adversely impacted by subsidiary level liquidity constraints. As described above, the insurance subsidiaries are substantially in run-off. Invested assets of the Legion Companies with a carrying value of $121.9 million are on deposit with various state insurance

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES departments. These assets are not readily available for current operations. The Company's U.S. insurance subsidiaries are restricted in the amount of dividends or other distributions they may make without the prior approval of the insurance commissioners of their domiciliary states. Currently none of the insurance subsidiaries can pay dividends to the holding company without the prior approval of the insurance commissioner of their domicile states.

   The above conditions and events raise substantial doubt about the Company's ability to continue as a going concern. Management plans to address these concerns by pursuing an orderly cessation of premium writings, seeking buyers for certain assets, seeking investors and negotiating alternatives for the restructuring and repayment of debt. The Company's ability to continue as a going concern is dependent upon the successful accomplishment of these plans. While management believes these plans to be viable, their ultimate success cannot be assured. (See "Notes to the Consolidated Financial Statements--Note 23")

C.  Investments

   Investments are comprised of bonds, redeemable preferred shares and mutual funds. All investments are classified as available for sale in accordance with SFAS 115 and are reported at fair market value with unrealized gains and losses, net of tax, included in accumulated other comprehensive income in shareholders' equity.

   Realized gains and losses on the sale of investments are recognized in net
(loss) income using the specific identification basis for bonds and the average cost method for mutual funds. Investments which incur a decline in value, which is other than temporary, are written down to fair value as a new cost basis with the amount of the write down included in net (loss) income. Investment income is accrued as earned and includes amortization of market premium and discounts for bonds.

D.  Revenue Recognition

      (i) Policy issuing fees and ceding commissions are recorded as the premium is written and earned over the applicable policy period. The unearned portion is included in prepaid fees on the Consolidated Balance Sheets.

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

      (vi) Net investment income is included after deducting various items as detailed in Note 6C.

E.  Losses and Loss Expenses Incurred

   Losses and related loss adjustment expenses are charged to income as they are incurred and are net of losses recovered and recoverable of $1,327.6 million in 2001 (2000--$1,175.9 million; 1999--$1,185.7 million).

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Included in loss reserves are gross loss reserves of $150.1 million and $169.6 million at December 31, 2001 and 2000 which have been discounted by $14.7 million and $12.0 million respectively, assuming interest rates of approximately 4% for both medical malpractice reserves and specific and aggregate workers' compensation reserves. These reserves are also discounted for regulatory filings. After reinsurance, the net effect of this discounting was to increase net income by $2.3 million and $0.2 million in 2001 and 2000 and decrease net income by $0.8 million in 1999. Discounting also reduced net loss reserves by $6.6 million and $4.0 million at December 31, 2001 and 2000 respectively.

   Reserves are established for losses and loss adjustment expenses relating to claims which have been reported on the basis of evaluations of independent claims adjusters under the supervision of the Company's claims staff. In addition, reserves are established, in consultation with the Company's independent actuaries, for losses which have occurred but have not yet been reported to the Company and for adverse development of reserves on reported losses. Reinsurance recoverable is shown separately on the Consolidated Balance Sheets. Management believes that the resulting estimate of the liability for losses and loss adjustment expenses at December 31, 2001 and 2000 is adequate to cover the ultimate net cost of losses and loss expenses incurred, however such liability is necessarily an estimate and no representation can be made that the ultimate liability will not exceed such estimate.

F.  Claims Deposit Liabilities

   The Company records certain programs that do not meet the conditions for reinsurance accounting as claims deposit liabilities on the Consolidated Balance Sheets in accordance with Statement Of Position 98-7, "Deposit Accounting; Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk".

G.  Income Taxes

   The Company records its income tax liability and deferred tax asset in accordance with SFAS 109. In accordance with this statement, the Company records deferred income taxes which reflect the net tax effect of the temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

   A valuation allowance of $63.0 million was established in 2001. This amount relates primarily to losses incurred in the Legion Companies and the uncertainty of the Company's ability to realize the net deferred tax asset through future taxable income generated by the Legion Companies.

H.  Depreciation and Amortization

   Depreciation of furniture and equipment is provided on a straight-line basis over their estimated useful lives ranging from 2 to 10 years. Amortization of leasehold improvements is computed on a straight-line basis over the terms of the leases. Accumulated depreciation at December 31, 2001 amounted to $54.6 million (2000--$40.5 million). Goodwill related to the acquisition of subsidiaries is amortized on a straight-line basis over 20 to 40 years, is evaluated periodically for any impairment in value and is included in other expenses on the Consolidated Statements of (Loss) Income and Comprehensive
(Loss) Income. Accumulated amortization at December 31, 2001 amounted to $15.0 million (2000--$10.6 million).

I.  Deferred Expenses

   Deferred expenses which consist primarily of policy acquisition costs are deferred and charged to income on a pro-rata basis over the periods of the related policies.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

J.  Earnings per Common Share

   Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of stock options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock options where the results are not anti-dilutive (see Note 15).

K.  Cash and Cash Equivalents

   Cash and cash equivalents include cash on hand, money market instruments and other debt issues purchased with an original maturity of ninety days or less.

L.  Zero Coupon Convertible Exchangeable Subordinated Debentures

   The Debentures are recorded at original issue price plus accrued original issue discount. The current amortization of the original issue discount is included in interest expense on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

M.  Stock-Based Compensation

   The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and accordingly, does not recognize compensation cost as all options are issued with an exercise price equal to the market price of the stock on the date of issue. Note 14 contains a summary of the pro-forma effects to reported net (loss) income and earnings per share for 2001, 2000 and 1999 had the Company elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123.

N.  Pension Fund reserves

   Pension fund reserves represent receipts from the issuance of pension investment contracts. Such receipts are considered deposits on investment contracts that do not have mortality or morbidity risk. Account balances in the accumulation phase are increased by deposits received and interest credited and are reduced by withdrawals and administrative charges. Calculations of contract holder account balances for investment contracts reflect interest crediting rates ranging from 2.0% to 6.5% at December 31, 2001 (2000--2.25% to 7.0%),
based on contract provisions, the Company's experience and industry standards. At December 31, 2001 the amount of pension fund reserves related to products in the accumulation phase was $33.3 million (2000--$50.5 million).

   Upon retirement, individuals can convert their accumulated pension fund account balances into a benefit stream by purchasing a payout annuity from the Company. Single premium life reserves are established for the payout annuities in amounts adequate to meet the estimated future obligations of the policies in force. The calculation of these reserves involves the use of estimates concerning such factors as mortality rates, interest rates averaging 5.75% at December 31, 2001 (2000--5.75%), and future expense levels applicable to the individual policies. Mortality assumptions are based on various actuarial tables. These assumptions consider Company experience and industry standards. To recognize the uncertainty in the reserve calculation, the reserves include reasonable provisions for adverse deviations from those estimates. At December 31, 2001 the amount of pension fund reserves related to payout annuities was $5.5 million (2000--$5.7 million).

O.  Income Statement Presentation

   The income statement presentation reflects the Company's new business model, in which the Company retained more underwriting risk and shifted its focus from its Program Business segment to its Specialty

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

Insurance business segment. The presentation for all prior periods has been amended so that all periods are presented on a consistent basis. The change in presentation affects some individual revenue and expense line items but does not change our net income.

P.  New Accounting Pronouncement

   In June 2001, FASB issued FAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. As required, the Company will adopt FAS 142 on January 1, 2002 and will cease amortizing goodwill at that time. All goodwill recognized in the Company's consolidated balance sheet at January 1, 2002 will be assigned to one or more reporting units. Goodwill in each reporting unit should be tested for impairment by June 30, 2002. An impairment loss recognized as a result of a transitional impairment test of goodwill should be reported as the cumulative effect of a change in accounting principle.

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

B. At December 31, 2001 losses recoverable and prepaid reinsurance of $3,096.6 million (2000--$2,839.3 million) had been ceded to reinsurers other than the IPC Companies. $2,168.7 million of this amount (2000--$2,066.9 million) has been ceded to reinsurers licensed in the United States which are not required to provide letters of credit or other collateral to secure their obligation. One such U.S. reinsurer accounted for $291.8 million (2000--$271.3 million). The remaining $927.9 million of reinsurance ceded (2000--$772.4 million) was ceded to reinsurers not licensed in the United States, including $29.6 million ceded to companies managed by the Company (2000--$23.0 million). These non-U.S. reinsurers have provided collateral security to the Company in the form of letters of credit and cash at December 31, 2001 of $144.8 million (2000--$104.3 million). Letters of credit held by the Company are issued by and/or confirmed by member banks of the U.S. Federal Reserve. The Company regularly reviews the credit exposure which it has to each bank, together with the bank's financial position and requires replacement of the collateral security in cases where the exposure to the bank exceeds acceptable levels. The Company's largest exposure to an individual bank amounted to $34.3 million at December 31, 2001 (2000--$18.8 million). The IPC Companies have a $305 million (2000--$350 million) Letter of Credit facility pursuant to which letters of credit are issued on their behalf to the Legion Companies and certain other US insurance companies. This facility is fully collateralized by funds on deposit, and incoming letters of credit. The facility is guaranteed by the Company. At December 31, 2001 a reserve for uncollectible reinsurance of $37.0 million (2000--$0.8 million) was outstanding.

   The IPC Companies have provided letters of credit to the Legion Companies as security for the obligations of those companies under reinsurance arrangements with the Legion Companies. These letters of credit are collateralized by cash, investments and letters of credit provided to the IPC Companies. The providers of the letter of credit facility declined to renew the facility and effective July 11, 2002 the letter of credit facility was replaced by trust arrangements in favor of the Legion Companies. The trusts are funded by the collateral that previously supported the letter of credit facility.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

C. The Company's reserve for unearned premiums and reserve for losses and loss expenses excludes reserves related to premiums ceded to the IPC Companies, where the program holders assume the underwriting risk relating to such premium (see Note 2A(ii)). These reserves are included in liabilities related to separate accounts and amounted to $727.9 million at December 31, 2001 (2000--$556.6 million). Clients of the Company's IPC Program generally agree, as part of a Shareholder Agreement, to indemnify the Company against certain underwriting losses on the IPC Program. Clients generally provide letters of credit or cash deposits as collateral for this indemnification, either in the full amount of the potential net loss or to the level of expected losses as projected by the Company. These contractual indemnifications from clients, whether fully or partially secured, amounted to approximately $188.2 million at December 31, 2001 (2000--$118.5 million). At December 31, 2001, the IPC Companies had uncollateralized positions of $113.3 million (2000--$74.6 million). The uncollateralized amounts will vary based on the underwriting results of the IPC Programs. Management reviews its collateral security position at the inception and renewal of each IPC Program in order to minimize the risk of loss. In order for the Company to sustain a loss on the portion of such indemnity agreement secured by a letter of credit, the Company would have to be unable to collect from both the client and the bank issuing the letter of credit. The Company has a credit exposure in the event that losses exceed their expected level and the client is unable or unwilling to honor its indemnity to the Company or fails to pay the premium due. For these reasons the Company has established provisions for losses on certain of these programs. These provisions are net of a reinsurance recovery of $27.0 million under a contingency excess of loss policy at December 31, 2001 (2000--$27.0 million). These provisions, which total $97.7 million at December 31, 2001 (2000--$81.1 million), adversely impacted the underwriting results for 2001 by $21.4 million (2000--$65.7 million; 1999--$7.6 million).

   At December 31, 2001, the Company was involved in arbitration proceedings for the payment of reinsurance recoverables from reinsurers who have withheld payments due to the Company totaling $48.7 million (2000--$56.1 million) as well as an estimated $14.6 million (2000--$83.3 million) of reserves. The amounts due to the Company relate primarily to reinsurance on workers' compensation and accident and health coverage. While such reinsurance recoverable amounts are material to the Company's results of operations and financial position, Company management believes it will ultimately prevail in such arbitrations and any related actions that may arise. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cash Flow and Disputes".

   The Company is involved in other legal actions, arbitrations and contingencies occurring in the normal course of business. In the opinion of management, the outcome of these matters is not expected to have a material adverse effect on the results of operations or financial position of the Company.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

   D.  Premiums earned are the result of the following:

                                                  Year ended December 31,
                          ----------------------------------------------------------------------
                                   2001                    2000                    1999
                                 Premiums                Premiums                Premiums
                          ----------------------  ----------------------  ----------------------
                            Written     Earned      Written     Earned      Written     Earned
                          ----------  ----------  ----------  ----------  ----------  ----------
                                                      (In thousands)
Direct................... $1,489,310  $1,475,105  $1,388,836  $1,291,110  $1,129,935  $1,018,761
Assumed..................     48,861      52,173      18,629      33,156      64,099      54,724
Ceded to IPC Companies(1)   (313,408)   (317,007)   (346,792)   (377,346)   (257,848)   (233,953)
Ceded to third parties...   (829,119)   (889,345)   (780,516)   (692,415)   (735,669)   (657,734)
                          ----------  ----------  ----------  ----------  ----------  ----------
Net premiums............. $  395,644  $  320,926  $  280,157  $  254,505  $  200,517  $  181,798
                          ==========  ==========  ==========  ==========  ==========  ==========

--------
(1) See Note 2A(ii)

4.  RESERVE FOR LOSSES AND LOSS EXPENSES

   The following table sets forth a reconciliation of beginning and ending reserves for losses and loss expenses.

                                                                      Year ended December 31,
                                                                ----------------------------------
                                                                   2001        2000        1999
                                                                ----------  ----------  ----------
                                                                          (In thousands)
Gross reserves for losses and loss expenses, beginning of year. $2,529,183  $1,860,120  $1,190,426
Recoverable from reinsurers....................................  2,307,466   1,729,936   1,079,563
                                                                ----------  ----------  ----------
Net reserves for losses and loss expenses, beginning of year...    221,717     130,184     110,863
Provision for losses and loss expenses for claims occurring in:
   Current year................................................    188,845     157,813     140,574
   Prior years.................................................    128,004      69,342       7,131
                                                                ----------  ----------  ----------
       Total losses and loss expenses incurred.................    316,849     227,155     147,705
                                                                ==========  ==========  ==========
Payments for losses and loss expenses for claims occurring in:
   Current year................................................    (64,128)    (29,197)    (61,697)
   Prior years.................................................   (100,656)   (106,425)    (66,687)
                                                                ----------  ----------  ----------
       Total payments..........................................   (164,784)   (135,622)   (128,384)
                                                                ==========  ==========  ==========
Net reserves for losses and loss expenses, end of year.........    373,782     221,717     130,184
Recoverable from reinsurers....................................  2,560,602   2,307,466   1,729,936
                                                                ----------  ----------  ----------
Gross reserves for losses and loss expenses, end of year....... $2,934,384  $2,529,183  $1,860,120
                                                                ==========  ==========  ==========

   During 2001, 2000 and 1999, the Company reported incurred losses and loss expenses relating to prior years (change in the previously estimated liability for losses and loss expenses) of $128.0 million, $69.3 million and $7.1 million. Management's assessment of the significant conditions and events, which resulted in these changes in estimates, is as follows.

   During 2001 the increase in incurred losses and loss expenses relating to prior years resulted from:

  . Insolvency of some of the Company's reinsurers of approximately $31.1 million, predominately $26.9 million relating to the insolvency of Reliance Insurance Company;

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

  . Additional net losses of $18.8 million incurred resulting from commutations with other reinsurers;

  . Strengthening of provisions of $12.4 million relating to reinsurance recoveries;

  . An additional provision of $3.5 million for the costs of running off the business underwritten by the Company's underwriting management company, CompFirst;

  . An additional provision of $13 million established by the IPC Companies to reflect increased problems in collecting indemnity payments due to these companies from their clients; and

  . General reserve strengthening of the Company's loss reserves of $49.2 million following actuarial analysis completed during the fourth quarter of 2001. This primarily relates to a few discontinued programs written by the Company predominately through accident years 1996-1999 where the incurred losses have been much greater than anticipated at the time that they were underwritten. Due to the severity of losses under these programs, the reinsurance that the Company purchased in order to limit these losses have been exhausted and as such the Company is responsible for the losses in excess of the reinsurance coverage.

   Gross reserves for losses and loss expenses amounted to $2,934 million at December 31, 2001, up from $2,529 million at December 31, 2000 and $1,860 million at December 31, 1999. The 2001 increase in gross reserves resulted primarily from losses incurred on 2001 gross earned premiums of $1,527 million, including approximately $140 million in gross aviation losses related to the events of September 11, 2001 and the American Airlines accident in Queens, New York. Adverse deterioration of prior years' gross reserves at Legion amounted to approximately $104 million, or 4% of opening reserves during 2001. The adverse development in 2001 included approximately $80 million relating to programs that wrote workers' compensation risks in California. The higher levels of adverse deterioration of prior years' reserves during 1999 and 2000 resulted from broad adverse development of business written by Legion's managing general agents in a depressed market, where losses developed significantly from our initial expected loss ratio estimates.

   The 2000 year increase in the provision for losses and loss expenses for claims occurring in prior years relates to a $69.0 million charge taken primarily to increase the Company's provision for reinsurance recoverables.

5.  REINSURANCE

   For the Corporate Risk Management business, the Legion Companies have established a reinsurance treaty with unaffiliated reinsurers to transfer the specific and aggregate excess risk above the client's retention. The client's retention is negotiated separately for each program and reflects the amount of risk the client wishes to retain for its program on both a specific and aggregate basis. Historically, in our Program Business model, the Legion Companies typically purchased a separate insurance treaty, both on a quota share and a specific and aggregate excess of loss basis, in respect of each program. It has been the Legion Companies' policy to place substantially all reinsurance with unaffiliated commercial reinsurers whose ratings from A.M. Best Company are A- or higher at the time of placement. At December 31, 2001, the largest reinsurance recoverable from unaffiliated commercial reinsurers was $337.2 million from Lloyd's of London, $240.0 million from Transatlantic Reinsurance Company, a participant on several layers of specific and aggregate reinsurance with respect to various of our Program and Corporate Risk Management business; $291.6 million from GE Reinsurance Corp., which is a reinsurer on several current treaties; $125.3 million from Hannover Ruckversicherungs AG and $115.7 million from American Re-Insurance Company, which are both reinsurers on several current treaties. As of March 7, 2002, Lloyd's of London is rated A-, Transatlantic is rated A++, GE Reinsurance Corporation is rated A++, Hannover Ruckverischerungs AG is rated A+u (under review with developing implications) and American Re-Insurance is rated A++ by A.M. Best Company.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

   Losses and loss expenses for 2001, 2000 and 1999 are reported net of reinsurance in the Company's Statement of Operations. Assumed, ceded and net amounts for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                         Year ended December 31,
                                      -----------------------------
                                        2001      2000      1999
                                      --------- --------- ---------
             Losses and Loss Expenses        (In Thousands)
                Direct and Assumed... 1,529,771 1,336,667 1,302,392
                Ceded................ 1,212,922 1,109,512 1,154,687
                                      --------- --------- ---------
                Net..................   316,849   227,155   147,705
                                      ========= ========= =========

6.  INVESTMENTS

A. Cash and cash equivalents include amounts invested in commercial paper and discount notes at December 31, 2001 of $11.7 million (2000--Nil). Substantially all of the remaining amount is invested in money market or interest-bearing bank accounts.

B. (i) All investments are held as available for sale. The amortized cost and fair market value are as follows:

                                                                       At December 31, 2001
                                                            -------------------------------------------
                                                            Amortized Unrealized Unrealized Fair Market
                                                              Cost       Gain       Loss       Value
                                                            --------- ---------- ---------- -----------
                                                                          (In thousands)
U.S. Treasury securities and obligations of U.S. government
  corporations and agencies................................ $214,315    $3,217     $   22    $217,510
Corporate debt securities..................................  128,423     2,836        777     130,483
                                                            --------    ------     ------    --------
Total bonds................................................  342,738     6,053        799     347,993
Redeemable preferred shares................................    1,538        22         42       1,518
                                                            --------    ------     ------    --------
                                                             344,276     6,075        841     349,511
Mutual funds(1)............................................   50,887     1,993        214      52,666
                                                            --------    ------     ------    --------
Total investments.......................................... $395,163    $8,068     $1,055    $402,177
                                                            ========    ======     ======    ========

                                                                       At December 31, 2000
                                                            -------------------------------------------
                                                            Amortized Unrealized Unrealized Fair Market
                                                              Cost       Gain       Loss       Value
                                                            --------- ---------- ---------- -----------
                                                                          (In thousands)
U.S. Treasury securities and obligations of U.S. government
  corporations and agencies................................ $180,051    $1,947    $ 6,126    $175,872
Corporate debt securities..................................  131,180       667      3,968     127,879
                                                            --------    ------    -------    --------
Total bonds................................................  311,231     2,614     10,094     303,751
Redeemable preferred shares................................    1,268        --        159       1,109
                                                            --------    ------    -------    --------
                                                             312,499     2,614     10,253     304,860
Mutual funds(1)............................................   69,411     2,074      5,271      66,214
                                                            --------    ------    -------    --------
Total investments.......................................... $381,910    $4,688    $15,524    $371,074
                                                            ========    ======    =======    ========

--------
(1) The Company invests in Mutual Funds with fair market values of $50.0 million (2000--$45.5 million) which are administered by MRM Financial Services Ltd., a wholly-owned subsidiary of the Company.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

   The Company does not have any investment in a single corporate security which exceeds 1.4% of total bonds at December 31, 2001 (2000--1.6%).

   The following unrealized gains and losses on available for sale investments have been recorded in Accumulated other comprehensive income in Shareholders' equity:

                             Gross Unrealized          Net Unrealized
                              Gains (losses)    Tax    Gains (losses)
                             ---------------- -------  --------------
                                          (In thousands)
           January 1, 1999..     $  6,786     $(2,330)    $  4,456
           Movement.........      (21,723)      2,330      (19,393)
                                 --------     -------     --------
           December 31, 1999      (14,937)         --      (14,937)
           Movement.........        4,101          --        4,101
                                 --------     -------     --------
           December 31, 2000      (10,836)         --      (10,836)
           Movement.........       17,849          --       17,849
                                 --------     -------     --------
           December 31, 2001     $  7,013     $    --     $  7,013
                                 ========     =======     ========

   The following table sets forth certain information regarding the investment ratings of the Company's bond and redeemable preferred share portfolio:

                          December 31, 2001    December 31, 2000
                         -------------------  -------------------
                         Amortized            Amortized
                           Cost    Percentage   Cost    Percentage
                         --------- ---------- --------- ----------
                                      (In thousands)
              Ratings(1)
              AAA....... $171,783     49.90%  $139,685     44.70%
              AA........   52,877     15.36     47,993     15.36
              A.........   66,859     19.42     85,715     27.43
              BBB.......   37,130     10.78     26,243      8.40
              BB........    9,284      2.70      6,697      2.14
              B.........    6,343      1.84      6,166      1.97
                         --------    ------   --------    ------
              Total..... $344,276    100.00%  $312,499    100.00%
                         ========    ======   ========    ======

--------
(1) Ratings as assigned by Standard & Poor's Corporation.

   The maturity distribution of investments in bonds and redeemable preferred shares is as follows:

                                              Fair   Amortized
                                              Value    Cost
                  -                          ------- ---------
                                              (In thousands)
                  Less than 1 year..........  32,041   31,828
                  1-5 years.................  93,475   90,519
                  5-10 years................  71,315   70,750
                  Greater than 10 years.....  84,889   83,970
                                             -------  -------
                                             281,720  277,067
                  Mortgage-backed securities  67,791   67,209
                                             -------  -------
                  Total fixed maturities.... 349,511  344,276
                                             =======  =======

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

   (ii)  Realized gains and losses:

                                                                Year ended December 31,
                                                              ---------------------------
                                                                2001      2000      1999
                                                              --------  --------  -------
                                                                     (In thousands)
Proceeds from sale of investments held as available for sale. $ 48,015  $369,584  $85,312
                                                              --------  --------  -------
Realized gains on investments--held as available for sale.... $    805  $    393  $   932
Realized losses on investments--held as available for sale(1)  (22,066)   (5,384)  (6,519)
                                                              --------  --------  -------
Net realized losses..........................................  (21,261)   (4,991)  (5,587)
Other gains..................................................   11,852       256      388
                                                              --------  --------  -------
Realized capital losses...................................... $ (9,409) $ (4,735) $(5,199)
                                                              ========  ========  =======

--------
(1) Realizes losses on investments held as available for sale include:

  . $10.4 million of reductions in the carrying values of certain Collateralized Bond Obligations; and
  . a reclassification between unrealized and realized losses on investments of $9.1 million after determination that certain of the Company's investments in marketable securities were subject to an "other than temporary" decline in market value in accordance with FAS 115.

C.  Details of investment income by major categories are presented below:

                                            Year ended December 31,
                                          ---------------------------
                                            2001      2000      1999
                                          --------  --------  -------
                                                 (In thousands)
          Cash and cash equivalents...... $  5,588  $  7,500  $ 5,622
          Mutual funds...................    4,813    13,024    9,872
          Preferred stocks...............    1,082       461      172
          Bonds..........................   19,964    22,427   20,502
                                          --------  --------  -------
          Gross investment income........   31,447    43,412   36,168
          Claims deposit liabilities, net   (2,981)   (2,555)  (1,552)
          Contract expenses..............     (389)     (468)    (380)
          Investment expenses............     (921)   (1,057)    (620)
                                          --------  --------  -------
          Net investment income.......... $ 27,156  $ 39,332  $33,616
                                          ========  ========  =======

D. Legion is required by certain states in which it operates to maintain special deposits or provide letters of credit. This obligation amounted to $241.3 million at December 31, 2001 (2000--$190.6 million) and included deposits of $121.9 million (2000--$63.8 million) and letters of credit of $119.4 million (2000--$126.8 million).

7.  LOANS PAYABLE

   During September 2000, as part of its overall refinancing, the Company entered into two separate agreements that together provided $220 million of total financing. The first agreement is a $180 million revolving credit facility with a syndicate of commercial banks (the "credit facility"). The second agreement was a private placement of $40 million of Auction Rate Reset Preferred Securities (the "Rhino Preferred Securities"). The proceeds of these agreements were used to retire $217 million of outstanding indebtedness under the bridging loan agreement (the "bridging loan") the Company had in place with various financial institutions resulting in an extraordinary loss of $2.5 million, net of tax.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

  Credit Facility

   The principal is repayable in full on September 21, 2003. Interest rates on the credit facility are based on LIBOR plus 150 basis points for 2001 and a utilization fee of 30 basis points. Subsequent to December 31, 2001, Standard & Poors downgraded the Company's counterparty credit and subordinated debt ratings from BBB- and BB+ to B and B-, respectively. The effect of this downgrade is to increase the Company's interest rate on the credit facility to Prime Rate plus 200 basis points and the utilization fee to 50 basis points. The credit facility agreement contains certain financial covenants, including the requirement that the Company's total consolidated indebtedness to total capital ratio shall not exceed 0.45:1 during the first 18 months of the facility and 0.40:1 thereafter. Shareholders' equity, as calculated in accordance with U.S. GAAP, shall be greater than the sum of $350 million plus 50% of cumulative positive net income post June 30, 2000. For these purposes, Shareholders' equity excludes any unrealized gains or losses on the Company's investment portfolio.

   On May 17, 2001, the Company amended the Credit Agreement, to permit the issuance of the 9 3/8% Convertible Exchangeable Debentures Due 2006 and the Warrants, to make modifications to the covenants contained in the Credit Facility and to provide for a pledge of the capital stock of MRM Holdings Ltd. and MRM Services Ltd. to secure the obligations under the Credit Facility. (See
Note 8)

   At December 31, 2001 the Company had $180 million outstanding under the credit facility. The Company was not in compliance with certain of the covenants of the credit facility as at December 31, 2001 (see Note 9). Interest payments on the credit facility totaled $11.0 million for the year ending December 31, 2001. The repayment of the credit facility has been guaranteed by the Company and Mutual Group Ltd., a U.S. subsidiary of the Company.

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

   On May 8, 2001, Mutual Group, Ltd., purchased $10 million of outstanding RHINOS from the Trust. All of the remaining RHINOS Preferred Securities were exchanged in connection with this purchase and issuance of the 9 3/8% Convertible Exchangeable Debentures Due 2006 and the Warrants, as detailed below, and are no longer outstanding.

  Other Loans

   These are comprised as follows:

                                              December 31,
                    -                        --------------
                                              2001    2000
                                             ------- ------
                    Mortgages on offices(a). $11,412 $1,640
                    Convertible loan note(b)   5,000     --
                    Other...................   1,435  1,955
                                             ------- ------
                       Total................ $17,847 $3,595
                                             ======= ======

--------
(a) The 2001 balance includes $9.8 million that relates to a capital lease of the Company's principal offices in Hamilton, Bermuda. The lease is a fifty-year lease with rent for the first twenty years currently at the rate of

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

   $228,000 per quarter and thereafter at a nominal rent for the balance of the term. The quarterly rate to be paid in the future is variable dependent in part on market interest rates. The related asset is included within fixed assets and is being depreciated over the term of the lease.
(b) The convertible loan was issued as part of the consideration relating to the acquisition of the Valmet Group Ltd. (see Note 19--Acquisitions). The loan is payable upon demand after January 2, 2006 and has a coupon of 7.5%. It is convertible into the Company's stock at a conversion price of $16.875 at the option of the noteholder.

Total interest expense on other loans was $0.9 million, $0.4 million and $0.2 million, for the years ended December 31, 2001, 2000 and 1999, respectively.

8.  DEBENTURES

  9 3/8% Convertible Exchangeable Debentures Due 2006

   On May 17, 2001, pursuant to a Securities Purchase Agreement, dated May 8, 2001, XL Insurance Ltd. ("XL"), First Union Merchant Banking 2001, LLC ("First Union"), High Ridge Capital Partners II. L.P. ("High Ridge"), Century Capital Partners II, L.P. ("Century Capital II"), Taracay Investors Company ("Taracay") and Robert A. Mulderig purchased $112.5 million in aggregate principal amount of the Company's convertible exchangeable debentures due 2006 (collectively, "Debentures") and Intrepid Funding Master Trust ("Intrepid") exchanged $30.0 million of the Company's outstanding Rhino Preferred Securities for $30.0 million aggregate principal amount of the Debentures. The Debentures were issued as a unit with voting preferred stock that has nominal economic value. In addition, XL, First Union, Century Capital II and Taracay were issued warrants (the "Warrants") to purchase up to an aggregate of 2,151,943 of the Company's common shares (the "Common Shares"). The Debentures are convertible at any time at the option of the holder into Common Shares at an initial conversion price of $7.00 per share, and the Warrants are exercisable at any time at the option of the holder for Common Shares at an initial exercise price of $7.00 per share. The Debentures are secured by the shares of Mutual Risk Management (Holdings) Ltd. ("MRM Holdings") and MRM Services Ltd., wholly owned subsidiaries of the Company. The number of Common Shares currently issuable upon conversion of all of the Debentures and the Warrants is 22,509,085, which represents approximately 54% of the currently outstanding Common Shares.

   The Company has determined that there was a value associated with the Warrants issued on May 17, 2001. The value placed on these Warrants, using the Black Scholes method, has been determined to be $1.21 per Warrant, or $2.6 million in total. These Warrants became convertible into the common stock of the Company immediately upon issuance. The value associated with the issuance of the warrants of $2.6 million has been treated as a discount to the principal amount of the 9 3/8% debentures. This is being amortized as an adjustment to interest expense over the five year term of the 9 3/8% debentures. The related amortization in 2001 amounts to $0.3 million. As such the 9 3/8% debentures are shown on the balance sheet net of unamortized discount of $2.3 million at December 31, 2001.

   In connection with the issuance of the Debentures and the Warrants, the Company was required to restructure its operating units into two separate holding companies (the "Restructuring"). One holding company owns the Company's insurance operations and general agency entities in the United States and operates through subsidiaries as a specialty insurer writing a select book of program business. A second holding company, MRM Services Ltd. was newly incorporated in Bermuda and owns all of the Company's fee generating businesses which comprise its Corporate Risk Management, Specialty Brokerage and Financial Services business segments and all of the Company's insurance operations outside of the United States. In addition, MRM Services Ltd.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES owns the Company's IPC (or "rent-a-captive") companies that are principally dedicated to its Corporate Risk Management business segment, except for Mutual Indemnity (Dublin) Ltd. After the formation of MRM Services Ltd., the Debentures were also secured by the capital stock of MRM Services Ltd. (and are exchangeable for common shares of and/or debentures of MRM Services Ltd. that are substantially similar to the Debentures). The Company currently estimates that if all of the Debentures were exchanged for MRM Services Ltd. common shares, the holder of the Debentures would own approximately 42.4% of MRM Services Ltd.

   The 9 3/8% debentures agreement contains financial convenants similar in nature to those of the credit facility. As of December 31, 2001, the Company was not in compliance with certain of these convenants (see Note 9). Once in default the coupon on the 9 3/8% debentures increased by 100 basis points.

   On May 17, 2001, the Company amended its Credit Agreement, dated as of September 21, 2000 (the "Credit Facility"), to permit the issuance of the Debentures and the Warrants, to make modifications to the covenants contained in the Credit Facility and to provide for a pledge of the capital stock of MRM Holdings and MRM Services Ltd. to secure the obligations under the Credit Facility.

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

   The Company will have the right, under certain circumstances, to require the holders to exchange the Debentures for Guaranteed Zero Coupon Exchangeable Subordinated Debentures due 2015 of Mutual Group Ltd. (the "Exchangeable Debentures"), to be guaranteed on a subordinated basis by the Company. The Exchangeable Debentures will be exchangeable for the Company's Common Shares and will otherwise have terms and conditions substantially identical to the Debentures. During the year, no Debentures were converted into Common Shares. In 2000, no Debentures were converted into Common Shares.

   During 2000, Debentures representing a principal amount of $222.0 million were repurchased in the open market for $101.3 million, resulting in an extraordinary loss of $4.3 million, net of tax. At December 31, 2001 Debentures representing a principal amount of $30.0 million and an amortized value of $14.4 million were outstanding.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

9.  DEFAULTS ON SENIOR SECURITIES

   As of December 31, 2001, the Company was in default of the following covenants with respect to the bank loan facility and the 9 3/8% debentures:

  . the covenant regarding required minimum statutory combined ratios. This breach was waived subsequent to the year end;

  . each of the Legion Companies is required to maintain a minimum risk based capital of 205%. As at December 31, 2001 the risk based capital of Legion Insurance Company was 198%. The combined insurance companies must maintain a minimum risk based capital of 225%. At December 31, 2001 the actual risk based capital was 203%;

  . the Company's total consolidated indebtedness to total capital ratio may not exceed 0.45:1. Subsequent to the year end this was revised to 0.55:1. As at December 31, 2001 the actual consolidated indebtedness to total capital was 0.58:1; and

  . the Company is required to maintain a minimum shareholders' equity of $355.1 million excluding the effect of FAS 115, Accounting for Investments. This covenant was amended to $325 million. However, the Company is still not in compliance.

   The bank lenders and the holders of the 9 3/8% debentures amended the agreements governing the bank loan facility and 9 3/8% debentures in January 2002. The amendments were to:

  . increase the required minimum shareholders' equity effective April 30, 2002 to $425 million which has not occurred; and

  . require the Company to maintain a AM Best financial strength rating of the Legion Companies of at least "A- (Excellent)" which has not occurred.

   On February 19, 2002, AM Best Company lowered the financial strength rating to "B (Fair)" with negative implications. This rating was amended on March 29, 2002 to "E (Under Regulatory Supervision)" following Legion Insurance and Villanova being placed into rehabilitation. Management subsequently requested that A.M. Best no longer rate the Legion Companies, the IPC Companies and Mutual Idemnity (Dublin) Ltd.

   Failure to meet these requirements has resulted in an event of default under the terms of the senior securities. This allows the bank lenders and the holders of the 9 3/8% debentures to require the Company to repay the bank debt and/or the 9 3/8% debentures. The Company does not have sufficient available liquidity to pay the interest and principal if the holders of the bank debt or the 9 3/8% debentures declare the amounts to be immediately due and payable. Therefore, there is substantial doubt about the Company's ability to continue as a going concern.

   In addition, the terms of our indebtedness restrict our ability to declare or pay any dividends on our capital shares, redeem, purchase or acquire any capital shares, sell assets or make a liquidation payment with respect to our capital shares.

   As discussed in Note 3B, the IPC Companies have a $305 million fully collateralized Letter of Credit facility. This facility is guaranteed by the Company. Due to a cross default clause with the bank credit facility, the Company was in default under this Letter of Credit as at December 31, 2001.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

10.  COMPREHENSIVE (LOSS) INCOME

   SFAS 130 requires unrealized gains or losses on the Company's available for sale investments to be included in other comprehensive (loss) income.

                                                                               Year ended December 31, 2001
                                                                               ----------------------------
                                                                               Before Tax        Net of Tax
                                                                                 Amount    Tax     Amount
                                                                               ---------- -----  ----------
                                                                                      (In thousands)
Net unrealized gains on available for sale investments arising during the year  $ 9,038   $(964)  $ 8,074
Less: reclassification adjustment for losses realized in net income...........    8,811     964     9,775
                                                                                -------   -----   -------
Other comprehensive income....................................................  $17,849   $  --   $17,849
                                                                                =======   =====   =======

                                                                                   Year ended December 31, 2000
                                                                                   ---------------------------
                                                                                   Before Tax        Net of Tax
                                                                                     Amount    Tax     Amount
                                                                                   ---------- -----  ----------
                                                                                          (In thousands)
Net unrealized (losses) gains on available for sale investments arising during the
  year............................................................................   $ (890)  $ 818    $  (72)
Less: reclassification adjustment for losses realized in net income...............    4,991    (818)    4,173
                                                                                     ------   -----    ------
Other comprehensive income........................................................   $4,101   $  --    $4,101
                                                                                     ======   =====    ======

                                                                                   Year ended December 31, 1999
                                                                                   ----------------------------
                                                                                   Before Tax         Net of Tax
                                                                                     Amount     Tax     Amount
                                                                                   ---------- ------  ----------
                                                                                          (In thousands)
Net unrealized (losses) gains on available for sale investments arising during the
  year............................................................................  $(27,310) $2,702   $(24,608)
Less: reclassification adjustment for losses realized in net income...............     5,587    (372)     5,215
                                                                                    --------  ------   --------
Other comprehensive income........................................................  $(21,723) $2,330   $(19,393)
                                                                                    ========  ======   ========

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

                                    December 31, 2001 December 31, 2000
                                    ----------------- -----------------
                                    Carrying   Fair   Carrying  Fair
                                     Amount  Value(1)  Amount   Value
                                    -------- -------- -------- --------
                                              (In thousands)
         Investments............... $402,177 $402,177 $371,074 $371,074
         Other investments......... $ 31,250 $ 31,815 $ 35,201 $ 35,201
         Claims deposit liabilities $ 20,785 $ 19,421 $ 25,407 $ 23,297
         Debentures................ $154,627 $181,201 $ 13,673 $ 13,418
         Loans payable............. $180,000 $180,000 $220,000 $220,000

--------
(1) These fair values do not reflect events subsequent to December 31, 2001.

   The following methods and assumptions were used to estimate the fair value of specific classes of financial instruments. The carrying values of all other financial instruments, as defined by SFAS 107, approximate their fair values due to their short term nature.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

  Investments:

   The fair market value of investments is calculated using quoted market prices.

  Other Investments:

   Other investments consist primarily of privately held companies that do not have readily ascertainable market values. These investments are initially recorded at cost and are revalued based principally on substantive events or factors which could indicate a diminution in value.

  Claims Deposit Liabilities:

   The fair value of claims deposit liabilities is calculated by discounting the actuarially determined ultimate loss payouts at a rate of 4% (2000--6%).

  Debentures:

   The fair value of the debentures is calculated using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements.

  Loans Payable:

   The loans payable bear interest at a floating rate, and as such, the fair value equals the carrying amount.

  Assets Held in Separate Accounts:

   (a) Within assets held in separate accounts are cash and marketable investments with a carrying value and fair value of $494.8 million (2000:
$538.8 million). Fair value is calculated using quoted market prices.

   (b) Within the $344.3 million of other assets (2000: $261.0 million) $128.6 million (2000: $83.2 million) are financial instruments. The fair market value of other assets approximates carrying value due to the short term nature of these items.

12.  INCOME TAXES

                                      Current  Deferred    Total
                                      -------  --------  --------
                                             (In thousands)
             December 31, 2001:
                U.S. Federal......... $    --  $ 31,472  $ 31,472
                U.S. State and local.     303        --       303
                Foreign..............   1,079        --     1,079
                                      -------  --------  --------
                                      $ 1,382  $ 31,472  $ 32,854
                                      =======  ========  ========
             December 31, 2000:
                U.S. Federal......... $13,037  $(33,733) $(20,696)
                U.S. State and local.     171        --       171
                Foreign..............   1,392        --     1,392
                                      -------  --------  --------
                                      $14,600  $(33,733) $(19,133)
                                      =======  ========  ========
             December 31, 1999:
                U.S. Federal......... $  (118) $ (1,004) $ (1,122)
                U.S. State and local.     169        --       169
                Foreign..............     588        --       588
                                      -------  --------  --------
                                      $   639  $ (1,004) $   (365)
                                      =======  ========  ========

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

   The effective total tax rate differed from the statutory U.S. federal tax rate for the following reasons:

                                                           Year ended December 31,
                                                        ----------------------------
                                                          2001      2000      1999
                                                        --------  --------  --------
                                                               (In thousands)
Statutory U.S. federal tax............................. $(22,198) $ (6,316) $ 17,607
Increase (reduction) in income taxes resulting from:
   Valuation allowance.................................   62,978        --        --
   U.S. state taxes....................................      197       111       111
   Tax-exempt interest income..........................     (948)     (843)   (1,233)
   Foreign income not expected to be taxed in the U.S..   (6,793)  (13,353)  (14,760)
   Foreign taxes.......................................    1,079     1,392       588
   Options.............................................       --      (260)   (3,124)
   Other, net..........................................   (1,461)      136       446
                                                        --------  --------  --------
       Total........................................... $ 32,854  $(19,133) $   (365)
                                                        ========  ========  ========

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

                                                          2001      2000
                                                        --------  --------
                                                          (In thousands)
    Deferred tax assets:
       Unearned premiums and fees not deducted for tax. $ 26,342  $ 23,068
       Unpaid losses discounted for tax................   18,295    11,972
       Provisions......................................   38,802    13,811
       Other...........................................    3,217     3,334
                                                        --------  --------
           Total gross deferred tax assets.............   86,656    52,185
                                                        ========  ========
    Deferred tax liabilities:
       Deferred acquisition costs......................  (18,636)  (13,033)
       Deferred marketing expenses.....................   (2,510)   (2,426)
       Deferred market discount........................   (1,524)   (1,293)
       Other...........................................   (1,008)     (930)
                                                        --------  --------
           Total gross deferred tax liabilities........  (23,678)  (17,682)
                                                        --------  --------
    Deferred tax benefit...............................   62,978    34,503
    Valuation allowance................................  (62,978)       --
                                                        --------  --------
           Net deferred tax benefit.................... $     --  $ 34,503
                                                        ========  ========

   The valuation allowance of $63.0 million in 2001 relates primarily to losses incurred in the Legion Companies and the uncertainty of the Company's ability to realize the net deferred tax asset through future taxable income generated by the Legion Companies. The Company's net operating loss carry forward expires in 2021.

13.  SHAREHOLDERS' EQUITY AND RESTRICTIONS

   A. The Board of Directors, on October 5, 1999, approved a stock repurchase program to purchase up to three million of its outstanding Common Shares. On October 27, 1999, the Board of Directors authorized the repurchase of an additional two million shares. During the year ended December 31, 2000, a total of 2,636,716 shares were repurchased at an average price of $11.31. No additional shares were repurchased during 2001.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

   During the first quarter of 2000, the Company sold 325,000 put options for a total consideration of $251,601 which was recorded directly in additional paid-in capital. The put options entitled the holders to sell Common Shares to the company if the price of the Company's Common Shares fell below a specified strike price. All of the put options expired in 2000.

   B. MRM's board of directors is authorized to provide for the issuance of preferred shares without shareholder approval in one or more series, fix the designations, preferences, powers, and relative, participating, optional or other rights and restrictions thereof, including the dividend rate, conversion rights, voting rights, redemption price and liquidation preference, fix the number of shares constituting any series and increase and decrease the number of shares of the series.

   The 9 3/8% debentures issued, as described in note 7, on May 17, 2001 were issued in tandem with the Company's series A voting preferred shares that have nominal economic value. The voting preferred shares have voting rights proportionate to the voting rights the holders would have upon conversion of the 9 3/8% debentures into common shares. Upon conversion of the 9 3/8% debentures into common shares, the related preferred shares will be simultaneously cancelled.

   C. The Company's ability to pay dividends is subject to certain restrictions including the following:

      (i) The Company is subject up to a 30% U.S. withholding tax on any dividends received from its U.S. subsidiaries and certain of the IPC Companies.

      (ii) The Legion Companies' ability to pay a dividend is limited by insurance regulation to an annual amount equal to the greater of 10% of the Legion Companies' statutory surplus as regards policyholders, or the Legion Companies' statutory income for the preceding year. The maximum dividend the Legion Companies will be permitted to pay under this restriction in 2002 is $36.1 million based upon 2001 results (2001--$46.0 million based on 2000 results). However, due to the recent rehabilitation,and conservation of these companies, they will not be paying dividends for the foreseeable future. The Legion Companies' GAAP net assets which were restricted by the above were $359.6 million at December 31, 2001 (2000--$359.0 million). Loans and advances by the Company or any other subsidiary would require the prior approval of the Pennsylvania insurance department and possibly other states in which they are licensed. As a result of the rehabilitation and conservation, the Legion companies will not be paying dividends for the foreseeable future.

   D. At December 31, 2001 the Legion Companies' combined risk-based capital was $358.3 million (2000--$374.8 million). Under the risk-based capital tests, the threshold that constitutes the authorized control level, which authorizes the commissioner to take whatever regulatory actions considered necessary to protect the best interest of the policyholders and creditors of the Legion Companies was $176.4 million (2000--$161.9 million).

   E. Net income and policyholders' surplus of the Legion Companies, as filed with regulatory authorities on the basis of statutory accounting practices, are as follows:

                                                   Year ended December 31,
                                                 ---------------------------
                                                   2001      2000     1999
                                                 --------  -------- --------
                                                       (in thousands)
    Statutory net (loss) income for the year.... $(99,903) $ 13,309 $ 11,269
    Statutory policyholders' surplus at year end $361,199  $378,380 $349,867

   The Company's U.S. and Bermuda subsidiaries file statutory financial statements prepared in accordance with statutory accounting practices prescribed or permitted by the respective insurance regulators. As part of these filings, the Company has received regulatory permission for certain permitted practices. Legion Insurance Company and Villanova make cash advances to their TPA's and are permitted to recognize this cash as an asset.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

This amounted to $250.3 million and $29.0 million at Legion and Villanova respectively for 2001. (2000; $236.0 million and $0.3 million). Mutual Indemnity (Bermuda) Limited has permission to value the Minimum Solvency Margin at $120,000 (as opposed to the minimum capital and surplus amount of $1.0 million).

14.  EMPLOYEE BENEFIT PLANS

   A.  Options

   Employees have been granted options to purchase Common Shares under the Company's Long Term Incentive Plans. In each case, the option price equals the fair market value of the Common Shares on the day of the grant and an option's maximum term is five to ten years. Options granted vest ratably over a four year period.

   In accordance with the provisions of SFAS 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, since all options are fixed with exercise prices equal to fair value at the grant date no compensation cost is recognized. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the table below:

                                                   Year ended December 31,
                                                 ----------------------------
                                                    2001      2000     1999
                                                 ---------  --------  -------
                                                     (In thousands except
                                                      per share amounts)
  Net (loss) income--as reported................ $(109,189) $ (5,582) $50,438
  Net (loss) income--pro forma.................. $(115,611) $(10,749) $44,465
  Basic (loss) earnings per share--as reported.. $   (2.62) $  (0.14) $  1.18
  Basic (loss) earnings per share--pro forma.... $   (2.77) $  (0.26) $  1.04
  Diluted (loss) earnings per share--as reported $   (2.62) $  (0.14) $  1.14
  Diluted (loss) earnings per share--pro forma.. $   (2.77) $  (0.26) $  1.02

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield........             0.7%             1.6%             1.5%
Expected stock price volatility       .463-.570        .408.-430         .329-398
Risk-free interest rate........             4.2%             5.1%             5.9%
Expected life of options....... 4 years-9 years  4 years-9 years  4 years-9 years

   The weighted average fair value of options granted during 2001 is $3.01 per share (2000--$5.30 per share, 1999--$5.74 per share).

   The pro forma effect on net income for 2001, 2000 and 1999 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

   Options issued and outstanding under the plans are as follows:

                Summary of Employee Stock Option Plan Activity

                                                   Year ended December 31,
                                         -------------------------------------------
                                              2001           2000           1999
                                         -------------  -------------  -------------
Number of Options
Outstanding, beginning of year..........     5,006,366      4,924,273      4,220,580
Granted.................................     1,328,750      1,204,650      1,586,183
Exercised...............................          (941)      (353,754)      (744,223)
Cancelled...............................      (899,782)      (768,803)      (138,267)
                                         -------------  -------------  -------------
Outstanding and exercisable, end of year     5,434,393      5,006,366      4,924,273
                                         =============  =============  =============
Option Price Per Share
Granted................................. $ 5.50-$ 8.90  $13.25-$21.00  $11.44-$39.63
Exercised............................... $14.25-$14.25  $13.97-$15.14  $ 7.97-$26.25
Cancelled............................... $ 8.90-$39.00  $14.25-$39.00  $ 9.52-$39.54
Outstanding and exercisable, end of year $11.44-$39.63  $11.44-$39.63  $11.44-$39.63

              Summary of Options Outstanding at December 31, 2001

                        Weighted
                         Number   Average
              Number of of Shares Exercise Exercise Price
Year of Grant  Shares    Vested    Price       Range              Expiration Date Range
------------- --------- --------- -------- -------------- --------------------------------------
    1997.....   704,568  704,568   $25.57   $18.00-$28.63  January 31, 2002 to December 18, 2002
    1998.....   862,874  680,884   $35.24   $29.94-$38.31   January 2, 2003 to December 21, 2003
    1999..... 1,413,076  731,853   $16.59   $11.44-$39.63 December 18, 2002 to December 14, 2004
    2000..... 1,147,625  286,987   $13.60   $13.25-$21.00    March 15, 2005 to December 14, 2005
    2001..... 1,306,250       --   $ 6.35   $ 5.50-$ 8.90    March 14, 2006 to December 14, 2006

   Options have been granted to each of the outside directors. All options are for five years and become exercisable six months after issuance.

   Total options granted to directors are as follows:

               Number of Shares
              -------------------
Year of Grant Granted Outstanding Exercise Price         Expiration Date
------------- ------- ----------- -------------- --------------------------------
    1997.....  75,000    67,500   $19.50-$27.81  May 21, 2002 to December 1, 2002
    1998.....  60,000    52,500          $37.25                  December 1, 2003
    1999.....  60,000    52,500          $14.75                  December 1, 2004
    2000..... 105,000   105,000          $16.50                  December 1, 2005
    2001..... 150,000   150,000          $ 8.96                  December 3, 2006

   The Company has issued restricted stock pursuant to its Long Term Incentive Plan. During the year, 137,309 restricted Common Shares of the Company with a value of $1,222,050 were awarded to employees. These shares vest ratably over various periods to March 31, 2004.

   At the time of grant, the market value of the shares awarded under this plan is recorded as unearned stock grant compensation and is presented as a separate component of shareholders' equity. The unearned compensation is charged to operations over the vesting period.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

   B.  Retirement Benefit Arrangements

   For employee retirement benefits, the Company actively maintains defined contribution plans, which are contributory or non-contributory depending upon competitive local market practices. Contributions are primarily based upon a percentage of eligible compensation.

15.  (LOSS) EARNINGS PER COMMON SHARE

   The following table sets forth the computation of basic and diluted earnings per common share.

                                                                2001             2000           1999
                                                              -----------     -----------     -----------
                                                            (In thousands, except share and per share data)
Numerator
(Loss) Income before extraordinary loss.................... $  (108,240)     $     1,245     $    50,620
Extraordinary loss on extinguishment of debt, net of taxes.         949            6,827             182
                                                              -----------     -----------     -----------
Net (loss) income..........................................    (109,189)          (5,582)         50,438
                                                              -----------     -----------     -----------
Numerator for basic earnings per common share--Net (loss)
  income...................................................    (109,189)          (5,582)         50,438
Effect of dilutive securities:
Conversion of Zero Coupon Convertible Exchangeable
  Subordinated Debentures..................................          --               --           5,997
                                                              -----------     -----------     -----------
Numerator for diluted earnings per common share--Net (loss)
  income after assumed conversions(1)...................... $  (109,189)     $    (5,582)    $    56,435
                                                              ===========     ===========     ===========

Denominator
Denominator for basic earnings per common share--weighted
  average shares...........................................  41,694,366       41,244,621      42,797,133
Effect of dilutive securities:
Stock options..............................................          --               --         991,406
Conversion of Zero Coupon Convertible Exchangeable
  Subordinated Debentures..................................          --               --       5,818,374
                                                              -----------     -----------     -----------
Denominator for diluted earnings per common share--adjusted
  weighted average shares and assumed conversions(1).......  41,694,366       41,244,621      49,606,913
                                                              ===========     ===========     ===========
Basic earnings per common share:
(Loss) Income before extraordinary loss.................... $     (2.60)     $      0.03     $      1.18
Extraordinary loss, net of tax.............................       (0.02)           (0.17)             --
                                                              -----------     -----------     -----------
Basic earnings per common share............................ $     (2.62)     $     (0.14)    $      1.18
                                                              ===========     ===========     ===========
Diluted earnings per common share:
(Loss) Income before extraordinary loss.................... $     (2.60)     $      0.03     $      1.14
Extraordinary loss, net of tax.............................       (0.02)           (0.17)             --
                                                              -----------     -----------     -----------
Diluted earnings per common share.......................... $     (2.62)     $     (0.14)    $      1.14
                                                              ===========     ===========     ===========

--------
(1) Excludes the conversion of 9 3/8% debentures, warrants and convertible loan, which have an anti-dilutive effect.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

16.  DERIVATIVE FINANCIAL INSTRUMENTS

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

17.  SEGMENT INFORMATION

   Selected information by operating segment is summarized in the chart below.

Line of Business Financial Information

                                                                          Year ended December 31,
                                                                       -----------------------------
                                                                          2001     2000(1)   1999(1)
                                                                       ---------  --------  --------
                                                                               (In thousands)
Revenue(2)
Corporate Risk Management............................................. $  57,865  $ 46,690  $ 49,365
Financial Services....................................................    53,290    27,943    19,522
Specialty Brokerage...................................................    18,957    19,039    13,692
Insurance Operations..................................................     7,579     6,187     6,220
Underwriting..........................................................   320,926   254,505   181,798
Net investment income.................................................    17,747    34,597    28,417
Other.................................................................     1,444     1,202      (300)
                                                                       ---------  --------  --------
Total................................................................. $ 477,808  $390,163  $298,714
                                                                       =========  ========  ========

(Loss) income Before Income Taxes, Minority Interest and Extraordinary
  Loss
Corporate Risk Management............................................. $  14,320  $ 12,587  $ 15,770
Financial Services....................................................    11,680     3,455       591
Specialty Brokerage...................................................     4,049     4,653     4,520
Insurance Operations..................................................     4,988     3,822     4,255
Underwriting..........................................................  (101,119)  (55,333)    6,562
Net investment income(3)..............................................    (4,495)   15,405    21,610
Other.................................................................    (2,843)   (2,986)   (3,001)
                                                                       ---------  --------  --------
Total................................................................. $ (73,420) $(18,397) $ 50,307
                                                                       =========  ========  ========

--------

(1) The Company has amended the income statement presentation and reclassified the comparative periods to reflect the transition from its former Program Business model to a Specialty Insurance operation. Management believes the new basis of segmentation most accurately reflects the Company's operating segments under the definitions provided by SFAS No. 131.
(2) Fee income from two clients accounted for 2% and 2% of total fee income in 2001 (2000--3% and 2%; 1999--2% and 2%). Premiums earned from two clients accounted for 6% and 5% of total premiums earned during 2001 (2000--12% and 4%; 1999--6% and 6%). The subsidiaries' accounting records do not capture information by reporting segment sufficient to determine identifiable assets by such reporting segments.
(3) Net investment income, net of realized capital losses and interest expense.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

18.  FOREIGN SALES AND OPERATIONS

   The Company's non-U.S. operations include Bermuda, Barbados, the Cayman Islands and Europe.

Financial Information Relating to Geographic Areas

                                                              Year ended December 31,
                                                         ----------------------------------
                                                            2001        2000        1999
                                                         ----------  ----------  ----------
                                                                   (In thousands)
Total Revenues(1)
U.S. Business........................................... $  292,486  $  222,401  $  198,371
Non-U.S. Business.......................................    185,322     167,762     100,343
                                                         ----------  ----------  ----------
Total................................................... $  477,808  $  390,163  $  298,714
                                                         ==========  ==========  ==========
(Loss) Income Before Income Taxes, Minority Interest and
  Extraordinary Loss
U.S. Business........................................... $  (74,176) $  (57,982) $   15,911
Non-U.S. Business.......................................        756      39,585      34,396
                                                         ----------  ----------  ----------
Total................................................... $  (73,420) $  (18,397) $   50,307
                                                         ==========  ==========  ==========
Total Assets
U.S. Business........................................... $4,088,035  $3,749,858  $3,078,861
Non-U.S. Business(2)....................................  1,275,048   1,109,791     954,313
                                                         ----------  ----------  ----------
Total................................................... $5,363,083  $4,859,649  $4,033,174
                                                         ==========  ==========  ==========

--------
(1) The Company has amended the income statement presentation and reclassified the comparative periods to reflect the transition from its former Program Business model to a specialty insurance operation.
(2) Includes assets held in separate accounts of $839.1 million, $799.8 million and $693.4 million for 2001, 2000, and 1999 respectively.

19.  ACQUISITIONS

   On January 1, 2001, the Company acquired Valmet Group Ltd. ("Valmet") for $14.4 million. The excess of the purchase price over net assets acquired was $10.5 million. The Company combined Valmet and our existing trust businesses under a new Bermuda company, Mutual Trust Management Ltd.

   During fourth quarter 2001, Mutual Trust Management acquired NCS Benelux BV for $4.2 million. The excess of the purchase price over net assets acquired was $3.0 million.

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

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

20.  RELATED PARTY TRANSACTIONS

   A. Fee income of $0.1 million (2000--$0.3 million; 1999--$0.8 million) and premiums of $1.6 million (2000--$3.8 million; 1999--$(0.1) million) were earned from a certain IPC Program participant associated with a director and shareholder of the Company.

   B. A number of subsidiaries of the Company have written business involving subsidiaries of The Galtney Group, Inc. ("GGI") of which a director of the Company is the principal shareholder. During 2001 the Company paid fees of $5.7 million on such business to GGI (2000--$6.2 million; 1999--$3.0 million).

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

   E. On May 9, 2002, the Company completed the sale of its variable life insurance subsidiary, MRM Life Ltd. MRM Life Ltd. is a protected cell company incorporated in Bermuda. In March 2002, a trust, the potential beneficiaries of which include the Company's CEO Robert Mulderig, surrendered an annuity policy in accordance with its terms and received $4,737,811 from MRM Life Ltd. as the cash surrender value of the policy. This annuity policy had been purchased by the trust using its own funds and the Company did not contribute or fund this annuity in any manner.

   F. As of December 31, 2001, Mr Robert Mulderig owed the Company $318,303 in reimbursement of certain travel and other expenses incurred by the Company on his behalf. This advance was repaid in 2002.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

21.  QUARTERLY FINANCIAL DATA--(UNAUDITED)

   The table below details quarterly financial data as previously disclosed in the Company's Form 10-Q filings.

                                                                       2001--Quarters Ended
                                                              --------------------------------------
                                                                Dec 31    Sept 30  June 30  March 31
                                                              ---------  --------  -------- --------
                                                              (In thousands, except per share data)
Total revenues............................................... $ 123,789  $128,609  $124,316 $101,094
(Loss) income before income taxes, minority interest and
  extraordinary loss.........................................   (80,572)  (17,968)   12,732   12,388
(Loss) income before minority interest and extraordinary loss  (121,988)   (7,624)   11,623   11,715
(Loss) income before extraordinary loss......................  (122,697)   (8,183)   11,176   11,464
Net (loss) income............................................  (122,697)   (8,183)   10,227   11,464
                                                              ---------  --------  -------- --------
Basic earnings per Common Share:
Net (loss) income............................................ $   (2.93) $  (0.20) $   0.25 $   0.28
                                                              =========  ========  ======== ========

                                                                     2000--Quarters Ended
                                                              -----------------------------------
                                                               Dec 31     Sept 30  June 30 March 31
                                                              --------    -------- ------- --------
                                                              (In thousands, except per share data)
Total revenues(1)............................................ $ 97,436    $106,323 $96,636 $89,768
(Loss) income before income taxes, minority interest and
  extraordinary loss.........................................  (57,704)     14,784  12,971  11,552
(Loss) income before minority interest and extraordinary loss  (35,153)     13,299  12,031  10,559
(Loss) income before extraordinary loss......................  (35,209)     13,229  11,968  11,258
Net (loss) income............................................  (37,709)     13,229  11,968   6,931
                                                              --------    -------- ------- -------
Basic earnings per Common Share:
Net (loss) income............................................ $  (0.91)   $   0.32 $  0.29 $  0.17
                                                              ========    ======== ======= =======

--------
(1) The Company has amended the income statement presentation and reclassified the comparative periods to reflect the transition from its former Program Business model to a Specialty Insurance operation.

22.  SUBSEQUENT EVENTS

   A.  Sale of Hemisphere Management Ltd.

   On March 21, 2002 the Company completed the sale of its fund administration business, Hemisphere Management Ltd. ("Hemisphere"). The proceeds of the sale, which amounted to approximately $114.6 million, will be principally used to repay indebtedness. Hemisphere produced revenues of $33.5 million and net income, after minority interest, of $7.0 million in 2001.

   B. Voluntary Rehabilitation, Petition to Liquidate and Conservation of the Legion Companies

   On March 28, 2002 a Petition for Rehabilitation was filed by the Insurance Commissioner of the Commonwealth of Pennsylvania (the "Insurance Commissioner") relating to Legion Insurance and Villanova. Based upon Legion's consent to rehabilitation, the order for rehabilitation became effective April 1, 2002. On April 3, 2002, the Illinois Court entered an Order of Conservation placing Legion Indemnity in conservation.

   On August 28 and 29, 2002, the Insurance Commissioner of Pennsylvania filed petitions to liquidate Legion Insurance and Villanova. A court hearing on the petitions has not to date been scheduled.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

   On September 10, 2002 the Illinois Insurance Department filed a motion seeking to liquidate Legion Indemnity Company. A court hearing on the motion has not to date been scheduled.

   The IPC Companies entered into a binding letter agreement dated July 3 with the Rehabilator of Legion and Villanova providing for the commutation of a substantial amount of reinsurance businesses ceded by Legion and Villanova to the IPC companies. The commutation also clarifies numerous issues relating to rights of set off and access to assets held by the IPC companies. While the documentation relating to the proposed commutation has been substantially complete for a number of weeks, the Rehabilator has recently declined to complete the transactions. Mutual Risk Management and the IPC Companies are seeking a court order directing the Rehabilitator to honor the terms of the agreements and to complete the commutation on the agreed terms. If the commutation is not completed, it may force one or more of the IPC companies to seek protection through a scheme of arrangement or other proceeding.

   C.  Sale of MRM Life Ltd

   On May 9, 2002, the Company completed the sale of its variable life insurance subsidiary, MRM Life Ltd. MRM Life Ltd. is a protected cell company incorporated in Bermuda.

   D.  Sale of Captive Resources LLC.

   On June 24, 2002, the Company completed the sale of the assets of Captive Resources LLC ("CRI"), a manager of group captive insurance companies. The proceeds of the sale, which will amount to approximately $26.3 million after taxes and expenses, are being held by the Company in a separate account and will be used to repay the Company's senior creditors. CRI produced revenues of $14.2 million and net income of $3.0 million in 2001.

23.  PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   In connection with the rehabilitation of, and petition to liquidate the Legion Insurance Company and Villanova Insurance Company, the conservation of Legion Indemnity Company and the sales of Hemisphere Management Ltd. and CRI (collectively the "Events") subsequent to year-end, the following pro forma adjustments are being made to the December 31, 2001 condensed consolidated balance sheet and condensed consolidated statement of loss of the Company for the year then ended. The objective of these adjustments is to illustrate the scope of the change in the Company's historical consolidated financial position and results of operations as a result of the Events. The pro forma condensed consolidated balance sheet assumes the Events occurred as of December 31, 2001 and the pro forma condensed consolidated statement of loss assumes the Events occurred as of January 1, 2001.

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

Pro Forma Condensed Consolidated Balance Sheets As of December 31, 2001

                                                          Pro forma   Pro forma
                                             As Reported Adjustments   Company
                                             ----------- -----------  ----------
                                                       (In thousands)
ASSETS
Cash and cash equivalents................... $  240,012  $  (127,780) $  112,232
   Investments..............................    402,177     (311,601)     90,576
                                             ----------  -----------  ----------
   Total marketable investments.............    642,189     (439,381)    202,808
   Other investments........................     31,250      (14,585)     16,665
   Accounts receivable......................    534,971     (352,662)    182,309
   Reinsurance recoverable on paid losses...    230,898     (230,898)         --
   Reinsurance recoverable on unpaid losses.  2,560,602   (2,497,445)     63,157
   Prepaid reinsurance premiums.............    305,073     (305,073)         --
   Goodwill.................................     67,748      (33,916)     33,832
   Other assets.............................    151,280      (95,778)     55,502
   Assets held in separate accounts.........    839,072          (97)    838,975
                                             ----------  -----------  ----------
   Total Assets............................. $5,363,083  $(3,969,835) $1,393,248
                                             ==========  ===========  ==========
LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
   Reserve for losses and loss expenses..... $2,934,384  $(2,834,121) $  100,263
   Reserve for unearned premiums............    456,792     (435,464)     21,328

   Pension fund reserves..............................     38,843           --      38,843
   Claims deposit liabilities.........................     20,785      (11,564)      9,221
   Accounts payable...................................    335,817     (162,011)    173,806
   Credit facility (in default for 2001)..............    180,000      (59,266)    120,734
   Other Loans payable................................     17,874           --      17,874
   Prepaid fees.......................................     83,624      (75,470)      8,154
   9 3/8 Convertible Debentures (in default)..........    140,227      (45,644)     94,583
   Zero Coupon Convertible Exchangeable Subordinated
     Debentures.......................................     14,400           --      14,400
   Other liabilities..................................     39,741       (4,294)     35,447
   Liabilities related to separate accounts...........    839,072          (97)    838,975
                                                       ----------  -----------  ----------
   Total Liabilities.................................. $5,101,559  $(3,627,931) $1,473,628
                                                       ==========  ===========  ==========
SHAREHOLDERS' EQUITY (DEFICIT)
   Common shares......................................        418           --         418
   Additional paid-in capital.........................    121,161           --     121,161
   Unearned stock grant compensation..................       (978)          --        (978)
   Accumulated other comprehensive income (loss)......      7,013       (7,250)       (237)
   Retained earnings (deficit)........................    133,910     (334,654)   (200,744)
                                                       ----------  -----------  ----------
   Total Shareholders' Equity......................... $  261,524  $  (341,904) $  (80,380)
                                                       ----------  -----------  ----------
   Total Liabilities & Shareholders' Equity (Deficit). $5,363,083  $(3,969,835) $1,393,248
                                                       ==========  ===========  ==========

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES

Pro Forma Consolidated Statements of Loss Year Ended December 31, 2001

                                                              As      Pro forma  Pro forma
                                                           Reported  Adjustments  Company
                                                          ---------  ----------- ---------
                                                                   (In thousands)
REVENUES
 Fee income.............................................. $ 137,691   $ (60,686) $ 77,005
 Net premiums earned.....................................   320,926    (230,075)   90,851
 Net investment income...................................    27,156     (17,475)    9,681
 Realized capital losses.................................    (9,409)       (694)  (10,103)
 Other (loss) income.....................................     1,444      (1,438)        6
                                                          ---------   ---------  --------
 Total Revenues..........................................   477,808    (310,368)  167,440
                                                          ---------   ---------  --------
EXPENSES
 Losses and loss expenses incurred.......................   316,849    (296,194)   20,655
 Acquisition costs.......................................   105,196     (19,384)   85,812
 Operating expenses......................................   102,654     (47,506)   55,148
 Interest expense........................................    22,242      (6,385)   15,857
 Other expenses..........................................     4,287      (1,981)    2,306
                                                          ---------   ---------  --------
 Total Expenses..........................................   551,228    (371,450)  179,778
                                                          ---------   ---------  --------
LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND
  EXTRAORDINARY ITEMS....................................   (73,420)     61,082   (12,338)
 Income Taxes............................................    32,854     (35,263)   (2,409)
                                                          ---------   ---------  --------
LOSS BEFORE MINORITY INTEREST AND EXTRAORDINARY
  ITEMS..................................................  (106,274)     96,345    (9,929)
 Minority interest expense...............................    (1,966)      1,452      (514)
                                                          ---------   ---------  --------
NET LOSS BEFORE EXTRAORDINARY ITEMS......................  (108,240)     97,797   (10,443)
 Extraordinary loss on extinguishment of debt, net of tax      (949)         --      (949)
                                                          ---------   ---------  --------
NET LOSS................................................. $(109,189)  $  97,797  $(11,392)
                                                          =========   =========  ========

   The pro forma condensed consolidated financial statements do not purport to be fully indicative of the financial position or operating results which would have been achieved had the Events occurred as of the dates indicated and should not be construed as a complete representation of future financial position or operating results.

   The pro forma income statement does not include the write-off of the Legion Companies of $450 million or the gain on the sale of Hemisphere Management Ltd of $97.0 million or the proceeds or the sale of CRI of approximately $26.3 million.

   The following describes the pro forma adjustments reflected in the accompanying pro forma condensed consolidated financial statements.

a.  The Legion Companies

   The Company has determined that effective control of the Legion Companies and their subsidiaries ceased to exist subsequent to the Company's consent to the rehabilitation and conservation orders. Therefore, Legion Insurance Company, Villanova Insurance Company, Legion Indemnity Company and all of their subsidiaries (collectively the "Legion Companies") have been deconsolidated from the Company and accounted for under the cost method of accounting. The cost method of accounting requires that investments be valued at the lower of cost or fair value. The Company has assessed that there is significant uncertainty surrounding the recoverability

                 MUTUAL RISK MANAGEMENT LTD. AND SUBSIDIARIES of its investment in the Legion Companies and therefore has valued the investment at nil. The following factors are important considerations used by the Company to assess the nil valuation:

   Historical performance of insurance companies in rehabilitation, conservation and liquidation is very poor. Statistical data regarding the performance of insurance companies in rehabilitation, conservation and liquidation is not readily available. However, the Company believes that the percentage of such insurance companies that have returned any value to their original shareholders is significantly less than 10%.

   The insurance regulators who control the Legion Companies have a duty to protect the interests of policyholders and certain other creditors, but they do not have any significant duty to protect the shareholder interest held by the Company.

   Management was unable to obtain an independent valuation of the Company's interest in the Legion Companies as at March 31, 2002.

   If the Legion Companies perform well in rehabilitation, conservation and liquidation, then the State regulators may still be reluctant to give back control of the Legion Companies to the Company, and the Company has not yet received any significant interest from third parties to purchase the Legion Companies.

   At December 31, 2001, the Legion Companies had reported statutory total assets of $1.4 billion, reported statutory total liabilities of $1.0 billion and reported statutory surplus of $361.1 million. The Company believes that the valuation of nil is an appropriate carrying value for the investment in the Legion Companies under U.S. GAAP due to the significant uncertainty involved.

   The result of the deconsolidation of the Legion Companies is a decrease of $450 million in net assets, including goodwill of $24.6 million.

   The majority of the insurance related balances on the pro forma condensed consolidated balance sheet have decreased with the significant accounts being reinsurance recoverables and reserve for losses and loss expenses which have decreased by $2.5 billion and $2.8 billion, respectively.

   The significant impact of the adjustments on the pro forma condensed consolidated statement of net loss are that the net premiums written, losses and loss expenses, operating expenses and acquisition costs have decreased by $230.1 million, $296.2 million, $12.3 million and $19.4 million, respectively.

b.  Hemisphere Management Ltd.

   The sale of Hemisphere resulted in a gain of approximately $97.0 million which is recorded as an increase in retained earnings (deficit) on the pro forma condensed consolidated balance sheet. Fee income and operating expenses in the pro forma condensed consolidated statement of net loss have decreased by $33.4 million and $24.7 million, respectively.

c.  Captive Resources LLC.

   The sale of Captive Resources LLC. ("CRI") realized proceeds of $26.3 million after taxes and expenses which is recorded as an increase in retained earnings (deficit) on the pro forma condensed balance sheet. CRI produced revenues of $14.2 million and net income of $3.0 million in 2001.

d.  Deferred Income Taxes

   As discussed in Note 12, the Company established a valuation allowance of $63.0 million against its deferred tax asset, which is included as part of other assets in the pro forma condensed consolidated balance sheet. Of the $63.0 million, $56.9 million relates to the Legion Companies. This has resulted in an adjustment to the pro-forma condensed consolidated statement of net loss of $35.3 million.

                          MUTUAL RISK MANAGEMENT LTD.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      PARENT COMPANY ONLY BALANCE SHEETS

                                                                               December 31, December 31,
                                                                                   2001         2000
                                                                               ------------ ------------
                                                                                    (in thousands)
ASSETS
   Cash and cash equivalents..................................................   $ 16,547     $    339
   Investments................................................................      2,759       12,018
   Investments in subsidiaries and affiliates(1)..............................    512,809      590,117
   Due from subsidiaries and affiliates.......................................         --           --
   Other Assets...............................................................      8,648          424
                                                                                 --------     --------
   Total Assets...............................................................   $540,763     $602,898
                                                                                 ========     ========
LIABILITIES, REDEEMABLE COMMON SHARES & SHAREHOLDERS'
  EQUITY
LIABILITIES
   Accounts payable and accrued expenses......................................   $    997     $      1
   Other liabilities..........................................................        416        2,913
   Due to subsidiaries and affiliates.........................................     53,199      164,778
   9 3/8 Convertible Debentures (in default)..................................    140,227           --
   Zero Coupon Convertible Exchangeable Subordinated Debentures...............     14,400       13,673
   Loans payable(2)...........................................................     70,000       70,000
                                                                                 --------     --------
   Total Liabilities..........................................................    279,239      251,365
                                                                                 --------     --------
SHAREHOLDERS' EQUITY
   Common Shares--Authorized 180,000,000 (par value $0.01)
   Issued 41,770,484 (excluding 2,636,716 cumulative shares held in treasury)
     (2000--41,614,649).......................................................        418          416
   Additional paid-in capital.................................................    121,161      117,188
   Unearned stock grant compensation..........................................       (978)          --
   Accumulated other comprehensive income.....................................      7,013      (10,836)
   Retained earnings..........................................................    133,910      244,765
                                                                                 --------     --------
   Total Shareholders' Equity.................................................    261,524      351,533
                                                                                 --------     --------
   Total Liabilities & Shareholders' Equity...................................   $540,763     $602,898
                                                                                 ========     ========

--------
(1) Included within this amount is $448.0 million relating to the Legion Companies and their subsidiaries.
(2) Loans payable relates to the bank credit facility of $180 million. Of this amount $110 million is held by an intermediate holding company.

                See Notes to Consolidated Financial Statements

                          MUTUAL RISK MANAGEMENT LTD.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                PARENT COMPANY ONLY STATEMENTS OF (LOSS) INCOME

                                                                      For the twelve months ended Dec 31
                                                                      ---------------------------------
                                                                         2001        2000       1999
                                                                       ---------   --------   --------
                                                                              (In thousands)
NET INVESTMENT INCOME................................................ $   1,062    $  2,600   $  1,009
   Operating expenses................................................    (1,828)       (158)      (141)
   Interest expense..................................................   (12,951)    (12,252)      (573)
   Amortization of debentures........................................      (727)     (1,396)    (5,996)
                                                                       ---------   --------   --------
LOSS BEFORE EXTRAORDINARY LOSS AND EQUITY IN
  EARNINGS OF SUBSIDIARIES...........................................   (14,444)    (11,206)    (5,701)
   Extraordinary loss on extinguishment of debentures, net of tax....        --      (6,827)      (182)
                                                                       ---------   --------   --------
LOSS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES.......................   (14,444)    (18,033)    (5,883)
   Undistributed equity in earnings of subsidiary....................   (94,745)     12,451     56,321
                                                                       ---------   --------   --------
NET (LOSS) INCOME....................................................  (109,189)     (5,582)    50,438
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
   Unrealized (losses) gains on investments, net of reclassification
     adjustment......................................................    17,849       4,101    (19,394)
                                                                       ---------   --------   --------
COMPREHENSIVE (LOSS) INCOME.......................................... $ (91,340)   $ (1,481)  $ 31,044
                                                                       =========   ========   ========

                See Notes to Consolidated Financial Statements

                          MUTUAL RISK MANAGEMENT LTD.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  PARENT COMPANY ONLY STATEMENTS OF CASH FLOW

                                                                       2001       2000      1999
                                                                    ---------  ---------  --------
                                                                            (In thousands)
NET CASH FLOW FROM OPERATING ACTIVITIES
Loss before equity in earnings of subsidiaries..................... $ (14,444) $ (18,033) $ (5,883)
Items not affecting cash...........................................
   Amortization of debentures......................................       727      1,396     5,996
   Amortization of investments.....................................        --         --    (1,092)
   Extraordinary loss on extinguishment of debt....................        --      6,827        --
   Amortization of warrants........................................       325         --        --
   Other items.....................................................        --     (4,124)       --
Net changes in non-cash balances relating to operations............
   Other assets....................................................     1,133      1,895        53
   Accounts payable and accrued expenses...........................       996       (392)      393
                                                                    ---------  ---------  --------
NET CASH FLOW APPLIED TO OPERATING ACTIVITIES......................   (11,263)   (12,431)     (533)
                                                                    ---------  ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cost of investments.............................................        --     (2,231)       --
   Proceeds from sale of investments...............................     9,185         --        --
   Investments in and advances to subsidiaries and affiliates, net.  (111,094)   161,706   (74,185)
                                                                    ---------  ---------  --------
NET CASH (APPLIED TO) FROM INVESTING ACTIVITIES....................  (101,909)   159,475   (74,185)
                                                                    ---------  ---------  --------
CASH FLOWS FROM FROM FINANCING ACTIVITIES
   Net proceeds from shares issued.................................     2,997      7,824    11,210
   Purchase of Treasury shares.....................................        --     (1,387)  (29,814)
   Debentures issued, net of expenses..............................   130,545         --        --
   Extinguishment of convertible debentures........................        --   (101,325)   (6,163)
   Loans payable received (repaid).................................        --    (47,000)  117,000
   Dividends paid..................................................    (4,162)   (11,539)  (11,482)
                                                                    ---------  ---------  --------
NET CASH FLOWS FROM (APPLIED TO) FINANCING
  ACTIVITIES.......................................................   129,380   (153,427)   80,751
                                                                    ---------  ---------  --------
   Net increase (decrease) in cash and cash equivalents............    16,208     (6,383)    6,033
   Cash and cash equivalents at beginning of year..................       339      6,722       689
                                                                    ---------  ---------  --------
   Cash and cash equivalents at end of year........................ $  16,547  $     339  $  6,722
                                                                    =========  =========  ========

                See Notes to Consolidated Financial Statements

                                                                    SCHEDULE VI
                          MUTUAL RISK MANAGEMENT LTD.
                      SUPPLEMENTARY INSURANCE INFORMATION
                          (U.S. DOLLARS IN THOUSANDS)

                                 Gross
                              Reserve for
                   Deferred     Unpaid       Gross
   Year Ended       Policy    Claims and  Discount, if  Gross                 Net
  December 31,    Acquisition   Claims        any,     Unearned Net Earned Investment
Property-Casualty    Cost      Expenses   Deducted(1)  Premiums  Premiums    Income
----------------- ----------- ----------- ------------ -------- ---------- ----------
2001.............   73,721     2,934,384     14,738    456,792   320,873     17,555
2000.............   52,047     2,526,499     58,087    426,069   254,488     20,956
1999.............   20,531     1,859,308     39,538    335,265   181,784     17,466

                   Net Claim and Claims   Amortization
                     Expenses Incurred    of Deferred   Claims
   Year Ended          Related to(1)         Policy      and      Net      Other
  December 31,    ----------------------- Acquisition   Claims  Premiums Operating
Property-Casualty Current Year Prior Year   Costs(2)   Expenses Written  Expenses
----------------- ------------ ---------- ------------ -------- -------- ---------
      2001.......   188,845     128,004      12,553    164,784  395,591   92,642
      2000.......   157,813      69,342       2,572    135,622  280,140   80,111
      1999.......   140,574       7,131     (37,330)   128,384  200,503   64,862

--------
(1) Medical malpractice reserves have been discounted at 6%. Workers' compensation reserves have been discounted at 4%.
(2) Net of ceding commissions.

ITEM: 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

   NONE

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Directors and Officers

   The following table shows certain information with respect to each officer and executive officer of the Company.

                       Director  Term
       Name        Age  Since   Expires Principal Occupation & Business Experience
       ----        --- -------- ------- ------------------------------------------
David Ezekiel..... 54    2002    Until   Chairman and Chief Executive Officer of
                                  next   the Company as of November 1, 2002;
                                   AGM   President and Managing Director of
                                         International Advisory Services Limited
                                         since 1981
Paul Scope........ 46    2002    Until   Chairman and Chief Executive Officer of
                                  next   the Park Group Limited since 2001;
                                   AGM   Chairman and Chief Executive Officer of
                                         Park International Limited since 1989.
Angus H. Ayliffe.. 33    2000            Chief Financial Officer and Secretary of
                                         the Company since March 2002,
                                         designated Principal Accounting Officer
                                         since January 2002 and Controller of the
                                         Company since 2000. Prior to that, he
                                         was Director, Secretary and Vice
                                         President Administrative and Finance of
                                         Terra Nova (Bermuda) Insurance
                                         Company from 1998 to 2000 and Project
                                         Accountant for Terra Nova Insurance
                                         Company Ltd. from 1996 to 1998.
Paul D. Watson.... 44    1986            Senior Vice President and Chief
                                         Operating Officer of the Company; Vice
                                         President of the Company since March
                                         1991; President of the IPC Companies
                                         from July 1992 until December 1998;
                                         held various management and accounting
                                         positions since joining the Company in
                                         1986.
Richard E. O'Brien 45    1995            Senior Vice President and General
                                         Counsel of the Company since 1995;
                                         Partner in the law firm of Dunnington
                                         Bartholow & Miller, New York, from
                                         1989 to 1995.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the United States Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Shares and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

   To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

  Compensation

      The following table sets forth the compensation, including bonuses, paid or accrued during the Company's last three fiscal years to the Chief Executive Officer and each of the other four highest paid executive officers of the Company (the "Named Executive Officers").

                          Summary Compensation Table

                                        Annual
                                     Compensation             Long Term Compensation
                                 -------------------  -------------------------------------
                                                          Securities
                                                          Underlying          All Other
Name and Principal Position Year Salary ($) Bonus ($) Options Granted (#) Compensation(1)($)
--------------------------- ---- ---------- --------- ------------------- ------------------
   Robert A. Mulderig...... 2001  552,985          0        75,000              13,825
    Chairman and Chief      2000  537,985    145,867        70,000              13,368
     Executive Officer      1999  525,000    233,850        95,444              13,125
   John Kessock, Jr........ 2001  545,000          0        75,000               4,250
      President             2000  525,000    145,867        70,000               4,250
                            1999  525,000    233,850        95,444               4,000
   Richard G. Turner....... 2001  338,000          0        65,000               4,250
      Executive Vice        2000  325,500     91,161        52,500               4,250
      President             1999  325,500    144,987        70,000               4,000
   Glenn R. Partridge...... 2001  338,000          0        45,000               4,250
      Executive Vice        2000  325,500     91,161        52,500               4,250
      President             1999  325,500    144,987        70,000               4,000
   Andrew Cook............. 2001  268,480     50,000        20,000               5,369
      Senior Vice           2000       (2)        (2)           (2)                 (2)
     President and CFO      1999       (2)        (2)           (2)                 (2)

--------
(1) Consists of Company contributions to pension plans.
(2) Not employed by the Company during this time period.

Stock Options

   Stock options to directors and employees are currently awarded only under the provisions of the Company's 1998 Long Term Incentive Plan ("LTIP"). Options are awarded to employees at the market price of the Common Shares at the time of issuance for five-year terms with 25% becoming exercisable each year. During 2001, options for 395,000 shares were issued to eight executive officers of the Company.

   The following table provides certain information on options granted in 2001 to the Named Executive Officers. The last two columns of the table present possible values of these grants assuming certain rates of growth in the price of the Common Shares.

                             Option Grants In 2001

                                                                         Potential Realizable
                                                                         Value at Assumed
                                                                         Annual Rates of
                                                                           Stock Price
                                                                         Appreciation for
                                       Individual Grants                   Option Term
                                  ---------------------------            --------------------
                       Number of
                      Securities    % of Total
                      underlying  Options Granted Exercise or
                        Options   to Employees in Base Price  Expiration
        Name          Granted (#)   Fiscal Year     ($/Sh)       Date    5% ($)     10% ($)
        ----          ----------- --------------- ----------- ----------  -------   -------
Robert A. Mulderig(1)   75,000          5.4%         5.80      12/02/06  120,182    265,572
John Kessock, Jr.(2).   75,000          5.4%         5.80      12/02/06  120,182    265,572
Richard G. Turner(2).   65,000         4.68%         5.80      12/02/06  104,158    230,162
Glenn R. Partridge(2)   45,000         3.24%         5.80      12/02/06   72,109    159,343
Andrew Cook(2).......   20,000          1.4%         7.10       3/14/06   39,232     86,692

--------
(1) Options to purchase Common Shares are granted under the LTIP. The option price equals the fair market value of the Common Shares on the day of the grant and an option's maximum term is five to ten years. Options granted vest ratably over four year periods.
(2) All options expire 30 days after an employee has terminated employment with the Company. Accordingly, Mr. Kessock's, Mr. Partridge's and Mr. Cook's options are no longer outstanding.

   The following table presents certain information with respect to the value of options at December 31, 2001 held by the Named Executive Officers. The table presents information with respect to both exercisable and un-exercisable options.

        Aggregated Option Exercises In 2001 and Year End Option Values


                                            Number of Securities        Value of Unexercised
                      Shares     Value     Underlying Unexercised      In-the-Money Options At
                   Acquired on  Realized    Options at FY-End (#)           FY-End ($)(1)
       Name        Exercise (#)   ($)    (Exercisable/Unexercisable) (Exercisable/Unexercisable)
       ----        ------------ -------- --------------------------- ---------------------------
Robert A. Mulderig      0          0           174,222/190,222                $0/56,250
John Kessock, Jr..      0          0           174,222/190,222                $0/56,250
Richard G. Turner.      0          0           126,125/149,375                $0/48,750
Glenn R. Partridge      0          0           123,125/129,375                $0/33,750
Andrew Cook.......      0          0             23,750/91,250                $     0/0

--------
(1) Based on the closing price of the Common Shares on December 28, 2001 of $6.55. There were no in-the-money options as of July 16, 2002.

Pension Plans

   In 1990, the Company instituted two defined contribution pension plans, which are available to most of the Company's employees. In order to comply with the National Pension Scheme Act of 1998, the Company offered two new pension plans for its Bermuda employees beginning in 2000. Pursuant to all of these plans, the Company contributes up to 2.5% of an employee's salary. In 1998, the Company adopted a deferred compensation plan for senior executives. The deferred compensation plan allowed eligible employees to defer receipt of any percentage of his or her compensation by filing the appropriate election with the Company. The deferred compensation plan was not funded by the Company, although a rabbi trust, which is used to provide funds for a deferred compensation arrangement that remain subject to the claims of the creditors in the event of the payer's insolvency, was established to hold funds relating to the plan. The deferred compensation was terminated in March 2002 and the funds in the rabbi trust were distributed to the participants.

Compensation of Directors

   In 2001, outside directors received an annual fee of $25,000, plus $1,000 for each board meeting attended. In addition, in 2001, the chairmen of the following committees received the following additional fees: Compensation Committee, $5,000; Investment Committee, $3,000; Nominating Committee, $500; Reinsurance Security Committee, $2,000; and Audit Committee, $2,000. Members of the Compensation Committee, other than the chairman, received an attendance fee of $500 per meeting. Of the $25,000 annual fee, $10,000 is paid in restricted Common Shares valued at 90% of their market value on the date of issuance. In addition, the Company has a deferred compensation plan pursuant to which directors may choose to defer receipt of all or a portion of their annual compensation until retirement. Amounts deferred will be invested in Common Shares at ninety percent of market value or maintained in an interest bearing account. The restricted stock and deferred compensation will be paid to a director upon his or her retirement from the Board pursuant to the Company's retirement policy, on death or disability or in the event of a change in control of the Company. Non-executive directors also receive an annual award of options to purchase 15,000 Common Shares. The exercise price of these options is equal to the market price of the Common Shares on the date of the award. The options have a term of five years and are exercisable commencing six months after the grant date.

   Additional Information with respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions.

   During 2001, Mr. Michael P. Esposito, Jr., a former director of the Company, and Messrs. Engel, Rosenbloom and Sargent were members of the Compensation Committee.

   During 2001, Mr. Mulderig, the Company's Chief Executive Officer, was a director and a member of the compensation committee of The Galtney Group, Inc. of which William F. Galtney, Jr., a former director of the Company, was a director and executive officer.

Board Compensation Committee Report on Executive Compensation

   The Compensation Committee of the Board of Directors is composed of three independent directors who are not employed by the Company and who qualify as non-employee directors for the purposes of Rule 16b-3 adopted under the Exchange Act. The Compensation Committee is responsible for the Company's executive compensation programs, which seek to relate the compensation level of executives to the performance of the Company while insuring the Company's ability to attract and retain the highest caliber of executive by providing appropriate incentives to deliver significant long-term financial results for the benefit of shareholders. The Compensation Committee determines the salary level of each of the top seven officers of the Company, implements the Company's "Executive Bonus Plan" and determines all awards made under the LTIP. The Compensation Committee also approves the salary levels of all other employees of the Company who earn in excess of $50,000 per annum.

   In 2001, the Compensation Committee retained an independent executive compensation consulting firm to evaluate the appropriateness of the executive compensation program. This firm carried out market research on the levels of compensation of similarly situated executives and determined that the Company's cash compensation package was appropriately structured, rewarding both profitability and growth in shareholder value and delivering competitive levels of compensation when compared to similarly situated executives. Base salaries of the top executives generally approximated the midpoint of the range of comparable salaries identified in this benchmarking survey. In order to meet the objectives described above, the Compensation Committee has designed the Company's compensation program as follows:

   Base salaries, the fixed regular components of pay, are set in relation to the average level of base salaries identified in the market survey carried out by the independent compensation consulting firm for similarly situated executives.

   The Executive Bonus Plan operates to reward the executive only for better than average financial performance by the Company. The Executive Bonus Plan considers the following factors: (a) growth of operating income per Common Share during the previous five years weighted in favor of performance in the most recent years; (b) growth of shareholders' equity plus dividends during the previous five years; (c) operating expenses for the year compared against the budget adopted by the Board of Directors; (d) the average market price of the Common Shares compared to its peer group; and (e) a subjective appraisal of the executive's performance by the Compensation Committee. More relative weight is given to the first two factors, which are formula-driven, and these two factors are measured on a cumulative basis over the previous five years. In 2001, the subjective appraisal did not result in additional bonuses over and above the formula driven calculation. In 2002, the formula calculation did not result in any bonuses for the fiscal year ended 2001.

   The awards made to date pursuant to the LTIP have consisted of stock options. Stock options generally have a five year duration and vest in four equal annual amounts beginning one year after the date of the grant. The exercise price has been set at the market value of the shares on the date of the grant. These stock options are designed to reward executives and other employees for long term increases in shareholder value.

   Aggregate awards under the Executive Bonus Plan in respect of 2001 earned by the Company's seven executive officers were nil. The corresponding awards in respect of 2000 were $694,605. After review in March 2002, the base salary of Mr. Mulderig, the Company's Chief Executive Officer, remained the same as 2001 and he was not awarded a bonus. The base salary and bonus paid to Mr. Mulderig reflect the same considerations applicable to all executive officers. This report has been submitted by the Compensation Committee:

     Arthur E. Engel          Jerry S. Rosenbloom         Joseph D. Sargent

Performance Graph

   The following line graph compares the cumulative total shareholder return on the Common Shares (assuming dividends are reinvested) since December 1996 with its peer group. Also indicated on the graph is the performance of the S&P 500 index for comparison with the Company's performance.

                                    [GRAPH]

                           Annual Return Percentage

                                               Years Ending
                                    ----------------------------------
            Company Name / Index    Dec 97 Dec 98 Dec 99 Dec 00 Dec 01
            --------------------    ------ ------ ------ ------ ------
         Mutual Risk Management Ltd 63.19  31.52  -56.60 -8.13  -51.48
         S&P 500 Index............. 33.36  28.58   21.04 -9.10  -11.89
         Peer Group................ 48.41  20.83   31.45 36.39  -15.48

                                Indexed Returns


                                               Years Ending
                                 -----------------------------------------
                                  Base
                                 Period
         Company Name / Index    Dec 96 Dec 97 Dec 98 Dec 99 Dec 00 Dec 01
         --------------------    ------ ------ ------ ------ ------ ------
      Mutual Risk Management Ltd  100   163.19 214.63  93.16  85.58  41.52
      S&P 500 Index.............  100   133.36 171.48 207.56 188.66 166.24
      Peer Group................  100   148.41 179.32 235.72 321.50 271.72

                            Peer Group Companies

             American International
               Group                    Frontier Ins Group Inc
             Aon Corp                   Gallagher (Arthur J.) & Co
             Arch Capital Group Ltd     Hilb Rogal & Hamilton Co
             Chandler Ins Ltd (went
               private Apr '01)         Marsh & McLennan Cos
             Chubb Corp                 Old Republic Intl Corp
             Crawford & Co--CL A        XL Capital Ltd
             First Health Group Corp    Zenith National Insurance
                                        CP

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                     (a)                    (b)                    (c)
                                                                                          Number of securities
                                                                     Weighted-average    remaining available for
                                             Number of Securities    exercise price of    future issuance under
                                          to be issued upon exercise    outstanding        equity compensation
                                           of outstanding options,   options, warrants plans (excluding securities
                                             warrants and rights        and rights      reflected in column (a))
                                          -------------------------- ----------------- ---------------------------
Equity Compensation Plans approved by
  stockholders...........................         5,923,775                                     1,766,719
Equity Compensation Plans not approved by
  stockholders...........................                 0                  0                          0
                                                  ---------                  -                  ---------
   Total.................................         5,923,775                                     1,766,719
                                                  =========                                     =========

   The following table sets forth certain information regarding beneficial ownership of the common shares as of July 16, 2002, by each person who is known by the Company to own beneficially more than 5% of the common shares, by each of the Company's directors and by all executive officers and directors as a group.

                                                            Shares Beneficially Owned (1)
                                                            -----------------------------
                                                             Number         Percent
                                                               ---------    -------
   XL Capital Ltd. XL Capital Principal Partners II L.P.(2)
      XL House
      One Bermudiana Road
      Hamilton HM 11 Bermuda............................... 7,232,552        14.17%
   Conseco Capital Management
      11825 N. Pennsylvania Street
      Carmel, IN 46032(3).................................. 7,938,300        19.06%
   First Union Corporation(4)
      One First Union Center
      301 South College Street
      Charlotte, NC 28288-0732............................. 3,386,782         7.32%
   H.A. Schupf & Co., LLC(5)
      590 Madison Avenue
      New York, NY 10022................................... 4,237,440         10.1%
   Pimco Equity Advisors LLC(6)
      1345 Avenue of the Americas, 49th Floor
      New York, NY 10105................................... 3,764,000         8.96%
   Smithfield Fiduciary LLC,(7)
   Highbridge International LLC,
   Highbridge Capital Corporation
      The Anchorage Centre, 2nd Floor
      Harbor Drive, George Town
      Grand Cayman, Cayman Islands,
      British West Indies; and
   Highbridge Capital Management, LLC
      9 West 57th Street, 27th Floor
      New York, NY 10019................................... 2,568,106         5.68%
   Prescott Group Aggressive Small Cap, L.P.(8)
      1924 South Utica, Suite 1120
      Tulsa, OK 74104-6529................................. 2,946,400         7.08%

                                                                 Shares Beneficially Owned (1)
                                                                 -----------------------------
                                                                  Number         Percent
                                                                    ---------    -------
Ross Financial Corporation(9)
   P.O. Box 31363-SMBet
   Grand Cayman, Cayman Islands, B.W.I.......................... 2,311,100        5.53%
Robert A. Mulderig(10).......................................... 1,323,624        3.15%
Richard G. Turner(11)...........................................   330,926           *
Roger E. Dailey(12).............................................    91,445           *
Arthur E. Engel(13).............................................   251,192           *
Jerry S. Rosenbloom(12).........................................    97,872           *
Norman L. Rosenthal(14).........................................    85,004           *
Joseph D. Sargent(12)...........................................    96,192           *
All directors and executive officers as a group (10 persons)(15) 2,559,354        6.11%

--------
*  Indicates less than 1%
(1) Includes common shares and common shares issuable pursuant to the conversion of the 9 3/8% debentures and the exercise of warrants and options to acquire common shares that are exercisable within 60 days of April 4, 2002. The beneficial ownership of the Series A voting preferred shares, which have been issued as a unit with the 9 3/8% debentures and which will be surrendered upon conversion of the 9 3/8% debentures, is not separately included.
(2) Based on Amendment No.1 to Schedule 13D of XL Capital Ltd., and XL Capital Principal Partners II L.P. dated April 15, 2002. Includes 5,393,023 common shares issuable upon conversion of the 9 3/8% debentures and a warrant to purchase 1,632,043 common shares, which are owned by XL Insurance Ltd., a wholly-owned subsidiary of XL Capital Ltd. Also includes 207,486 common shares issuable upon conversion of the 9 3/8% debentures beneficially owned by Robert Mulderig for which XL has sole voting power through a voting proxy.
(3) Based on schedule 13G of Conseco Capital Management Dated May 6, 2002. Pursuant to the instructions in Item 7 of Schedule 13G, Conseco Capital Management, Inc. ("CCM"), 11825 N. Pennsylvania Street, Carmel, Indiana 46032, a wholly-owned subsidiary of Conseco, Inc. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 7,938,300 shares or 19.07% of the common stock outstanding of Mutual Risk Management Ltd. ("the Company") as a result of acting as investment adviser. Escalera Equity Fund, Ltd., a client of Conseco Capital Management, Inc., has the right to receive dividends from, as well as the proceeds from the sale of, more than 5% of such securities reported on in this statement.
(4) Based on Schedule 13G of First Union Merchant Banking 2001, LLC, dated May 25, 2001. The common shares are held by First Union Merchant Banking 2001, LLC, which is a subsidiary of First Union Corporation, of which First Union Corporation owns 99% and FUCP Management Company LLC, an unaffiliated entity, owns 1%. Includes 3,122,187 common shares issuable upon conversion of the 9 3/8% debentures and a warrant to purchase 263,965 common shares.
(5) Based on Schedule 13G of H.A. Schupf & Co., LLC, dated February 14, 2002. Based on the Schedule 13G, H.A. Schupf & Co., LLC has sole voting and dispositive power over 4,189,840 common shares and shared voting and dispositive power over 47,600 common shares. Based on the Schedule 13G, H.A. Schupf & Co., LLC is an investment advisor in accordance with Section 240.13d-1(b)(1)(ii)(E).
(6) Based on Schedule 13G of Pimco Equity Advisors LLC, dated February 13, 2002. The 13G was filed on behalf of Pimco Equity Advisors LLC, a Delaware limited liability company, and/or certain investment advisory clients or discretionary accounts relating to their collective beneficial ownership of shares of common stock of the Company. Pimco Equity Advisors LLC is a registered investment advisor under Section 203 of the Investment Advisers Act of 1940. Based on the Schedule 13G, no one client owns more than five percent of the securities of the Company.
(7) [Based on Schedule 13G of Smithfield Fiduciary LLC, Highbridge International LLC, Highbridge Capital Corporation and Highbridge Capital Management, LLC, dated December 10, 2001, filing as a group pursuant to a Joint Filing Agreement filed with the Schedule 13G.] Smithfield Fiduciary, Highbridge

   International, Highbridge Capital Corporation and Highbridge Capital Management have shared voting and dispositive power over the common shares. Includes 2,568,106 common shares issuable upon conversion of the $25 million of 9 3/8% debentures purchased by the group on November 30, 2001.
(8) Based on Schedule 13G of Prescott Group Aggressive Small Cap, L.P., dated March 8, 2002. Based on the Schedule 13G, Prescott Group Aggressive Small Cap, L.P. has sole voting and dispositive power over 2,946,400 common shares.
(9) Based on Schedule 13G of Ross Financial Corporation dated March 6, 2002. Based on the Schedule 13G, Ross Financial Corporation has sole voting and dispositive power over 2,311,100 common shares.
(10) Does not include 94,116 common shares, which are owned by trusts the beneficiaries of which are members of Mr. Mulderig's family. Mr. Mulderig disclaims beneficial ownership of these shares. Includes options to acquire 174,222 common shares. Includes 207,486 common shares issuable upon conversion of the 9 3/8% debentures for which shares XL holds a voting proxy and has sole voting power.

beneficiaries of these trusts include Mr. Kessock and members of his family.
              Includes options to acquire 174,222 common shares. Includes options to acquire 123,125 common shares.
(11) Does not include 27,666 common shares held in the Children's Trust of the Turner Family Trust as to which Mr. Turner disclaims beneficial ownership. Includes options to acquire 155,501 common shares.
(12) Includes options to acquire 52,500 common shares.
(13) Includes options to acquire 52,500 common shares. Does not include 622,700 common shares owned by Mutual Indemnity Ltd. as to which Mr. Engel may be deemed the beneficial owner.
(14) Includes options to acquire 67,500 common shares.
(15) Includes options to acquire 1,057,035 common shares and 207,486 common shares issuable upon conversion of the 9 3/8% debentures.

ITEM 13.  CERTAIN TRANSACTIONS

   The Company and its subsidiaries provide administrative and accounting services to a number of unaffiliated insurance and reinsurance companies. Some officers, directors and employees of the Company serve as officers and directors of these companies, generally without remuneration.

   Mutual Finance Ltd., a subsidiary of the Company, has an investment of approximately $2,242,000 in Century Capital Partners L.P. ("Century Capital"). This investment was made by the Mutual Finance pool, which is principally comprised of assets being invested for the benefit of participants in the Company's IPC, or "rent-a-captive," programs. Century Capital is a limited partnership that invests in insurance and other financial services companies. The general partner of Century Capital is CCP Capital, Inc. and the investment advisor is Century Capital Management, Inc. Mr. Allan Fulkerson, a director of the Company during 2001, is President and a director of CCP Capital, Inc. and Century Capital Management, Inc. and the principal shareholder of Century Capital Management, Inc., which owns CCP Capital, Inc. In addition, Mr. Fulkerson is a managing member of the general partner of Century Capital Partners II, L.P., which is a limited partnership that purchased $10,000,000 of debentures and warrants from the Company in May 2001.

   In connection with the Company's acquisition of The Hemisphere Group Limited ("Hemisphere") in July 1996, the Company acquired a 40% interest in the Hemisphere Trust Company Limited ("Hemisphere Trust"), a Bermuda "local" trust company, which had formerly been a wholly owned subsidiary of Hemisphere. As a "local" Bermuda company, at least 60% of the shares of Hemisphere Trust must be owned by Bermudians. In compliance with this requirement, Mr. Robert A. Mulderig, Chairman and Chief Executive Officer of the Company, acquired 60% of Hemisphere Trust for $200,000 at the time of the Company's acquisition of Hemisphere. The amount of the purchase price was equal to 60% of the book value of Hemisphere Trust on the date of acquisition.

   The Company and Mr. Mulderig have entered into a Shareholders' Agreement relating to Hemisphere Trust which provides, amongst other things, that (1) the Company has the option, subject to regulatory approval, to acquire Mr. Mulderig's interest in Hemisphere Trust at Mr. Mulderig's cost, plus interest at 6% per annum; (2) the Company has a pre-emptive right, also subject to regulatory approval, over the shares held by Mr. Mulderig; and (3) no dividends or other distributions can be made by Hemisphere Trust without the prior consent of the Company. The Company provides management services to Hemisphere Trust for an annual fee of $300,000.

   Certain significant shareholders and directors of the Company represent or are employed by entities which have purchased IPC programs or other services from the Company and its subsidiaries. These services are provided by the Company based on arms-length negotiations.

   Mr. Michael P. Esposito, Jr., Mr. K. Bruce Connell and Ms. Fiona E. Luck were each directors of the Company during 2001 and are directors and/or executive officers of XL Capital Ltd. XL Capital Ltd. owns all of the capital stock of XL Insurance Ltd., which purchased $52,500,000 of debentures and warrants from the Company in May 2001. Mr. A. Wellford Tabor was a director of the Company during 2001 and is a principal in First Union Capital Partners LLC. First Union Capital Partners LLC is an affiliate of First Union Merchant Banking 2001, LLC, which purchased $30,400,000 of debentures and warrants from the Company in May 2001.

   On May 9, 2002, the Company completed the sale of its variable life insurance subsidiary MRM Life Ltd. MRM Life Ltd. is a protected cell company incorporated in Bermuda. In March 2002, a trust, the potential beneficiaries of which include the Company's CEO Robert Mulderig, surrendered an annuity policy in accordance with its terms and received $4,737,811 from MRM Life Ltd. as the cash surrender value of the policy. This annuity policy had been purchased by the trust using its own funds and the Company did not contribute or fund this annuity in any manner.

   As of December 31, 2001, Mr. Robert Mulderig owed the Company $318,303 in reimbursement of certain travel and other expenses incurred by the Company on his behalf. This advance was repaid in 2002.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS OF FORM 8-K.

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

    10.1         1991 Long Term Incentive Plan.(6)(7)

    10.2         Form of Director's Stock Option Grant Agreement.(6)(7)

    10.3         Form of Non-Qualified Stock Option Grant Agreement.(6)(7)

    10.4         Form of Shareholders Agreement relating to the IPC Program.(1)

    10.5         Agreement between Mutual Risk Management (Bermuda) Ltd. And Robert A. Mulderig relating to Hemisphere Trust Company Limited.(8)

    10.6         Directors Deferred Cash Compensation Plan.(7)(4)

    10.7         Directors Restricted Stock Plan.(7)(4)

    10.8         Deferred Compensation Plan.(7)(9)

    10.9         1998 Long Term Incentive Plan.(7)(9)

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


Exhibit
  No.                                               Description
-------                                             -----------

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

 10.23  Stock Purchase Agreement by and among MGL Investments, LLC, MRM Financial Services Ltd.,
        Other Stockholders of Hemisphere Management Limited, and The BISYS Group, Inc., dated
        March 7, 2002, relating to the Hemisphere group of companies.(11)

 10.24  Consent Under Credit Agreement, dated March 7, 2002, among the Registrant, Mutual Group,
        Ltd., MGL Investments LLC, Legion Financial Corporation, Mutual Risk Management (Holdings
        Ltd., MRM Securities Ltd., Mutual Finance Ltd., MRM Services Ltd., MSL (US) Ltd. and MRM
        Services (Barbados) Ltd., as Guarantors, the Lenders (as defined therein) and Bank of America,
        N.A. as Administrative Agent.(11)

 10.25  Consent and Amendment to Debentures, dated March 7, 2002, among the Registrant, Mutual
        Group, Ltd., MGL Investments LLC, Legion Financial Corporation, Mutual Risk Management
        (Holdings Ltd., MRM Securities Ltd., Mutual Finance Ltd., MRM Services Ltd., MSL (US) Ltd.
        and MRM Services (Barbados) Ltd., as Guarantors, and XL Insurance (Bermuda) Ltd.(11)


Exhibit
  No.                                             Description
-------                                           -----------

 10.26  Consent Under Letter of Credit and Reimbursement Agreement, dated March 7, 2002, among
        Mutual Finance Ltd., as Applicant, Mutual Indemnity Ltd., Mutual Indemnity (U.S.) Ltd., Mutual
        Indemnity (Bermuda) Ltd., Mutual Indemnity (Dublin) Limited, and Mutual Indemnity
        (Barbados) Ltd., as Co-Obligors, the Registrant, MRM Services Ltd., MSL (US) Ltd. and MRM
        Services (Barbados) Ltd., as Guarantors, the Lenders (as defined therein) and Bank of America,
        N.A. as Administrative Agent.(11)

 10.27  Pennsylvania Rehabilitation Orders.

 10.28  Letter, dated March 12, 2002, to the Registrant from the Bermuda Monetary Authority, Supervisor of Insurance.(11)

 10.29  Employment Agreement, dated October 2001, between Legion Insurance Company and Doug
        Boyce.(7)

 10.30  Illinois Order of Conservation.

  21.1  List of subsidiaries.

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

   (8)  Incorporated by reference to 1996 Annual Report on Form 10-K of Mutual Risk Management Ltd.

   (9)  Incorporated by reference to 1998 Annual Report on Form 10-K of Mutual Risk Management Ltd.

  (10)  Incorporated by reference to 2000 Annual Report on Form 10-K of Mutual Risk Management Ltd.

  (11)  Filed with the 2001 Annual Report on Form 10-K of Mutual Risk Management Ltd. on April 2,
        2002.

   B. Financial Statements and Financial Statement Schedules

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

5. On May 8, 2002, announcing a preliminary agreement on restructuring.

6. On October 18, 2002, announcing (i) the resignation of Messers Roger E. Dailey, Arthur E. Engel, Jerry S. Rosenbloom, Norman L. Rosenthal, Joseph D. Sargent and Richard G. Turner as Directors of the Company; (ii) the retirement of Mr Robert Mulderig as a director of the Company and as its Chairman and Chief Executive Officer; and (iii) the appointment of Messers David Ezekiel and Paul Scope as members of the Board of Directors.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized, in Hamilton, Bermuda, on September 23, 2002.

                                          MUTUAL RISK MANAGEMENT, LTD.

                                              By:      /s/  DAVID EZEKIEL
                                                  -----------------------------
                                                          David Ezekiel
                                                  Chairman and Chief Executive
                                                             Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                        Title                    Date
          ---------                        -----                    ----
     /s/  DAVID EZEKIEL        Chairman and Chief Executive   November 7, 2002
-----------------------------    Officer and Director
        David Ezekiel            (Principal Executive
                                 Officer)

       /s/  PAUL SCOPE         Director                       November 7, 2002
-----------------------------
         Paul Scope

    /s/  ANGUS H. AYLIFFE      Chief Financial Officer and    November 7, 2002
-----------------------------    Controller (Principal
      Angus H. Ayliffe           Accounting and Financial
                                 Officer)